Form 10-K
period 2010-12-31
POLYCOM INC
filed 2011-02-18
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2010, was approximately $1,887,259,655. Shares of common stock held by each executive officer and director and by each person who beneficially owns 5% or more of the outstanding common stock have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

87,681,961 shares of the Registrant’s common stock were outstanding as of February 10, 2011.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, and in the documents incorporated by reference in this Annual Report on Form 10-K, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “should” and similar expressions or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and situations, including those disclosed in “Risk Factors” in this Annual Report on Form 10-K, that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity or performance expressed or implied by these statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

GENERAL

We are a global leader in unified communications (“UC”) solutions and a leading provider of telepresence, video, voice and infrastructure solutions based on open standards. With our UC solutions, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, solve and create through a highly visual experience from their desktops, meeting rooms, classrooms, and while mobile. Ultimately, this allows people to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through a low-cost, outsourced model optimized for quality, reliability and fulfillment agility.

Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets including finance, manufacturing, government, education and healthcare. However, in response to emerging market trends, and the network effect driven by business-to-business adoption of UC, we are extending our focus to capture opportunities within emerging markets including mobile, small and medium businesses (“SMBs”), cloud-based delivery, and the consumer markets. Our objective is to deliver what we call UCEverywhere.

Important drivers for the adoption of Polycom’s UC solutions include:

•	the growth of video as a preferred method of communication everywhere,

•	increasing presence of video on the desktop,

•	virtualization and the move to the cloud,

•	adoption of UC by small and medium businesses,

•	mobile devices playing a more important role in UC,

•	the growth in the number of teleworkers,

•	the demand for UC solutions for business-to-business communications and the move of consumer applications into the business space, and

•	the continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing remote connectivity over travel.

Visual communication provides natural and effective collaboration experiences among individuals and teams separated by distance. With the increasing availability of high-speed wired and wireless networks, migration to Internet Protocol (“IP”) communications, and advances in video technologies that include high definition (“HD”) and immersive telepresence, many enterprises, educational institutions and government organizations are seeking systems that enable real-time and on-demand video communication. Increasingly pervasive trends including globalization of the enterprise, distributed and remote workforces, outsourcing, rising travel costs, and sustainability requirements are driving organizations to implement tools that enable better decision-making, faster time-to-market, and greater returns on investment.

Our 2011 strategic plan is designed to capture the emerging network effect of UC adoption by enterprise, public sector, service providers, SMBs, and, ultimately, the connected home. We believe we are uniquely positioned as the UC ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology and customer-centric go-to-market capabilities. Central to our 2011 plan are five strategic pillars:

•	Cloud-Based UC Solutions

•	Mobile UC Solutions

•	UC Ecosystem Partners

•	UC Intelligent Core™ Platform

•	UC Innovation Engine

The first strategic pillar is enabling cloud-based UC solutions. Our plan is to deliver both premise-based and cloud-based solutions powered by Polycom UC Intelligent Core solutions (see the Network Infrastructure section under “Products and Services” below for discussion of our UC Intelligent Core solutions) at service providers worldwide. We are sponsoring an open business-to-business exchange consortium that leverages a global consortium of network and managed service providers to deliver broad and robust connectivity service for unified communications. This includes integrated directory services and presence capability for enterprises, SMBs, and consumers alike. Our solution is built with an open-standards approach, enabling standards-based devices to facilitate HD voice and video UC meetings in point-to-point or multipoint settings.

The second strategic pillar is Mobile UC solutions. Our objective is to deliver high quality real-time telepresence and content sharing on a wide variety of mobile devices. Leveraging our leadership in premise-based video and voice communications, we plan to bring innovative UC solutions to a broad array of mobile platforms. This should drive a significant network effect for users and businesses by enabling mobile devices to connect with each other as well as other standards-based telepresence systems and applications. We expect our UC mobility solutions to be deployed on networks ranging from 3G, 4G, WiFi, and DECT for both wide area anywhere/anytime communication and on-premise/in-building communication. In addition, we have a broad portfolio of Wi-Fi and DECT wireless products that address the demand for on-premise mobility from small businesses to enterprises and in vertical market segments such as healthcare, large retail, manufacturing, and high-end hospitality.

The third strategic pillar is leveraging our UC Ecosystem Partners. Through the Polycom Open Collaboration Network™, we are part of a powerful ecosystem of technology leaders, including Avaya Inc., BroadSoft, Inc., Hewlett-Packard Company (“HP”), IBM Corporation, Juniper Networks, Inc., McAfee, Inc., Microsoft Corporation and Siemens AG, with whom we are working together to develop tailored, flexible, and future-ready solutions. Our open-standards integration with the leading UC and networking platform vendors makes it possible for customers to use our solutions along with their existing business applications to communicate in real time over multiple devices and across most networks.

In 2010, we announced a strategic relationship with Microsoft. As part of this relationship, Microsoft selected Polycom to be the developer of its core telepresence technology for its new Microsoft Lync™ platform. We believe Polycom and Microsoft will deliver the industry’s most powerful telepresence application to hundreds of millions of Microsoft desktops. This desktop telepresence application will also be interoperable with our group and desktop video telepresence solutions in use today.

As part of our UC Cloud and UC Mobility strategies, we will also work more closely with service providers to deploy new unified communications services that enable consumers and enterprises to participate in both point-to-point and multi-point telepresence conversations while enjoying excellent quality over their service provider’s network. These solutions will include integrated feature-rich mobile clients, standards-based architecture, and the Polycom UC Intelligent Core platform. We believe this unique solution set and open standards approach will operate effectively with service provider networks to enable cloud-based UC delivery to consumers, whereas most other offerings have limited interoperability and only point-to-point capabilities.

The fourth strategic pillar is the delivery and proliferation of the Polycom UC Intelligent Core solution. We believe this unique infrastructure platform is helping to establish the next generation of cloud-based telepresence services for enterprise, SMB, mobile and consumer applications. The Polycom UC Intelligent Core solution ties the entire end-user experience together by delivering universal connectivity for all major voice and video standards. This solution further enables service providers that participate in the Polycom-sponsored open business-to-business exchange consortium to offer reliable, high quality connectivity to businesses and consumers. Through Polycom’s UC Intelligent Core platform, we believe that we offer a solution that provides the most efficient bandwidth utilization, the best port flexibility, and virtualization of UC network resources—a critical factor in both cloud and customer premise-based UC delivery.

The fifth and final strategic pillar is Polycom’s UC Innovation Engine. We believe we are delivering breakthrough customer experience innovations, an open architecture, and a lower total cost of ownership. We are committed to delivering what we believe to be the best and most innovative collaboration solutions on the market and we plan to continue to develop solutions that are open, integrated with the leading call management and presence-based platforms, and to deliver a content-sharing quality that we believe is unparalleled in the industry.

Integral to the success of these strategies, and in conjunction with Polycom’s UC Innovation Engine, our Professional Services team assists customers in planning, deploying, and managing their UC solutions. These services include network assessment, project management, UC implementation, adoption services, data migration, best-practices assessment, and solutions optimization.

We conduct our business globally and are managed geographically in three segments: (1) Americas, which consist of North, Central and Latin Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). For a summary of the financial information of our segments, see Note 12 of Notes to Consolidated Financial Statements, which is incorporated herein by reference.

We were incorporated in December 1990 in Delaware. Our headquarters are located at 4750 Willow Road, Pleasanton, California, 94588. Our telephone number at this location is (925) 924-6000 and our web address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website under “Company > Investor Relations > SEC Filings,” as soon as reasonably practicable after such material is filed electronically with, or furnished to, the United States Securities and Exchange Commission, or SEC. Information on the website does not constitute a part of this Annual Report on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding us that we file electronically with the SEC.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks, and service marks of ours and of other companies.

PRODUCTS AND SERVICES

Our UC solutions encompass everything from immersive telepresence to desktop video to mobile devices, and span voice, video, content management, and sharing solutions, including the infrastructure that connects them.

Our products and solutions are categorized as follows:

•	UC Group Systems which includes immersive telepresence, group video and group voice systems.

•	UC Personal Devices which includes desktop video devices, desktop voice, and wireless LAN (local area network) products.

•	Network Infrastructure which includes conferencing infrastructure, our distributed media application, management applications, recording and streaming security, and remote access.

UC Group Systems

Our UC group systems offer customers a unified, end-to-end communication capability that enables geographically dispersed individuals to communicate as naturally as if they were in the same room. Through our UC solutions, people can connect and collaborate with one another whether they are in a board room, meeting room, classroom, at their desk, or while mobile.

The Polycom RealPresence™ Experience (RPX™) room environment, Polycom Open Telepresence Experience™ (OTX™) suite, Polycom Architected Telepresence Experience™ (Polycom ATX™) solution, and Polycom HDX® personal and room based telepresence solutions, comprise a suite of high-performance, cost-effective, and easy-to-use room and immersive telepresence and video conferencing systems. Multiple options exist to incorporate high resolution data sharing and collaboration into a video conference. The Polycom People + Content™ family of peripherals allows users of Polycom’s HDX®, VSX®, and V-series products to more easily incorporate content, documents and audiovisual effects into their video conferencing sessions. The user experience for any Polycom HDX series or immersive telepresence customer is enhanced when users choose to deploy intelligent accessories, including the Polycom EagleEye Director, which automates camera pan/tilt/zoom functions for an unparalleled video experience, or the Polycom Touch Control, which eliminates the need for a remote control with a graphical touch interface simplifying content capture and sharing.

The Polycom CX5000 Unified Conference Station adds group video collaboration to Microsoft Office Live Meeting 2007 and Microsoft Office Communications Server 2007. In addition, in 2010, we released the CX3000 IP Conference Phone, the only conference phone on the market that is optimized for Microsoft Lync Server 2010. The CX3000 IP conference phone features embedded Microsoft Lync 2010 software, delivering a familiar user interface for conference call participants. The large high-resolution color display and easy navigation buttons enable familiar dialing controls, calendar and contact directory access, and presence indication.

Complementing Polycom’s telepresence and desktop video offerings, we provide conference phones that either integrate with our video solutions or can be used to conduct high quality, effective voice conference calls. The product line consists of Polycom VoiceStation® products for smaller rooms, Polycom SoundStation® conference phones for midsize rooms, and Polycom SoundStation IP products for conference room solutions using Voice-over IP (“VoIP”) telephony networks.

UC Personal Devices

Our UC personal devices extend clear, HD voice, video, and content to desktops, home offices, mobile users, and branch sites, among other examples.

Our personal telepresence solutions allow organizations to leverage the power of visual communication among an expanded set of users. The Polycom HDX 4000 Series delivers a premier personal telepresence experience, with HD video, audio, and content sharing housed in a compact and stylish design. In addition, the Polycom Converged Management Application (CMA®) Desktop client is a powerful PC-based video conferencing solution that allows users to communicate over video with immersive, room, and personal telepresence environments, as well as through traditional video conferencing settings centrally deployed via the Polycom CMA 5000 solution.

The Polycom VVX® 1500 business media phone combines advanced telephony, one-touch video, and integrated business applications into a life-like experience. This UC device is equipped with all of the capabilities of a full-featured Polycom SoundPoint® IP phone, including: six lines, Polycom HD Voice™ technology, a Gigabit Ethernet switch that supports Power over Ethernet (“PoE”), and a host of rich telephony functions. These features can be accessed via the buttons on the front of the phone or by simply touching the large color display.

The convergence of UC networks is allowing VoIP telephony systems to address many of the needs of today’s enterprises, including reducing costs, introducing new productivity enhancing applications, simplifying network management, and converging voice and data networks. VoIP telephony systems enable corporations to distribute a single network across multiple offices or remote locations and reduce the cost of managing communications networks by allowing remote provisioning. These converged systems also provide a platform for enterprises to rapidly build applications to meet specific business demands. A majority of our voice solutions are based on VoIP technology either over wired or wireless IP networks. A majority of our products also utilize IP connectivity to enable application capabilities to enhance the productivity of users in vertical markets such as healthcare, retail, hospitality, and manufacturing, as well as in SMBs and enterprise environments.

The Polycom SoundPoint series of standards-based SIP desktop devices provides superior audio quality and rich features to address the desktop communications requirements of businesses. The SoundPoint product line consists of the 300, 400, 500, and 600 series phones, with increasing features and functionality. The SoundPoint IP 335 and above desktop phones, incorporate HD Voice to deliver wideband voice quality. The complete SoundPoint product line is based on a common software architecture to ensure compatibility for all devices with our VoIP solution partners. As of the filing of this report, we are one of only two vendors that provide VoIP and USB devices for Microsoft’s Unified Communications telephony offering that launched in the fourth quarter of 2007.

The VoIP ecosystem includes call management suppliers for on-premise call servers and soft-switches for network-based call server platforms. Through our VoIP Interoperability Partner (“VIP”) program, the Company has established relationships with approximately 45 technology partners for VoIP call managers to collaborate in the development, marketing, and distribution of Polycom’s VoIP products.

Our wireless products address the demand for on-premise mobility and increased productivity from small businesses to enterprises and in vertical market segments such as healthcare, large retail, manufacturing, and high-end hospitality. We offer three wireless product lines, including Polycom SpectraLink® Wi-Fi, Polycom SpectraLink Proprietary, and Polycom KIRK® DECT offerings. These mobility products are sold through channel partners and are also provided through original equipment manufacturer (“OEM”) partners as well as through specialized system integrators. We also have an established Voice Interoperability for Enterprise Wireless (“VIEW”) testing program that includes 8 Wi-Fi infrastructure vendors to collaborate on wireless infrastructure interoperability.

In addition, we have a family of devices that were jointly developed with Microsoft and are optimized for use with Microsoft Lync. These natively integrated UC devices deliver rich presence, clear, HD audio, and plug-and-play functionality, and we believe, in conjunction with the Lync solution, provide an attractive value proposition for private branch exchange (“PBX”) replacement. Further, a wide range of USB and IP devices deliver the full Microsoft UC experience and are easy to deploy, use, and manage.

The Polycom Communicator™ speakerphone is an entry into the PC-based Voice and Video over IP (“V2oIP”) and Voice over Instant Messaging (“VoIM”) markets. The Polycom Communicator solution improves the usability of PC-based IP softphone applications by utilizing our HD, full-duplex, hands-free voice quality. The Polycom Communicator device is provided through partnerships with Microsoft, Skype, BroadSoft, and others.

Network Infrastructure

Our network infrastructure, or the UC Intelligent Core platform, enables customers to address the growing demand for real-time group communications while delivering reliable, flexible, high quality user experiences throughout their organizations. This platform is designed with intelligence built-in, including automatic failover, redundancy, adaptive resource capacity, flexible network capacity, cost-effective scalability, virtualized call management, bandwidth efficiencies, and tight integration with major UC partners. We believe the Polycom UC Intelligent Core solution is critical to unified communications deployments and is comprised of leading edge technologies and network infrastructure solutions, including the following:

•

The Polycom RMX® 2000 platform provides a multi-network, unified HD conference infrastructure to support real-time voice and video applications such as desktop collaboration, HD multipoint conferences, and immersive telepresence as well as native integration to leading UC call control platforms and business applications. The scalable Polycom RMX 2000 solution simplifies the delivery and management of multiparty conferences within enterprises and through service provider networks. The Polycom RMX 1500 conference platform addresses the needs of smaller organizations and branch offices in large enterprises. The Polycom RMX 4000 provides the scale and resilience required by service providers and large enterprise customers deploying thousands of video endpoints.

•

The Polycom RMX series addresses the growing demand for high performance, HD video infrastructure that flexibly supports both the latest in HD and legacy video conference systems, as well as extensive deployments of desktop video collaboration. To help customers protect telepresence and video conferencing investments as new applications emerge, Polycom announced it will extend the Polycom UC Intelligent Core infrastructure platform by delivering “universal bridging” capabilities to connect existing and emerging video applications. The Polycom Distributed Media Application™ (DMA™) 7000 solution is a network-based application that manages, distributes, and intelligently routes multipoint video calls and conferences within an enterprise network environment. The Polycom DMA 7000 product is designed to virtualize an organization’s visual communication infrastructure, improve the efficiency and performance of video calls on an enterprise network, and make it easier and more cost-effective for organizations to deliver highly reliable on-demand video conferencing services enterprise wide. This solution is designed to integrate with the Polycom RMX 1500, 2000, and 4000 conferencing platforms and Polycom CMA 4000 and 5000 management applications.

Our solutions also include applications that enable the easy integration and management of a customer’s network and endpoints, including the following:

•

The Polycom CMA is a comprehensive video network management solution that significantly simplifies the provisioning, management, and ease of use of desktop, room, and telepresence deployments across an organization. Polycom CMA gives information technology (“IT”) administrators tight control of all desktop, room, and telepresence visual communication systems, as well as video call activity across their distributed enterprise network. Polycom CMA also helps streamline workflows through centralized provisioning and management of conferences, devices, and systems, and provides gatekeeping, scheduling, and directory management. IT administrators can automate software updates and establish policy-based provisioning of endpoint and infrastructure capabilities, as well as manage bandwidth based on network topology, business requirements, and operational needs.

•

The Polycom CMA Desktop solution is a highly scalable, HD capable, PC-based desktop video software application that allows users to create contact (or buddy) lists from a corporate directory and then easily launch video calls by clicking on contacts. The application allows users to see presence details (such as online, offline, available, and busy) for software and hardware video devices in their contact list and then easily connect to other users on any standards-based video conferencing systems, including personal, room, and immersive telepresence solutions. It supports standards-based, high quality visual communication previously unavailable in a desktop video application, including the ability to receive HD video, HD voice, and multimedia content.

•

The Polycom RSS™ 2000 and 4000 video recording and streaming servers enable recording and streaming of multimedia conferences and presentations, including voice, video, and content for both point-to-point and multi-point calls. The Polycom RSS 2000 and 4000 servers allow users to start recording from any type of video conferencing endpoint, using simple, single-button commands such as Start, Pause, and Stop. Stored content can be accessed from any IP endpoint or personal computer, so employees can easily access valuable company knowledge at their convenience. In addition, the Polycom RSS 2000 and 4000 servers work with the Polycom Video Media Center™ (VMC™) 1000 for even greater flexibility to manage and play streamed or stored conferences and video content. The Polycom VMC 1000 enables customers to store, manage, edit, and protect video assets (including recordings of video conferences, training sessions, lectures and other meetings as well as the associated documents, presentations, and data). The Polycom VMC 1000 makes it easy to search for and access videos (similar to searching for a video in YouTube or a digital video recorder (“DVR”) TV-Guide), and allows administrators to track and report who has watched which videos and for how long. Additionally, the Polycom VMC 1000 includes lightweight directory access protocol (“LDAP”) integration and multiple layers of security, including passwords protecting the unit, channels, and individual videos. Now each department can securely store confidential information that can be accessed only by specific groups and individuals.

•

The Polycom Video Border Proxy™ (VBP®) NAT/Firewall traversal solutions remove communication barriers and allow remote teams to collaborate more effectively over video. Supplanting or integrating with existing firewalls to provide a trusted route for remote users between desktop, room, and personal telepresence and traditional video conferences, the Polycom VBP Series also optimizes video quality by prioritizing video traffic over data traffic and providing both shortest-path routing and traffic shaping—both ways to control computer network traffic to enhance performance.

•

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

Our UC innovation development team has also developed core underlying technologies to power our portfolio of UC solutions, including:

Session Initiation Protocol

We have played an active role in standards bodies and the Session Initiation Protocol (“SIP”) Forum to develop and implement SIP across our UC solutions. We believe our implementation of SIP is robust, secure, and feature rich.

Scalable Video Coding

Scalable Video Coding (“SVC”), is a new standard designed to deliver a high quality, low-latency telepresence experience at any bandwidth and over networks prone to packet loss and congestion. Customers will receive the advantage of our industry leading standards-based telepresence products, with the additional functionality of SVC, which will drive superior economics for our customers.

Security

We believe that security is of the utmost importance and we are committed to bringing a secure means of real-time collaborative communications to customers worldwide. Implementing secure communication technologies and validating standards and interoperability is in many cases a mandatory requirement for government customers. We approach security from a standards-based approach and are working toward a UC Agile Project Leadership certifiable solution in all releases for all products.

High Profile Telepresence

We are the first company to deliver breakthrough H.264 High Profile telepresence solutions. With the H.264 High Profile implementation for real-time video, customers can immediately begin saving up to 50 percent on bandwidth costs.

High Profile enables a dramatic reduction in the network resources necessary to video-enable organizations. It allows lower cost, standards-based visual communication with fewer resources, thus limiting or avoiding costly network upgrades—all while remaining standards-based. Video deployments can be extended to more sites, more cost effectively, and with greater quality.

The shift from Baseline Profile to High Profile delivers gains in performance across the full bandwidth spectrum. As a result, HD systems benefit the most from High Profile, enabling accelerated adoption of HD communication across organizations. Branch offices, remote sites, rural locations, and more can now enjoy the benefits of HD quality.

Finally, as enterprises, educational institutions, government agencies, and other organizations look to provide integrated video, voice, and content sharing applications, they face the challenge of interconnecting various network topologies, network protocols, transmission speeds, and end-point devices. These customers require systems designed to address complex interoperability, multipoint connectivity, and security requirements. In this context, we believe that the service provider market will become increasingly important to us as service providers purchase Polycom UC Intelligent Core infrastructure to provide cloud-based voice and video services to their customers. Polycom network infrastructure products must ensure a consistent level of high-quality service by intelligently matching end-user applications to available network resources. Further, our network infrastructure products must satisfy strategic and channel partners who demand video, voice, and content communications sessions that are highly reliable and easy to establish, manage, archive, and stream.

Services

We offer a comprehensive line of professional and support services to customers on a global basis. These services are offered directly by us and through our worldwide channel partner network.

For the ongoing support of end-user customers, we provide maintenance services that include telephone support, software upgrades and updates, parts exchange, on-site assistance, and direct access to support engineers for real-time troubleshooting. Enhanced Support services are also available that provide faster response times in over 20 cities worldwide for more mission-critical UC Intelligent Core deployments. We also offer installation and implementation services and a broad range of training to ensure effective usage and operation of products with training facilities worldwide.

We believe that service and support are critical components of customer satisfaction and create a platform for expanded and long-term customer relationships. Over the past year, we invested in new spare parts depots, and now have warehouses worldwide to provide better service to customers across the globe. We have also invested in an extensive Customer Relationship Management System and Knowledgebase to expand online support and infrastructure. In 2010, we also enhanced our Online Support portal for customers, including the ability to open, track, and update service requests online 24x7, request and track Return Material Authorizations

(“RMAs”), query bulk contract entitlement status, and view contract and warranty status. The portal also offers a proactive support notification to which customers and partners may subscribe. Support services are flexible and available for every Polycom solution deployed in IP, legacy, or mixed-network environments.

We offer a variety of Professional Services solutions including assessments, implementation services, network consulting services, usage and adoption services, wireless services application integration, and advanced project management services. In response to customer needs for improved communication while reducing costs, we launched Unified Communications Professional Services to help customers plan, design, deploy and integrate our solutions into a Microsoft, IBM, Siemens, or other leading environments.

The Polycom Learning Center (“PLC”) continues to build proficiency in collaboration technology for partner and customer users with communications and network experts who deliver a broad range of programs and courses. Content is delivered in a classroom setting with a remote instructor or through self-paced programs and can be customized to meet the unique needs of the customer or partner.

The Polycom Certified Service Partner (“CSP”) program certifies Polycom’s service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center support, and training in Polycom solutions and IP networking. Polycom and its CSP partners are jointly able to offer maintenance and diagnostic service and support. The Polycom CSP program is an annual certification program that recognizes a channel partner’s expertise and service capabilities and their ongoing focus on customer satisfaction as measured through service performance metrics. The Polycom Partner Service Program (“PPSP”) is the corresponding international certification program. We have developed global service certification programs to support Polycom partners who want to participate in the integration of our solutions into Microsoft and IBM environments and also to formalize the certification of partners who would like to implement Polycom UC Intelligent Core products.

In addition, our Video Network Operations Center (“VNOC”) service provides customers with operations management for their Polycom RPX and Polycom OPX telepresence suites. VNOC services are available in two models—hosted and managed. Hosted VNOC service offers access to unlimited HD Multipoint Conferencing, using Polycom’s HD Multipoint Conferencing resources. Managed VNOC service provides remotely managed services for a customer’s dedicated, on-site Telepresence HD Multipoint Conferencing resources by Polycom telepresence experts. Our Telepresence VNOC certifications include an advanced designation for providing a higher level of support to customers.

SALES AND DISTRIBUTION

We market and sell our products through a global network of strategic, service provider, and channel partners, including AT&T, Avaya, BT Group plc, China Unicom Limited, Digital China Holdings Limited, Dimension Data Holdings plc, France Telecom, Otsuka Shokai Co., Ltd., ScanSource Inc., Siemens, Verizon Communications Inc., and many others. We also sell with several strategic partners including HP, IBM, Juniper, and Microsoft. Many of these partners sell a variety of communication products and/or services and, when combined with Polycom’s products, offer a complete product portfolio.

We have a high-touch and customer-centric sales strategy that is focused on building and maintaining close working relationships with enterprise and public sector customers directly and through partners. This high-touch approach to sales and marketing is best suited for our Network Infrastructure, UC Group Systems and certain UC Personal Devices. Even with this high-touch sales approach, our products orders are almost always fulfilled through a channel or strategic partner. With collaborative communications becoming a priority network application and with the scale of our business increasing, we intend to continue to invest in our sales force to more fully capture the opportunity for customer adoption.

Our channel partners are required to be trained and certified for many products, which we believe yields a higher level of end-user customer satisfaction. Channel partners that stock product maintain a limited amount of inventory and, for some channel partners and our network infrastructure products, we ship directly to their end-user customers. Working with existing and new channel partners, we plan to continue to focus on the enterprise, government, education, and healthcare vertical markets. To complement the Company’s sales efforts, we advertise in online media and trade and general business print media and participate in a wide array of trade shows and public relations activities. In addition, since the value of our solution is best realized through demonstration, we will continue to invest in executive briefing centers, demonstration centers, and the deployment of evaluation systems to end-user customers.

We focus our sales efforts in regions of the world where customers are investing significantly in collaborative communications solutions. Based on the global nature of this customer demand, our sales and service staff and our channel footprint have spread into all major global regions. As such, the Company manages its global sales and distribution process in three major theatres: (1) the Americas, which consist of North, Central and Latin America, (2) Europe Middle East and Africa (“EMEA”), and (3) Asia Pacific (“APAC”). We have product distribution centers in each theatre to best serve our global customer base.

A substantial majority of our revenue is from value-added resellers, distributors and service providers. In 2010 and 2009, one channel partner, Scansource Communications, accounted for more than 10% of our total net revenues. No one channel partner accounted for more than 10% of our total net revenues in 2008. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

ACQUISITIONS AND INVESTMENTS IN PRIVATELY HELD COMPANIES

We have completed a number of acquisitions during our operating history. We believe that making strategic acquisitions and minority investments in privately held companies is a good use of capital that can add value to our solutions with our strategic partners and to our end-user customers. We have spent and will continue to spend significant resources identifying and acquiring businesses. We believe that the efficient and effective integration of our acquired businesses into our organization is critical to our growth.

COMPETITION

We compete in the Unified Communications market and provide products and solutions that support collaborative UC communications across intranets, extranets, and the internet. We compete with multiple competitors in each product line on a global basis, with competitors including, but not limited to, Cisco Systems, Inc., Logitech International S.A., RADVISION Ltd., Avaya, HP, and Motorola, Inc. In some cases, we also cooperate and partner with these companies in programs such as the Polycom Open Collaboration Network and industry initiatives such as the Unified Communication Interoperability Forum (“UCIF”), an organization that we co-founded with HP, Microsoft, and others.

Our competitive landscape has changed throughout 2009 and 2010 and continues to rapidly evolve as competitors consolidate, increase their corporate partnerships, develop new technologies, and change their pricing strategies.

Cisco Systems’ acquisition of Tandberg ASA, Logitech’s acquisition of LifeSize Communications Inc., LifeSize’s acquisition of Paradial AS, and Avaya’s acquisition of Konftel AB all represent industry consolidation as well as changing competition to Polycom. Additionally, partnerships continue to develop in the market. Examples include HP’s partnership agreement with Vidyo, Inc. and Avaya’s partnership with Skype. These developments result in larger competitors with a proven ability to execute as evident in their substantial financial resources, as well as more sizable production, marketing, engineering and other capabilities with which to develop, manufacture, market, and sell their products. These developments also represent a change in the competitive environment that was once characterized by challenges posed by companies in a single competitive category, such as video-room systems, to a new competitive environment where offerings from companies span multiple product categories, including categories in which we do not currently compete.

Competitors also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures such as Skype and Apple FaceTime. Other offerings such as Cisco Systems’ CIUS and Avaya’s Flare-based ADVD, also represent new competition to us. Despite these and other forms of competition, however, the current competitive landscape presents Polycom with significant opportunity as an independent, open standards-based UC company.

Our competitive environment also differs by geography. Cisco Systems is Polycom’s primary global competitor and is active in all geographic theaters and categories. Additionally, in the Asia Pacific theatre, the competitive landscape includes China-based competitors such as Huawei Technologies Co., Ltd., ZTE Corporation, and other competitors in the region, including Sony Corporation, Zylotech Ltd., ClearOne Communications, Inc., VTEL Products Corp., Emblaze-VCON Ltd., and Grandstream Communications, Inc.

In professional services, we do not currently experience any significant competition from third-party maintenance and support companies. Third-party maintenance companies may become a threat in the future, as the industry grows and as competitors look to expand service revenue streams and consolidate service solutions to their customers. Today, some of the Company’s channel partners resell Polycom maintenance and support services, while others sell their own. To the extent that channel partners sell their own services these partners compete with us; however, they typically purchase maintenance contracts from us to support these services. In addition, as the Company expands its professional services offering, we may compete more directly with system integrators in the future.

The principal competitive factors in the markets and categories in which we compete and may compete in the future include:

•	The ability to provide a broad range of UC Group and UC Personal products and services

•	Product and solution performance and price

•	The ability to be successful in multiple markets with differing requirements including, but not limited to, the enterprise, SMB, and service provider markets

•	The ability to produce solutions that integrate into UC environments

•	The ability to control costs

•	The ability to provide value-added features such as security, reliability, and investment protection

•	Conformance of our product offerings to open standards

•	Disruptive technology shifts and new business models

Global and personal unified communications is an attractive market and continues to grow quickly, attracting new competitors regionally and globally. Our commitment to open standards, partnerships, and industry forums continues to represent a competitive opportunity for us.

RESEARCH AND PRODUCT DEVELOPMENT

We believe that our future success depends in part on innovating and developing new architectures, enhancing existing products, and bringing new products to market that maintain technological competitiveness. The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, which requires a significant investment in research and development. We intend to expand upon our product platforms through the development of software options, upgrades and future product generations. In addition, we plan to allocate more of our resources to the integration of our products with the platforms of strategic partners, including through our development of SVC technology that addresses the device, application and network requirements of mobile, SMB and consumer networks. We also intend to continue to comply with open standards. However, we cannot assure you that these products or enhancements will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance.

Research and development expenses are expensed as incurred and totaled approximately $149.0 million in 2010, $117.6 million in 2009, and $135.3 million in 2008. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

CUSTOMER SERVICE AND SUPPORT

We believe that service and support are critical components of customer satisfaction. Although our resellers maintain and provide technical support to their end-user customers, we provide a wide range of service and support offerings to our resellers, service providers and directly to some end-user customers.

We provide warranty support for all of our products. The warranty period is generally one to three years for hardware products and ninety days for software media and repaired parts. In addition to warranty services, we provide professional services offerings. Professional services consist of planning and needs analysis for end-users; design services, such as room design and custom solutions, providing customized videoconferencing solutions to meet each end-user’s unique requirements; and project management, installation and training, which provide end-users with effective implementation of videoconferencing systems and the transition to IP networks. Additional professional service offerings include benchmarking and best practice assessments, as well as voice conferencing integration. All services are sold both directly to end-user customers and through our resellers. Service programs for local and international resellers range from reselling our service offerings to providing back-end support for servicing end users. All maintenance services are delivered on a worldwide basis from several Technical Support Centers located in the United States, Canada, United Kingdom, Mexico, Argentina, Brazil, Chile, Columbia, Australia, South Africa, Japan, China, Singapore, Thailand, and India. Spare parts are stocked at strategic locations around the world to meet response time commitments to customers and resellers. We utilize direct field service staff, as well as resellers and third-party service providers, to perform installation and on-site repairs. We deliver all other services through a combination of in-house personnel and outside contractors. In addition, a technical service center hotline provides a full range of telephone support to our resellers and to end-user customers, and we offer electronic support via the internet. We maintain contracts with a number of different vendors throughout the world to provide certain services, including front line technical telephone support in North America, on-site field support and logistics.

MANUFACTURING

We subcontract the manufacturing of most of our UC Group and UC Personal Device products to Celestica Inc., Askey Computer Corporation, Flextronics International Ltd. and VTech Holdings Ltd. These companies are all third-party electronic manufacturing service providers. We use Celestica’s facilities in Thailand and China, Flextronics in Mexico, and Askey and VTech in China. At the conclusion of the manufacturing process, these products are distributed to channel partners and end users through warehouses located in Hong Kong, The Netherlands, Thailand, and in the United States in Dayton, Ohio and Tracy, California. We also produce DECT Handsets internally in a vertically integrated factory in Horsens, Denmark. The key components of our UC Intelligent Core products are manufactured by third parties in China, Taiwan, and Israel. Final system assembly, testing and configuration is performed by Celestica China, Celestica Thailand, and Polycom Israel. These UC Intelligent Core products are distributed directly to end users from these manufacturing locations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. We currently have over one hundred ninety United States patents issued covering our products. The expiration of these patents range from 2011 to 2026. In addition, we currently have over two hundred non-U.S. patents issued whose expirations range from 2011 to 2032. Further, we have over one hundred twenty five published United States patent applications pending covering our conferencing and our UC Intelligent Core products and over one hundred seventy five non-U.S. patent applications pending. Polycom, SoundPoint, SoundStation, ViewStation, VoiceStation, ReadiManager, ViaVideo, SpectraLink, KIRK, VSX, PVX, QSX, QDX, RMX, HDX, OneDial, SoundStation product configuration, the Polycom logo, Powered by Polycom, and others are registered trademarks of Polycom, and UC Intelligent Core, iPower, iPriority, HD Voice, Mobile Responder, PDS, PEC, PVE, ATX, and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks (in common law countries) and/or maintain our registrations (in civil law countries) in connection with the products and services of Polycom.

We have licensing agreements with various suppliers for software incorporated into our products and certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in or the elimination of new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which could harm our business and results of operations. Similarly some of our products may include “open source” software. Our ability to commercialize products and technologies incorporating open source software may be restricted because, among other factors, open source license terms may be unclear and may result in unanticipated obligations regarding our product offerings. The risks associated with our intellectual property are more fully discussed in the section entitled “Item 1A. Risk Factors” under the subheading entitled “If we have insufficient proprietary rights or if we fail to protect those rights we have, our business could be materially impaired.”

EMPLOYEES

As of December 31, 2010, we employed a total of 3,230 persons, including 1,664 in sales, marketing and customer support, 817 in research and product development, 282 in manufacturing and 467 in finance and administration. Of these, 1,557 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

Competition in each of our markets is intense, and our inability to compete effectively could significantly harm our business and results of operations.

Competition that we face in the Americas, EMEA and Asia Pacific for our UC solutions and network infrastructure products is intense and it will likely intensify and could place increased pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems, who acquired Tandberg, previously our largest independent competitor. Our other global competitors include Logitech, RADVISION, Avaya, HP and Motorola. We also compete with other smaller or new industry entrants.

Our competitors continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures such as Skype and Apple FaceTime. Other offerings such as Cisco Systems’

CIUS and Avaya’s Flare-based ADVD also represent new competitive developments for Polycom. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing which will correspondingly have a negative impact on our revenues, gross margins, and our ability to effectively compete against these companies.

The principal competitive factors in the markets in which we presently compete and may compete in the future include the ability to:

•	provide and sell a broad range of UC solutions and services and our ability to bring such products to market on a timely basis;

•	appropriately and competitively price our products and solutions;

•	provide competitive product performance;

•	introduce new products and solutions;

•	reduce production and service costs;

•	provide value-added features and functionality;

•	successfully integrate our products with, and operate our products on, existing customer platforms;

•	gain market presence and brand recognition;

•	extend credit to our partners;

•	conform to standards; and

•	successfully address disruptive technology shifts and new business models, such as cloud-based, mobility and consumer solutions.

Our competitive environment also differs by geography. Cisco Systems is our primary global competitor and is active in all theaters and categories in which we compete. In the Asia Pacific region, the competitive landscape also includes China-based competitors such as Huawei, ZTE, and other competitors in the region including Sony, Zylotech, ClearOne Communications, VTEL, Emblaze-VCON and Grandstream.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. Revenues relating to new product offerings may also be unpredictable. We also believe we will face increasing competition from alternative UC solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products could lead to the availability of alternative, lower-cost UC products than ours, such as those offered by Google, Inc., Skype and others, and, accordingly, drive down our sales prices and negatively impact our revenues.

Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition which could adversely affect our business and future results of operations.

Strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. For instance, in April 2010, Cisco Systems completed its acquisition of Tandberg, previously our largest independent competitor. As a result, we now compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and an expanded video communications solutions product line. This new product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya completed its acquisition of Konftel in January 2011, HP announced partnership with Vidyo in June 2010, Logitech completed its acquisition of LifeSize in December 2009, and LifeSize announced partnership with Alcatel-Lucent in April 2010. These consolidations and partnerships have resulted in increased competition and pricing pressure for our UC solutions, which could also negatively impact our future results of operations, as the newly-combined entities will have greater financial resources, deeper mass market sales channels and greater pricing flexibility than the standalone entities.

It is possible that in the future, we will see increased competition in all of our geographic theaters and product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. Rumored or actual consolidation of our partners and competitors can cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

Global economic conditions have adversely affected our business in the past and could adversely affect our revenues and harm our business in the future.

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the fiscal year ended December 31, 2009. Despite some recent signs of stabilization and our growth in revenues in fiscal year 2010, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis in Europe continue to create uncertainty and unpredictability and cause us to continue to be cautious about our future outlook. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

•	fluctuations in demand for our products and services, principally due to uncertain global economic conditions and increased competition;

•

changes to our global organization, which drive additional restructuring actions, particularly with respect to new executive hires and the corresponding impact on us as we assess our organizational requirements;

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

•

changes in the underlying factors and assumptions regarding a number of highly complex and subjective variables used in determining stock-based compensation which may result in significant variability in the stock-based compensation costs we record, making such amounts difficult to accurately predict;

•	fluctuations in the level of international sales and our exposure to foreign currency fluctuations on both revenues and expenses;

•	dependence on third party manufacturers, which includes outside development manufacturers, and the associated manufacturing costs;

•	the impact of increasing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins;

•	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions; and

•	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

The markets for our products are characterized by rapidly changing technology, such as the recent demand for HD video technology and lower cost video infrastructure products, the shift from premise-based equipment to cloud-based delivery models, evolving industry standards and frequent new product introductions. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. However, in response to emerging market trends, and the network effect driven by business-to-business adoption of UC, we are expanding our focus to capture opportunities within emerging markets including mobile, small and medium businesses, cloud-based delivery and the consumer markets. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these marketplaces, then our revenues may not grow as anticipated, we may devote significant financial and other resources to these areas, and our business may ultimately be harmed. For example, we are sponsoring an open business-to-business exchange consortium to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The business-to-business exchange may not be as successful as we have planned which could negatively impact our ability to deliver solutions for these markets.

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

In addition, we are making additional investments in developing our immersive telepresence solutions and other product innovations as part of our key strategic initiatives to deliver cloud-based and mobile UC solutions. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we plan to achieve from such investments as quickly as anticipated, or at all. In addition, in our high-end UC solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems and HP, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers. We and our channel partners must also effectively educate our potential end-user customers about the benefits of unified communication solutions and the products that we offer and the features available over those of our competitors.

We also need to continually educate and train our channel partners to avoid any confusion as to desirability of new product offerings compared to our existing product offerings. During the last few years, we launched several new product offerings, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. Any delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products may have an unintended negative impact on sales of and corresponding revenues associated with other products.

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

Our product development groups are dispersed throughout the United States and other international locations such as China, Denmark, India and Israel. Our need to manage large and geographically dispersed product development groups in our product lines results in certain inefficiencies and increased product development costs and creates an increased risk of delays in new product introductions.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our SoundStation IP and SoundPoint IP products are dependent on the roll out of

VoIP technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network or one that we can successfully leverage beyond our current value added reseller model. The success of our HDX 4000, VVX Media Phone and CMA Desktop software application products depends on the increased use of desktop video collaboration technologies. The success of our Polycom Video Border Patrol security and Network Address Translation/firewall traversal solutions will depend on market acceptance and the effect of current and potential competitors and competitive products. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. We also face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. Further, a lower than anticipated rate of acceptance of 802.11 wireless networks within the enterprise environment may impede the growth of our wireless handset sales.

In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation HD video resolution technology and scalable video codec capabilities. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC solutions will drive increased demand for our network infrastructure products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base, such as customers who have our legacy SoundStation products, for products that we develop that incorporate new technologies or features.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings which we are relying on for future revenues, our profitability would be harmed. Further, new products typically have lower gross margins for a period of time after their introduction. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC solutions equipment and network infrastructure products, which could cause us to reduce the prices for any of our product offerings or discontinue one or more of our products with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in network infrastructure revenues that we experienced in the first and second quarters of 2008 and again in the first and second quarters of 2010 are due in part to increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product.

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

Our products are becoming increasingly more complex and are incorporating more complex technologies, such as those included in our network infrastructure, UC solutions and software products. This has increased the need for enhanced product warranty and service capabilities. If we cannot adequately develop and train our internal support organization or maintain our relationship with our outside technical support provider, it could adversely affect our business.

In addition, sales of our immersive telepresence solutions are more complex sales transactions than our other product lines, and the end-user customer in such transactions typically purchases an enhanced level of support service from us so that it can ensure that this significant investment can be fully operational and satisfy the end-user’s requirements. This requires an enhanced level of support and project management from us in terms of resources and technical knowledge of an end-user customer’s telecommunication network. If we are unable to provide the proper level of support on a cost beneficial basis, it may cause damage to our reputation in this emerging market and may, as a result, harm our business and results of operations.

Impairment of our goodwill or other assets would negatively affect our results of operations.

We have acquired several businesses in which we recorded goodwill valued at approximately $493.1 million and other purchased intangible assets valued at approximately $26.6 million as of December 31, 2010, which together represent a significant portion of the assets recorded on our balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such an impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our balance sheet. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. As of December 31, 2010, our investments in private companies were valued at $2.5 million. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Difficulties in identifying and integrating our acquisitions or implementing restructuring plans could adversely impact our business.

Difficulties in identifying and integrating acquisitions could adversely affect our business.

We have completed a number of acquisitions during our operating history. The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business.

Failure to achieve the anticipated benefits of any acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

•	incorporating the acquired company’s technology and products into our current and future product lines;

•	potential deterioration of the acquired company’s product sales and corresponding revenues due to integration activities and management distraction;

•	managing integration issues during the completion of other independent transactions;

•	potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product offerings of the newly acquired company with our existing product lines;

•	potentially incompatible cultural differences between the two companies;

•	geographic dispersion of operations;

•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;

•	generating marketing demand for an expanded product line;

•	distraction of the existing and acquired sales force during the integration of the companies;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

We have spent and will continue to spend significant resources identifying and acquiring businesses. Any of our acquisitions involve numerous risks, including difficulties in identifying targets with strategic synergies which yield an acceptable level of return on investment, financing strategic transactions and integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns, particularly when dealing with the integration of large and complex organizations, and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of these and any future acquisitions or to successfully integrate the operations of the companies we acquire could also harm our business, results of operations and cash flows. Additionally, we cannot assure you that we will not incur material charges in future quarters to reflect additional costs associated with any future acquisitions we may make.

Our failure to successfully implement restructuring plans related to vacant and redundant facilities could adversely impact our business.

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. Any reserve would be net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations which would harm our business and adversely impact our results of operations.

We experience seasonal demand for our products and services, which may adversely impact our results of operations during certain periods.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first and third quarters. For example, there is generally a slowdown for sales of our products in the European region in the third quarter of each year. Further, the timing of fiscal year ends for our government and enterprise customers may result in significant fluctuations from quarter to quarter. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters.

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter and certain of our service provider contracts include contractual acceptance provisions.

The timing of our channel partner orders and product shipments and our inability to reduce expenses quickly may adversely impact our operating results.

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. We have experienced longer sales cycles in connection with our high-end UC solutions, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as telepresence and some network infrastructure products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability.

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

We have various OEM agreements with major telecommunications equipment manufacturers, such as Avaya and Cisco Systems, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult. Our OEM partners, including large competitors such as Cisco Systems, may decide to enter into a new OEM partnership with a company other than us or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as a result of our more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model as these traditional relationships evolve over time. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to other non-Polycom communications equipment, or to offer new products from our new and existing competitors, which would negatively affect our business or results of operations.

As part of our key strategic initiatives, we are building strategic partnerships with such companies as Avaya, Broadsoft, HP, IBM, Juniper, McAfee, Microsoft and Siemens; however, defining, managing and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the unified communications market and to take advantage of anticipated future market growth. For example, our prototypical home telepresence solution, as demonstrated in January 2010 as part of IBM’s Connected Home initiative, may not result ultimately in our ability to capture successfully the opportunities in the consumer market. Further, our key strategic relationship with Microsoft in which we are jointly developing and marketing a unified communications solution that leverages the demand for Microsoft’s next generation UC server could negatively impact our ability to compete effectively in the UC marketplace if we are unsuccessful. Our mobile UC solutions initiative is also dependent on our ability to successfully partner with mobile device manufacturers. In addition, as we enter into agreements with these strategic partners to enable us to continue to expand our relationships with these partners, we may undertake additional obligations which could trigger unintended penalty or other provisions in the event that we fail to fully perform our contractual commitments or could result in additional costs beyond those that are planned in order to meet these contractual obligations. Further, as we continue to build strategic partnerships with companies, conflicts between our strategic partners could arise which could harm our business.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. As a consequence of these conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call manager providers and wireless network infrastructure providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Further, our strategic partners may acquire businesses that are competitive with us. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

We are subject to risks associated with our channel partners’ sales reporting, product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. Our revenue estimates associated with products stocked by some of our channel partners are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. To date, we believe this data has been generally accurate. To the extent that this sales-out and channel inventory data is inaccurate or not received timely, we may not be able to make revenue estimates for future periods. Further, if these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business.

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

We have seen consolidation among certain of our existing channel partners and strategic partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity. Further, our ability to maintain such relationships on favorable contractual terms may be limited. For instance, the combined entity may be successful in negotiating the most favorable contractual terms out of each of their respective contracts, including terms such as credit and acceptance, which are less favorable than those in our existing contracts with each channel partner. Depending on the extent of these changes and other disruptions caused to the combined businesses during the integration period, the timing and extent of revenue from these channel partners may be adversely affected.

We are subject to risks associated with the success of the businesses of our channel partners.

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, global economic uncertainty, a downturn in technology spending in the United States and other countries, and the financial services crisis have restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. For example, our partner Nortel Networks Corporation filed for bankruptcy protection in the first quarter of 2009 and one of our Asian distributors filed for bankruptcy in the third quarter of 2008.

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

•	unexpected changes in regulatory requirements and tariffs;

•	longer payment cycles;

•	potentially adverse tax consequences;

•	the near and long-term impact of the instability in the Middle East or other hostilities; and

•	adverse economic impact of terrorist attacks and incidents and any military response to those attacks.

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

Although to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. We maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are primarily denominated in foreign currency with no offsetting revenues in those currencies except for the Euro and British Pound. As a result of these factors, we expect our business will be vulnerable to currency fluctuations, which could adversely impact our margins. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected. We will continue to evaluate whether it is necessary to denominate sales in local currencies other than the Euro and the British Pound, depending on customer requirements, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, such as we have seen in the Euro and British Pound in 2010, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, Interest and Other Income (Expense) has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 and the first, second, third and fourth quarters of 2010 by $2.3 million, $1.6 million, $0.5 million, $1.7 million, $1.4 million, and $1.0 million, respectively.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. For example, in September 2010, we announced the hiring of six new executives with responsibilities including strategy, technology, products, development, EMEA sales and marketing, global services and human resources and we continue to search for a worldwide sales leader. As these new executives assess their areas of responsibilities and define their organizations, it will likely result in additional organizational changes or restructuring actions and charges. Future changes to our executive leadership team, including new executive hires or departures, or other organizational changes implemented by our executive leadership team, could cause disruption to the business and have an impact on our ability to execute successfully in future periods while these operational areas are in transition. For example, our Chief Marketing officer has recently left the Company. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

We have experienced significant growth in our business and operations due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through internal expansion and we announced several key strategic initiatives for 2011 that we are undertaking to further grow our business, including developing our cloud-based UC solutions, delivering our UC solutions to mobile platforms, leveraging our strategic partnerships, enabling service providers to deploy new UC services through our network infrastructure and at the end-user level, and increasing innovation across all of our products. Our execution against our strategic initiatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated. Further, continued growth in general, which may include growth through business acquisitions, may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology, financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. In addition, we must continue to evolve our processes, such as the process we use for collecting customer information, to take advantage of automation tools as the size of our business grows, or the processes that we developed when we were a smaller company may not be sustainable and could cause harm to our business. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

In 2009, we opened a Shared Services Center (“SSC”) in Beijing, China, to perform certain accounting, order entry and other functions previously performed in regional headquarter locations and we may expand our SSC operations in the future. These efforts to globalize these shared functions into one location may not yield the intended benefits and could result in higher turnover than planned and could have an adverse effect on these functions during the transition. In addition, if the controls we put in place with respect to the SSC fail to operate effectively, our business and results of operations could be harmed.

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions result in significant cash payments and charges to operations, such as the $8.1 million we recorded for restructuring costs in 2010 and the $15.9 million that we recorded in 2009. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

We have limited supply sources for some key components of our products and services and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply or service interruptions, component defects or unavailability of these components or products.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain plastic housings, metal castings, batteries, and other components from suppliers located in China and certain Southeast Asia countries, and any political or economic instability in that region in the future, natural disasters, quarantines or other disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network infrastructure products.

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. During the fourth quarter of 2009 and the first half of 2010, we experienced material shortages from several key component suppliers which delayed our manufacturing output for certain of our UC solutions and network infrastructure products. Although to a lesser extent, we continued to experience material shortages during the second half of 2010, we expect some of these shortages to continue into 2011 and possibly longer. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we have seen in recent quarters.

Moreover, we have strategic relationships with third parties to develop and manufacture certain products for us. The loss of any such strategic relationship due to competitive reasons, our inability to resolve any contractual disputes that may arise between us, the financial instability of a strategic partner or a supplier or their inability to obtain any financing necessary to adequately fund their operations, particularly in light of the unpredictable economic environment, or other factors, could have a negative impact on our ability to produce and sell certain products and product lines and, consequently, may adversely affect our revenues and results of operations.

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

Additionally, our HDX solutions and network system products are designed based on digital signal processors and integrated circuits produced by Texas Instruments and cameras produced by JVC. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we cannot assure you that we would be successful in obtaining these components from alternative sources in a timely or cost-effective manner. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which could harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

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

We subcontract the manufacture of most of our products to Celestica, Askey, Flextronics and VTech, which are all third-party contract manufacturers. We use Celestica’s facilities in Thailand and China, Flextronics’ facilities in Mexico and Askey’s and VTech’s facilities in China and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or economic or political difficulties in any of these countries or Asia or for any other reason, such disruption would harm our business and results of operations. While we have begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means we are essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from us as we grow our business, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of any of our or our subcontractors’ manufacturing sites due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

The majority of the DECT wireless products are manufactured in Horsens, Denmark. Any event that may disrupt or indefinitely discontinue the facilities’ capacity to manufacture, assemble and repair our DECT wireless products could impair our ability to generate revenue, fulfill orders and attain financial goals for these products.

Finally, certain of our thinly capitalized subcontractors may fail or be detrimentally harmed in the unpredictable economic environment, which could have a materially adverse impact on our results of operations.

We face risks relating to changes in rules and regulations of the FCC and other regulatory agencies.

The wireless communications industry is regulated by the Federal Communications Commission (“FCC”) in the United States and similar government agencies in other countries and is subject to changing political, economic, and regulatory influences. Regulatory changes, including changes in the allocation of available frequency spectrum, or changing free un-licensed to fee based spectrum licensing, could significantly impact our wireless operations in the United States and internationally. For example, foreign countries which adopt the 802.11 standard could provide future markets for our SpectraLink 8000 products. However, countries’ certification and approval processes for 802.11 compatible products such as SpectraLink 8000 are typically time consuming and potentially costly. If we have difficulty or experience delays in obtaining certification and approval by foreign countries for our SpectraLink 8000 wireless telephone product, then we and/or our distributor channels may not be able to gain access to the markets in these countries in a timely fashion, if at all, which would limit international growth of our SpectraLink 8000 product line.

If we have insufficient proprietary rights or if we fail to protect those rights we have, our business could be materially impaired.

We rely on third-party license agreements and termination or impairment of these agreements may cause delays or reductions in product introductions or shipments which could harm our business.

We have licensing agreements with various suppliers for software incorporated into our products. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, if at all possible, which could harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, forced to market products without certain features, or incur substantial costs to redesign our products, defend legal actions, or pay damages. In addition, some of our products may include “open source” software. Our ability to commercialize products or technologies incorporating open source software may be restricted because, among other factors, open source license terms may be unclear and may result in unanticipated obligations regarding our product offerings.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. For example, in the first quarter of 2010, we recognized losses totaling $6.5 million for investments we considered to be other than temporarily impaired, $5.7 million of which we actually realized during the second and third quarters of 2010.

With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments to mitigate these risks. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the third and fourth quarters of 2009, we reduced operating income by $0.6 million and $2.2 million, respectively, as compared to increasing operating income in the first and second quarters of 2009 and the first, second, third and fourth quarters of 2010 by $2.3 million, $1.6 million, $0.5 million, $1.7 million, $1.4 million, and $1.0 million, respectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that our internal control over financial reporting was effective as of December 31, 2010, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards, including those relating to corporate governance and public disclosure such as the Dodd-Frank Wall Street Reform and Consumer Protection Act and newly enacted SEC regulations, have created additional compliance requirements for companies such as ours. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. While we believe we are compliant with laws and regulations in jurisdictions where we do business, we must continue to monitor and assess our compliance in the future. In addition, given the growth and expansion of our business, we must continue to expand our compliance procedures. Any failures in these procedures in the future could result in time consuming and costly activities, potential fines and penalties, and diversion of management time, all of which could hurt our business.

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

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities, and in some cases, we have received additional tax assessments. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We may underestimate the outcome of such examinations which, if significant, would have a material adverse effect on our results of operations and financial condition.

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing disturbances in the Middle East, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to loss of our intellectual property and disruption of our business activities), and other events beyond our control. We have a business continuity program that is based on enterprise risk assessment which addresses the impact of natural, technological, man-made and geopolitical disasters on our critical business functions. This plan helps facilitate the continuation of critical business activities in the event of a disaster but may not prove to be sufficient. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables and managing our inventories.

Over the past few years, we have made significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances will likely increase as compared to previous years. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. For example, our partner Nortel filed for bankruptcy protection in the first quarter of 2009 and one of our Asian distributors filed for bankruptcy in the third quarter of 2008. Either a delay in collections or bankruptcy would harm our cash flow and days sales outstanding performance.

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

The market price of our common stock has from time to time experienced significant fluctuations. For example, during 2010, our stock price fluctuated from a low of $22.15 to a high of $40.91. The market price of our common stock may be significantly affected by a variety of factors, including:

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

In addition, the stock market has in the past experienced significant price and volume fluctuations related to general economic, political and market conditions. These fluctuations have had a substantial effect on the market prices for many high technology companies like us and are often unrelated to the operating performance of the specific companies. As with the stock of many other public companies, the market price of our common stock continues to be volatile. This excessive volatility in our stock price is unpredictable and may continue for an indefinite period of time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our properties consist primarily of leased facilities for sales, research and development, logistics, administrative, and technical support personnel. Our global headquarters are located in Pleasanton, California in facilities that accommodate our executive and administrative operations. We occupy additional facilities in the San Francisco Bay Area in San Jose, Tracy and Santa Clara, California to house research and development, manufacturing, marketing, sales and customer support operations.

We also occupy facilities in various U.S. locations, including Andover, Massachusetts, Atlanta, Georgia; Rosemont, Illinois; Herndon, Virginia; Irvine, California; New York, New York; Seattle, Washington and Dallas, Texas.

Outside of the U.S, we occupy facilities in Argentina, Australia, Brazil, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Indonesia, India, Italy, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, Poland, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, United Kingdom and Vietnam.

The following table presents the approximate square footage of our facilities as of December 31, 2010:

Location	Leased Square Footage (Approximate)[1]
Americas	676,466
EMEA	225,504
APAC	221,194
Total	1,123,164

[1]	Leased Square Footage excludes executive suites and inactive facilities

Our facilities are leased pursuant to agreements that expire beginning in 2011 and extend out to 2021. See Note 7 of Notes to Consolidated Financial Statements. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, we record a reserve for the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on our financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol PLCM. The following table presents the high and low sale prices for our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2009:
First Quarter	$16.05	$12.90
Second Quarter	21.50	14.79
Third Quarter	26.98	19.58
Fourth Quarter	28.43	21.00
Year Ended December 31, 2010:
First Quarter	$34.14	$22.15
Second Quarter	33.59	27.78
Third Quarter	32.40	25.81
Fourth Quarter	40.91	25.38
Year Ending December 31, 2011:
First Quarter (through February 10, 2011)	$48.00	$38.15

On February 10, 2011, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $47.94 per share. As of December 31, 2010, there were approximately 1,177 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in fiscal 2010.

Share Repurchases

The following table provides a month-to-month summary of the stock purchase activity based upon settlement date during the fourth quarter ended December 31, 2010:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
10/1/10 to 10/31/10	206	$31.41	—	$127,213,000
11/1/10 to 11/30/10	174,713	$34.65	—	$127,213,000
12/1/10 to 12/31/10	249,433	$36.89	249,400	$118,013,000

Total	424,352	$35.96	249,400

(1)	Includes 174,952 shares repurchased in October through December 2010 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of December 31, 2010, the Company was authorized to purchase an aggregate value of shares of up to an additional $118.0 million in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance graph depicted below reflects a five-year comparison of the cumulative total shareholder return (change in stock price plus reinvestment dividends) on Polycom common stock with the cumulative total returns of the Nasdaq Composite Index and the Morgan Stanley High Technology Index. The performance graph covers the period from December 31, 2005 through the fiscal year ended December 31, 2010.

The graph assumes that $100 was invested on December 31, 2005, in the Company’s common stock or in each of indexes and that all dividends were reinvested. No cash dividends have been declared on Polycom common stock.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$1,010,955	$791,508	$913,760	$806,482	$600,703
Service revenues	207,534	175,476	155,560	123,426	81,682

Total revenues	1,218,489	966,984	1,069,320	929,908	682,385

Cost of revenues
Cost of product revenues	401,319	335,696	374,119	322,988	218,810
Cost of service revenues	101,220	82,312	76,179	61,599	43,114

Total cost of revenues	502,539	418,008	450,298	384,587	261,924

Gross profit	715,950	548,976	619,022	545,321	420,461

Operating expenses
Sales and marketing	387,208	285,312	303,436	242,510	169,828
Research and development	148,991	117,575	135,288	139,011	114,331
General and administrative	74,661	54,011	60,201	60,994	45,410
Acquisition-related costs	—	—	162	4,258	161
Purchased in-process research and development	—	—	—	9,400	—
Amortization and impairment of purchased intangibles	5,647	5,800	7,098	11,546	7,452
Restructure costs	8,139	15,935	10,316	410	2,410
Litigation reserves and payments	1,235	700	7,401	—	—

Total operating expenses	625,881	479,333	523,902	468,129	339,592

Operating income	90,069	69,643	95,120	77,192	80,869
Interest and other income (expense), net	(7,772)	(2,087)	2,426	10,508	21,880

Income before provision for income taxes	82,297	67,556	97,546	87,700	102,749
Provision for income taxes	13,888	17,677	21,850	24,819	30,825

Net income	$68,409	$49,879	$75,696	$62,881	$71,924

Basic net income per share	$0.80	$0.59	$0.88	$0.69	$0.81

Diluted net income per share	$0.78	$0.58	$0.87	$0.67	$0.80

Weighted average shares outstanding for basic net income per share	85,331	84,000	85,616	90,878	88,419
Weighted average shares outstanding for diluted net income per share	88,185	85,559	87,246	94,391	90,373

	December 31,
	2010	2009	2008	2007	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$494,342	$454,784	$318,076	$342,223	$473,713
Working capital	551,402	469,162	383,723	400,807	426,094
Total assets	1,547,405	1,385,901	1,277,684	1,321,938	1,190,015
Total long-term obligations	86,753	88,627	95,260	80,890	29,412
Total stockholders’ equity	1,174,970	1,053,853	968,342	1,023,994	946,720

Note that our results of operations include the results of acquisitions from their acquisition dates, including SpectraLink since March 26, 2007 and Destiny since January 5, 2007.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “SHOULD,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Overview

We are a global leader in unified communications (UC) solutions and the leading provider of telepresence, video, voice and infrastructure solutions based on open standards. With our UC solutions, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, solve and create through a highly visual experience from their desktops, meeting rooms, classrooms, and while mobile. Ultimately, this allows people to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

Important drivers for the adoption of Polycom UC solutions include:

•	the growth of video as a preferred method of communication everywhere,

•	increasing presence of video on the desktop,

•	virtualization and the move to the cloud,

•	adoption of UC by small and medium businesses,

•	mobile devices playing a more important role in UC,

•	the growing number of teleworkers,

•	the demand for UC solutions for business-to-business communications and the move of consumer applications into the business space, and

•	the continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing remote connectivity over travel.

In 2010, we made strategic investments and executed on five key strategic initiatives to capture the UC collaboration market opportunity and to optimize our position as the partner of choice for global communications providers and as the provider of choice for our customers. These initiatives included:

•	enhancements to our go-to-market capability;

•	building our strategic partnerships with companies such as Avaya, Broadsoft, HP, IBM, Juniper, Microsoft and Siemens;

•	focusing on service providers’ enhanced sell-through, as well as developing specific products and services to support their growing offerings in the managed and hosted space;

•	further innovation surrounding our telepresence products and other solutions; and

•	expansion of our professional services practice.

In the fourth quarter of 2010, we made organizational changes which resulted in changes to the way in which we manage and evaluate our business from product line-focused to geographically-focused. We conduct our business globally and are managed geographically in three segments: the Americas, EMEA and APAC.

Revenues for 2010 were $1.2 billion, an increase of $251.5 million, or 26%, over 2009. The increase in revenues is due in part to improvements in global economic conditions, which negatively impacted our revenues in 2009 and resulted in the decline of our revenues year-over-year in each quarter through the third quarter of 2009. We have grown sequentially since the first quarter of 2009 and have grown year-over-year each quarter since the fourth quarter of 2009. The increase in revenues reflects increases in revenues across all three of our segments in 2010 as compared to 2009 which were driven by investments made in our go-to-market capabilities and improvement in global economic conditions. Our Americas, EMEA and APAC segment revenues, which accounted for 54%, 25% and 21%, respectively, of our revenues in 2010, increased by 22%, 26% and 37% respectively, as compared to 2009. See Note 12 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three years ended December 31, 2010.

Gross margins increased by 2 percentage points in 2010 as compared to 2009 due primarily to higher sales volumes, better management of overhead costs and increased use of ocean freight which lowered the cost of product revenues. This was partially offset by decreased margins from our services revenues as a result of investments made to expand our professional services practice as well as an increase in the mix of professional services revenues as a percentage of our total services revenues. Generally, professional services have a lower gross margin than our maintenance services.

Operating margins increased in 2010 over 2009 primarily as a result of higher gross margins which were partially offset by operating expenses increasing as a percentage of revenues. We significantly increased our spending levels in sales and marketing and, to a lesser extent, research and development and general and administrative areas, in support of our five key strategic initiatives. This increased investment level lowered profits in the beginning of 2010 and began to yield growth in both our revenues and profitability in the second half of 2010.

During 2010, we generated approximately $143.4 million in cash flow from operating activities which, after the impact of investing, share repurchases and other financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $6.9 million net decrease in our total cash and cash equivalents.

Moving forward into 2011, we have developed a strategic plan aimed at capitalizing on our unique position and capturing the emerging network effect of UC adoption by enterprise, public sector, service providers, SMBs, and, ultimately, the connected home. Central to our 2011 plan are five strategic pillars: (1) enabling cloud-based UC solutions, (2) mobile UC solutions, (3) leveraging our UC ecosystem partners, (4) the delivery and propagation of our UC Intelligent Core products, and (5) continued delivery of solutions through our UC Innovation Engine. These strategic pillars will drive our key initiatives and spending in 2011 as we focus on capturing opportunities within emerging and high-growth markets including mobile, small and medium businesses, cloud-based delivery, and the consumer markets.

Results of Operations for the Three Years Ended December 31, 2010

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2010	2009	2008
Revenues
Product revenues	83%	82%	85%
Service revenues	17%	18%	15%

Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	40%	42%	41%
Cost of service revenues as % of service revenues	49%	47%	49%

Total cost of revenues	41%	43%	42%

Gross profit	59%	57%	58%

Operating expenses
Sales and marketing	32%	29%	28%
Research and development	12%	12%	13%
General and administrative	6%	6%	6%
Amortization of purchased intangibles	0%	1%	0%
Restructure costs	1%	2%	1%
Litigation reserves and payments	0%	0%	1%

Total operating expenses	51%	50%	49%

Operating income	8%	7%	9%
Interest and other income (expense), net	(1)%	0%	0%

Income before provision for income taxes	7%	7%	9%
Provision for income taxes	1%	2%	2%

Net income	6%	5%	7%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized in the following table:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2010	2009	2008	2010	2009
Americas	$656,432	$536,682	$605,124	22%	(11)%
% of revenues	54%	55%	57%
EMEA	$302,118	$240,226	$281,089	26%	(15)%
% of revenues	25%	25%	26%
APAC	$259,939	$190,076	$183,107	37%	4%
% of revenues	21%	20%	17%

Total revenues	$1,218,489	$966,984	$1,069,320	26%	(10)%

Total revenues for 2010 were $1.2 billion, an increase of $251.5 million, or 26%, over 2009, driven by increases in both product and services revenues. Product revenues increased by $219.4 million or 28% and services revenue increased by $32.1 million or 18% in 2010 as compared with 2009.

The increase in revenues primarily reflected increases in revenues across all segments in 2010 as compared with 2009 as a result of investments made in our go-to-market capabilities and improved global economic conditions in 2010 which increased sales volumes while average selling prices remained relatively stable. Our Americas, EMEA and APAC segment revenues increased by $119.8 million or 22%, $61.9 million or 26% and $69.8 million or 37%, respectively in 2010 as compared to 2009. These increases were driven by increased revenues across many of our key geographic markets, including the United States, China, France, Germany, Russia, Singapore, the United Kingdom and Australia.

Total revenues for 2009 were $967.0 million, a decrease of $102.3 million, or 10%, over 2008. The decrease in revenues primarily reflects a decrease in sales volumes as a result of global economic conditions. Product revenue decreased by $122.2 million or 13% while services revenue increased by $19.9 million or 13% in 2009 as compared with 2008. Our Americas and EMEA segment revenues decreased by $68.4 million or 11% and $40.9 million or 15%, respectively, while our APAC segment revenues increased by $7.0 million or 4% in 2009 as compared to 2008. These decreases were across most of our key geographic markets, especially in the United States. However, revenues in a few countries such as China, Canada and France actually increased.

In 2010 and 2009, one channel partner in our Americas segment accounted for more than 10% of our total net revenues. No one channel partner accounted for more than 10% of our revenues in 2008. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2010	2009	2008	2010	2009
UC group systems	$795,808	$621,910	$688,957	28%	(10)%
UC personal devices	239,065	200,794	255,074	19%	(21)%
Network infrastructure	183,616	144,280	125,289	27%	15%

Total revenues	$1,218,489	$966,984	$1,069,320	26%	(10)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The increase in UC group systems of $173.9 million or 28% in 2010 over 2009 was primarily driven by increases in sales of our group video and group voice products and services in all our geographic segments. The decrease in UC group systems of $67.0 million or 10% in 2009 over 2008 was driven by decreased group voice sales in all segments, and, to a lesser extent, decreases in group video sales, primarily in the Americas and EMEA, due primarily to general economic conditions.

UC personal devices include desktop video devices, desktop voice and wireless LAN products and the related service elements. The increase in UC personal devices of $38.3 million or 19% in 2010 over 2009 was primarily due to increased sales of our desktop voice products in all our geographic segments, driven by the continued adoption of VoIP. The decrease in UC personal devices of $54.3 million or 21% in 2009 as compared to 2008 was primarily due to decreased sales of our wireless products and services across all segments, due primarily to general economic conditions.

Network infrastructure includes our network infrastructure hardware and software products and the related service elements. The increase in network infrastructure of $39.3 million or 27% in 2010 over 2009 was driven by increased revenues from our network infrastructure products in all our segments. The increase in network infrastructure of $19.0 million or 15% in 2009 over 2008 was primarily driven by adoption of our newer RMX platform, where RMX units comprised the majority of network infrastructure hardware shipped in 2009.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2010	2009	2008	2010		2009
Product cost of revenues	$401,319	$335,696	$374,119	20%		(10)%
% of product revenues	40%	42%	41%	(2)	pts	1	pt
Product gross margins	60%	58%	59%	2	pts	(1)	pt
Service cost of revenues	$101,220	$82,312	$76,179	23%		8%
% of service revenues	49%	47%	49%	2	pts	(2)	pts
Service gross margins	51%	53%	51%	(2)	pts	2	pts
Total cost of revenues	$502,539	$418,008	$450,298	20%		(7)%
% of total revenues	41%	43%	42%	(2)	pts	1	pt
Total gross margin	59%	57%	58%	2	pts	(1)	pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $2.6 million, $1.9 million, and $2.4 million for the years ended December 31, 2010, 2009, and 2008, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins increased by 2 percentage points in 2010 as compared to 2009, due to higher sales volumes, better management of overhead costs and increased use of ocean freight in 2010 which lowered the cost of product revenues. Overhead absorption costs and other cost of sales such as freight, warranty and royalties are not allocated to our segments. Product gross margin remained flat in our Americas segment and decreased in both our EMEA and APAC segments. The decrease in EMEA segment gross margins was primarily due to foreign exchange fluctuations in British pounds. The decrease in APAC segment gross margins was primarily due to a shift in product mix and increased discounting.

Overall, product gross margins decreased by 1 percentage point in 2009 as compared to 2008 due primarily to lower gross margins in our Americas and EMEA segments due to global economic conditions resulting in lower revenues and increased discounting. Gross margins in our APAC segment increased in 2009 as compared to 2008 primarily due to mix of revenues toward products with higher gross margins.

Our December 31, 2010 finished goods inventory levels were significantly higher than the December 31, 2009 levels and inventory turns decreased from 6.0 turns at December 31, 2009 to 4.8 turns at December 31, 2010. The increase in inventory and a decrease in inventory turns reflect our desire to shorten lead times in fulfilling orders and greater use of ocean freight. Inventory turns in the future may fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business and the sustainability of the global economic recovery.

We expect product gross margins to remain relatively flat in the near term. Forecasting future product gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchase price variances, warranty and recall costs and timing of sales can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on commodity components that are included in our products.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included charges for stock-based compensation of $3.9 million, $2.8 million, and $3.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Overall, service gross margins decreased by 2 percentage points in 2010 over 2009 primarily as a result of investments made to expand our professional services practice as well as an increase in the mix of professional services revenues as a percentage of our total services revenues. Generally, professional services have a lower overall gross margin than our maintenance services.

Overall, service gross margins increased in 2009 over 2008 primarily as a result of revenues increasing at a faster pace than the related service costs, as well as a shift in mix of services revenues toward higher margin RMX revenues. In addition, the increase in our services revenues as a percentage of total revenues contributed to the overall decrease in gross margins in 2009 as compared to 2008, as service gross margins are lower than our product gross margins.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings as part of our recently announced strategic investment plan, our ability to achieve greater efficiencies in the installations of our RPX™ telepresence product, increasing costs for freight and repair costs, and the timing of sales can cause our cost of services revenues percentage to vary from quarter to quarter.

Sales and Marketing Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2010	2009	2008	2010		2009
Expenses	$387,208	$285,312	$303,436	36%		(6)%
% of Total Revenues	32%	29%	28%	3 p	ts	1 p	t

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $26.6 million, $10.5 million, and $11.2 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Sales and marketing expenses as a percentage of revenues increased by 3 percentage points and increased in absolute dollars by 36% in 2010 as compared to 2009, due primarily to increased headcount and compensation-related costs, including commissions and stock based-compensation charges, as a result of investments made in our go-to-market strategy in 2010 which resulted in sales and marketing headcount increasing by approximately 23% in 2010 over 2009. Depreciation and facilities allocations also increased as a result of headcount increases, as well as due to the expansion of our demonstration center capabilities in support of our go-to-market strategy. Other factors contributing to the increase in sales and marketing expenses included increased travel and entertainment expenses and recruitment and training costs as a result of increased headcount, increased spending on marketing programs, and the reinstatement of annual merit increases and incentive programs in the third quarter of 2010.

Sales and marketing expenses as a percentage of revenues increased by 1 percentage point in 2009 as compared to 2008, due primarily to lower revenue due to the global economic conditions. Sales and marketing expense decreased in absolute dollars in 2009 over 2008 due primarily to a decrease in compensation costs, primarily commissions, as a result of decreases in revenue, lower travel and entertainment expenses, reduced spending on marketing programs, as well as decreased recruitment and training costs, partially offset by increased spending on demonstration equipment and facilities.

We expect our sales and marketing expenses to continue to increase in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales and marketing personnel, and expenses will also likely increase in the future as revenues increase. We will also make additional investments in sales and marketing in order to extend our market reach and grow our business in support of our key initiatives surrounding increasing our strategic partnerships as part of our UC ecosystem and developing and marketing cloud-based and mobile UC solutions, our UC Intelligent Core and other innovations that are expected throughout 2011.

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

Research and Development Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2010	2009	2008	2010	2009
Expenses	$148,991	$117,575	$135,288	27%	(13)%
% of Total Revenues	12%	12%	13%	—	(1	) pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $10.3 million, $7.7 million, and $9.8 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Research and development expenses increased in 2010 by $31.4 million or 27%, while remaining flat as a percentage of revenues. The increase in absolute dollars is primarily due to increased headcount and increased development expenses in support of our strategic investment plan. Research and development expenses also increased as a result of the reinstatement of annual merit increases and incentive programs in the third quarter of 2010 and increased stock-based compensation charges.

Research and development expenses decreased for 2009 by $17.7 million or 13%, and as a percentage of revenue by 1 percentage point, as compared to 2008. The decrease in absolute dollars is primarily due to decreases in headcount and decreased program development expenses in order to control costs. Stock-based compensation costs also decreased $2.2 million in 2009 over 2008. In addition, we continued to increase the percentage of our research and development being performed in lower cost jurisdictions.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures, such as the new SVC standard to address the device, application and networks requirements of mobile, SMB and consumer networks. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners, mobile and service provider customers as a result of our key strategic initiatives in these areas. We are also investing in key vertical markets such as the U.S. federal government. We expect that research and development expenses in absolute dollars will increase in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2010	2009	2008	2010	2009
Expenses	$74,661	$54,011	$60,201	38%	(10)%
% of Total Revenues	6%	6%	6%	—	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $12.8 million, $7.5 million, and $8.0 million for the years ended December 31, 2010, 2009, 2008, respectively.

General and administrative expenses increased in absolute dollars and remained flat as a percentage of revenues in 2010, as compared to 2009. Primary drivers of the increase were related to increased stock-based compensation charges in 2010 over 2009 and severance, legal and other costs associated with the CEO transition that occurred in May 2010. General and administrative expenses also increased due to the reinstatement of annual merit increases and incentive programs in the third quarter of 2010. The remaining increase in general and administrative expenses in absolute dollars was primarily due to increased legal fees and other outside services, and to a lesser extent, increases in headcount and headcount-related expenses.

General and administrative expenses in 2009 decreased in absolute dollars while remaining flat as a percentage of revenue as compared to 2008. The decrease in spending in absolute dollars in general and administrative expenses was primarily due to decreased compensation charges, reductions in outside services and travel and training costs and reduced bad debt expenses.

Significant future charges due to costs associated with litigation or uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

We expect that our general and administrative expenses will increase in absolute dollar amounts in the near term but could fluctuate as we make investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. General and administrative expenses may also increase as a result of additional investments required to support our key strategic initiatives.

Amortization of Purchased Intangibles

In 2010, 2009, and 2008, we recorded $5.6 million, $5.8 million, and $7.1 million, respectively, for amortization of purchased intangibles acquired in our acquisitions. In addition to the amounts recorded as operating expenses in 2010, 2009 and 2008, we recorded amortization totaling $13.3 million, $13.5 million and $13.7 million, respectively, related to certain technology intangibles in cost of product revenues. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years.

The amortization of purchased intangibles in 2010 remained relatively consistent with that in the prior year as there were no additions, impairments or changes to useful lives recognized during either 2010 or 2009 that could increase or decrease the amortization expense amount. The decrease in amortization of purchased intangibles recorded as operating expenses in absolute dollars in 2009 as compared to 2008 was primarily due to lower amortization as a result of certain intangibles acquired in the Voyant and DSTMedia acquisitions becoming fully amortized at the end of 2008.

We evaluate our purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, we perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. No impairment charges were recognized for all periods presented. At December 31, 2010 and 2009, the carrying value of our purchased intangibles was $26.6 million and $46.3 million, respectively.

Restructure Costs

In 2010, 2009 and 2008, we recorded $8.1 million, $15.9 million and $10.3 million, respectively, related to restructuring actions which resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

In 2010, these actions were designed to reallocate our resources to more strategic growth areas of the business and resulted in elimination of certain positions while enabling the hiring of additional positions to better align with the execution of our strategic initiatives. In 2009, these actions were designed to reduce our cost structure while maintaining flexibility to invest in the strategic growth areas of the business. In 2008, these actions were intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams. See Note 4 of Notes to Consolidated Financial Statements for further information on restructure costs.

In February 2011, management committed to a restructuring plan designed to align various organizations under our new executive leadership and to reallocate resources to more strategic growth areas of the business. The restructuring plan will result in the elimination of approximately 2% of our global workforce with most of the reductions taking effect immediately, enabling the hiring of new positions to better align with the execution of our strategic initiatives. We currently expect to record restructuring charges and make cash expenditures between approximately $3.0 million and $4.0 million in the first quarter of 2011 resulting from this action, primarily related to severance and other employee termination benefits. Additional charges of approximately $1.6 million related to the consolidation of our Colorado development facilities will be recorded in the second quarter of 2011 upon vacating our existing site.

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

Litigation Reserves and Payments

During 2010, we recorded $1.2 million in litigation reserves and payments in the Consolidated Statements of Operations related to the settlement of a legal matter during the period and $0.7 million during 2009 related to a legal matter which has subsequently been settled. During 2008, we recorded charges totaling $7.4 million as a result of trial preparation costs and the fee arrangement we had with our outside legal counsel that represented us in our litigation against Codian, pursuant to which we owed additional legal fees based upon the favorable outcome that was achieved in the first quarter of 2008. See Note 7 of Notes to Consolidated Financial Statements for further information.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses. Interest and other income (expense), net, was a net expense of $7.8 million and $2.1 million in 2010 and 2009, respectively, and a net income of $2.4 million in 2008.

The increase in net expense in 2010 over 2009 was primarily due to net losses realized on the sale of investments in 2010, an increase in non-income related taxes and fees in 2010 as compared to 2009 and the write-off of a non-trade note receivable in 2010. There were no such investment losses or non-trade receivable write-offs during 2009. The increase in net expense was partially offset by lower foreign exchange losses recognized in 2010 as compared to 2009.

Interest and other income (expense), net was a net expense of $2.1 million in 2009 as compared to a net income of $2.4 million in 2008. The change was primarily due to lower interest income and lower average investment returns (0.44% and 2.94% for 2009 and 2008, respectively), partially offset by lower foreign exchange related losses, a decrease in non-income related taxes and license fees and investment losses recorded in 2008 that were considered to be other than temporarily impaired. There were no such impairment losses during 2009.

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

Provision for Income Taxes

Our overall effective tax rates for 2010, 2009 and 2008 were 16.9%, 26.2% and 22.4%, respectively, which resulted in a provision for income taxes of $13.9 million, $17.7 million and $21.9 million in 2010, 2009, and 2008, respectively. The decrease in the effective tax rate in 2010 versus 2009 was due to a relative increase in foreign earnings which are subject to lower tax rates, the reenactment and increase of U.S. research and development tax credits, and an increase in the release of tax reserves, related interest and penalties accrued for uncertain tax positions which amounted to $5.3 million in 2010 as compared to $2.9 million in 2009. The increase in the effective tax rate in 2009 versus 2008 was primarily related to lower releases of tax reserves, related interest and penalties in 2009 of $2.9 million as compared to 2008 when we released $4.2 million in tax reserves, related interest and penalties, all due to the expiration of statutes of limitation in both the U.S and various foreign jurisdictions. Partially offsetting the effect of the change in the release of the tax reserves was a relative increase in foreign earnings in 2009 which are subject to lower tax rates.

As of December 31, 2010, we had approximately $3.1 million of tax effected non-U.S. net operating losses, $5.8 million in tax effected U.S. capital loss carryforwards and $7.4 million in tax effected U.S. credit carryovers, as well as other deferred tax assets arising from temporary differences. In addition, at December 31, 2010, we had a valuation allowance of $3.4 million primarily related to net operating loss carryforwards in Denmark. See Note 11 of Notes to Consolidated Financial Statements for further information.

In 2010, the California Franchise Tax Board completed its audit of the 2005 and 2006 tax years. The audit resulted in a payment of $0.8 million. Certain other audit issues were also settled during the year resulting in the release of accrued taxes of $1.5 million. Additionally, $3.4 million in tax reserves related to the cost sharing of stock based compensation were released as an adjustment to stockholders’ equity, $0.7 million in tax reserves were released due to changes in foreign exchange rates during the year, and $2.1 million in tax reserves were released due to the expiration of statutes of limitation in both the U.S. and foreign jurisdictions.

As of December 31, 2010, we have $36.9 million of unrecognized tax benefits compared to $44.4 million at December 31, 2009. By the end of 2011, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations or the resolution of audits in various tax jurisdictions. We anticipate that the reduction would approximate $7.6 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, we had approximately $2.5 million and $3.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities, and in some cases we have received additional tax assessments. Currently, certain tax years are under audit by the relevant tax authorities, including an examination of our U.S. federal tax returns for the calendar years 2006 and 2007 and a limited review of our U.S federal tax returns for calendar years 2008 and 2009. We anticipate that the IRS audit of 2006 and 2007 and the limited review of 2008 and 2009 will be concluded in the next 12 months.

Segment Information

During the fourth quarter of 2010, we made organizational changes which resulted in changes to the way in which we manage and evaluate our business from product line-based reporting (Video Communication Solutions, Voice Communication Solutions and Services) to geographically based (Americas, EMEA and APAC). A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 12 of Notes to Consolidated Financial Statements. The discussions below include the results of each of our segments for the years ended December 31, 2010, 2009 and 2008. As a result of the change in segments, the revenue and operating results for the prior periods have been restated to conform to the current period presentation. Segment contribution margin includes all segment revenues less the related cost of sales and direct marketing and sales expenses. Management allocates some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing, stock-based compensation costs, research and development costs, general and administrative costs, such as legal and accounting costs, acquisition-related integration costs, amortization of purchased intangible assets, restructuring costs, and interest and other income (expense), net.

The following is a summary of the financial information for each of our segments for the fiscal years ended December 31, 2010, 2009 and 2008 (in thousands):

	Americas	EMEA	APAC	Total
2010:
Revenue	$656,432	$302,118	$259,939	$1,218,489
% of total revenue	54%	25%	21%	100%
Contribution margin	261,625	108,296	118,744	488,665
% of segment revenue	40%	36%	46%	40%
2009:
Revenue	$536,682	$240,226	$190,076	$966,984
% of total revenue	55%	25%	20%	100%
Contribution margin	216,739	90,143	88,567	395,449
% of segment revenue	40%	38%	47%	41%
2008:
Revenue	$605,124	$281,089	$183,107	$1,069,320
% of total revenue	57%	26%	17%	100%
Contribution margin	254,922	115,716	83,744	454,382
% of segment revenue	42%	41%	46%	42%

Americas

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2010	2009	2008	2010	2009
Revenues	$656,432	$536,682	$605,124	22%	(11)%
Contribution margin	$261,625	$216,739	$254,922	21%	(15)%
Contribution margin as % of Americas revenues	40%	40%	42%	—	(2	) pts

Our Americas segment revenues increased by 22% in 2010 as compared with 2009 primarily due to an improvement in the economic environment, particularly in the United States, Brazil and Canada, which resulted in increased demand for our products and services. The increase in revenues was driven by increases in our UC group systems, UC personal devices and network infrastructure revenues. Increases in UC group systems revenues in the Americas was primarily driven by increased group voice revenues, increased group video revenues, and to a lesser extent, increased immersive telepresence revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP. Network infrastructure revenues growth was as a result of increased sales of our UC Intelligent Core products and services.

Our Americas segment revenues decreased by 11% in 2009 as compared with 2008 primarily due to the economic recession which resulted in lower revenues within the region, particularly in the United States, slightly offset by increased revenue in Canada. The decrease in revenue was primarily driven by decreases in our UC personal devices and UC group systems revenues, which was partially offset by increases in our network infrastructure revenues for the period.

In 2010, 2009 and 2008, one channel partner in our Americas segment accounted for 24%, 20% and 16% of our Americas net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of Americas segment revenues was 40% in both 2010 and 2009. The contribution margin as a percentage of revenue remained consistent due primarily to flat gross margins and direct sales and marketing expenses, while increasing in absolute dollars, remained flat as a percentage of revenue.

Contribution margin as a percentage of Americas segment revenues was 40% in 2009 as compared to 42% in 2008. The decreased contribution margin in 2009 was primarily due to lower gross margins. Direct sales and marketing expenses, while decreasing in absolute dollars, remained relatively flat as percentage of revenues. Gross margins decreased primarily as a result of a shift in product mix toward lower margin products.

EMEA

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2010	2009	2008	2010		2009
Revenues	$302,118	$240,226	$281,089	26%		(15)%
Contribution margin	$108,296	$90,143	$115,716	20%		(22)%
Contribution margin as % of EMEA revenues	36%	38%	41%	(2	)pts	(3	)pts

Our EMEA segment revenues increased by 26% in 2010 as compared with 2009 primarily due to an improvement in the economic environment, which resulted in increased demand for our products and services. Revenues from western European countries such as France, Germany and the United Kingdom contributed to the growth in EMEA followed by Russia, United Arab Emirates Ireland and South Africa. The increase in revenues was driven by increases in our UC group systems, network infrastructure, and UC personal devices revenues. Increases in UC group systems revenues in EMEA was primarily driven by increased group video revenues, and to a lesser extent, increased group voice revenues and increased immersive telepresence revenues. Network infrastructure revenues growth was as a result of increased sales of the products and services that comprise our UC Intelligent Core. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP and an increase in wireless product revenues.

Our EMEA segment revenues decreased by 15% in 2009 as compared with 2008 primarily due to the economic recession which lowered the revenues within the region, particularly in the United Kingdom, Russia, Germany, the Netherlands and Spain, partially offset by an increase in France. The decrease in revenue was primarily driven by decreases in our UC group systems and UC personal devices revenues, which was partially offset by increases in our network infrastructure revenues for the period.

In 2010, one channel partner in our EMEA segment accounted for 12% of our EMEA net revenues. In 2009 and 2008, no one channel partner in our EMEA segment accounted for more than 10% of our EMEA net revenues.

Contribution margin as a percentage of EMEA segment revenues was 36% in 2010 as compared to 38% in 2009. The contribution margin as a percentage of revenue decreased primarily due to lower gross margins. Direct sales and marketing expenses, while increasing in absolute dollars, remained relatively flat as a percentage of revenues. The decrease in gross margins was driven primarily by fluctuations in foreign currencies, primarily the British Pound.

Contribution margin as a percentage of EMEA segment revenues was 38% in 2009 as compared to 41% in 2008. The decrease in contribution margin in 2009 was primarily due to direct sales and marketing expenses increasing as a percentage of revenues and to lower gross margins. Direct sales and marketing expenses, while decreasing in absolute dollars, increased as percentage of revenues as a result of lower revenues in 2009 as compared to 2008. Gross margins decreased primarily as a result of increased discounting in response to the economic environment and the impact of fluctuations in foreign currencies.

APAC

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2010	2009	2008	2010		2009
Revenues	$259,939	$190,076	$183,107	37%		4%
Contribution margin	$118,744	$88,567	$83,744	34%		6%
Contribution margin as % of APAC revenue	46%	47%	46%	(1	)pt	1	pt

Our APAC segment revenues increased by 37% in 2010 as compared with 2009 primarily due to investments made in our go-to-market capabilities and an improved economic environment, which resulted in increased demand for our products and services. Revenues from China, Singapore, Australia, Japan and India contributed to the strong growth in APAC. The increase in revenues was driven by increases in our UC group systems, network infrastructure, and UC personal devices revenues. Increases in UC group systems revenues in APAC was primarily driven by increased group video revenues, and to a lesser extent, increased group voice revenues and increased immersive telepresence revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP. Network infrastructure revenues growth was as a result of increased sales of the products and services that comprise our UC Intelligent Core.

Our APAC segment revenues increased by 4% in 2009 as compared with 2008 primarily due to earlier recoveries to the economic conditions in some of the major countries within the region as compared to our other segments. Although general economic conditions resulted in lower UC group systems and UC personal devices revenues in 2009 as compared to 2008, the increase in network infrastructure revenues more than offset these decreases.

In 2010, 2009 and 2008, two channel partners in our APAC segment, in aggregate, accounted for 25%, 25% and 27%, respectively, of our APAC net revenues.

Contribution margin as a percentage of APAC segment revenues was 46% in 2010 as compared to 47% in 2009. The contribution margin as a percentage of revenue decreased primarily due to lower gross margins. Direct sales and marketing expenses, while increasing in absolute dollars, remained relatively flat as a percentage of revenues. The decrease in gross margins was driven primarily by changes in product mix and lower average selling prices due to increased discounting.

Contribution margin as a percentage of APAC segment revenues was 47% in 2009 as compared to 46% in 2008. The increase in contribution margin in 2009 was primarily due to higher gross margins, partially offset by higher direct sales and marketing expenses as a percentage of revenue. Gross margins increased primarily as a result of improved product mix toward higher margin products. Direct sales and marketing expenses increased due to investments made to support our go-to-market initiative.

Liquidity and Capital Resources

As of December 31, 2010, our principal sources of liquidity included cash and cash equivalents of $324.2 million, short-term investments of $170.2 million and long-term investments of $41.3 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 5 of Notes to Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $2.1 million, the majority of which are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $193.8 million as of December 31, 2010, and the remaining $341.9 million was held by various foreign subsidiaries outside of the United States.

If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $143.4 million in 2010, $180.8 million in 2009 and $167.0 million in 2008. The decrease in cash provided from operating activities in 2010 over 2009 was due primarily to increased inventory, prepaid expenses and other current assets, a higher increase in accounts receivable, a lower increase in accounts payable and to a lesser extent, an increase in deferred taxes. Partially offsetting these negative effects were increases in other accrued liabilities, non-cash expenses and net income.

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

The total net change in cash and cash equivalents for the year ended 2010 was a decrease of $6.9 million. The primary sources of cash were $143.4 million from operating activities and $64.9 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $11.6 million in excess tax benefit from stock-based compensation. The primary uses of cash during this period were $84.2 million for purchases of our common stock, $73.2 million for purchases of investments, net of proceeds from investments and $69.3 million for purchases of property and equipment.

Our days sales outstanding, or DSO, metric was 41 days at December 31, 2010 compared to 45 days at December 31, 2009. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables which typically have longer payment terms and increases in receivables from service providers and government entities which also have customarily longer payment terms. DSO could be negatively impacted if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns decreased from 6.0 turns at December 31, 2009 to 4.8 turns at December 31, 2010. The decrease in inventory turns was a result of the increase in our finished goods inventory levels at the end of 2010 compared to the end of 2009. The increase in inventory and a decrease in inventory turns reflect our desire to shorten lead times in fulfilling orders and greater use of ocean freight. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

Cash used for purchases of property and equipment increased significantly in 2010 to $69.3 million as compared to $37.8 million in 2009 as a result of our strategic investment plan, including upgrading our Enterprise Resource Planning (“ERP”) systems and adding/expanding our demonstration centers. We expect our purchases of property and equipment in 2011 to increase from the 2010 levels in continued support of our strategic investments and as our business grows.

We enter into foreign currency forward contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our foreign currency forward contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded in interest and other income (expense), net, offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending on the size of our hedging program, on whether we are purchasing or selling foreign currency relative to the U.S. dollar and on interest rate spreads between the U.S. and other foreign markets.

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues and operating expenses denominated in the Euro and British Pound as well as operating expenses denominated in Israeli Shekels. At each reporting period, we record the fair value of our unrealized forward contracts on the balance sheet with related unrealized gains and losses as a component of cumulative other comprehensive income (loss), a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded in interest and other income (expense), net.

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market. During the years ended December 31, 2010, 2009 and 2008, we purchased approximately 2.4 million, 1.6 million and 8.9 million shares, respectively, of our common stock in the open market for cash of $69.2 million, $32.8 million and $220.0 million, respectively. As of December 31, 2010, we were authorized to purchase up to an additional $118.0 million under the 2008 share repurchase plan. See Note 9 of Notes to our Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit included in stockholder’s equity in our consolidated balance sheet.

At December 31, 2010, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $204.5 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $2.1 million, the majority of which are used to secure the leases on some of our offices.

The table set forth below shows, as of December 31, 2010, the future minimum lease payments due under our current lease obligations. Total estimated sublease income is $0.1 million and is netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of December 31, 2010 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Year ending December 31,
2011	$19,851	$4,385	$—	$202,772
2012	17,970	3,817	2,249	1,739
2013	11,793	2,384	772	—
2014	9,900	2,050	1,217	—
2015	7,422	1,658	1,003	—
Thereafter	15,861	3,073	7,474	—

Total payments	$82,797	$17,367	$12,715	$204,511

As of December 31, 2010, we have $36.9 million of unrecognized tax benefits compared to $44.4 million at December 31, 2009. By the end of 2011, uncertain tax positions may be reduced as a result of a lapse in the applicable statutes of limitations or the resolution of audits in varying jurisdictions. We anticipate the reduction in 2011 will approximate $7.6 million and the reserve releases would be recorded as adjustments to tax expense in the period released.

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

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Some of our products are integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to most of these products through maintenance contracts.

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

We elected to early adopt this accounting guidance at the beginning of our first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after December 31, 2009. As a result, some of our products are no longer within the scope of the software revenue recognition guidance.

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

The adoption of the new revenue accounting guidance, which resulted in a $7.1 million increase in revenues for the year ended December 31, 2010, did not have a material impact on our revenues or results of operations for the year ended December 31, 2010.

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

Stock-based Compensation Expense

Our share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and performance shares, as well as our employee stock purchase plan. We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The estimated fair value of these awards, including the effect of estimated forfeitures, is recognized as expense over the requisite service period, which is generally the vesting period. The fair value of stock option awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of our common stock on the date of grant. The fair value of performance shares is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the probable outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of our stock in relation to the target index of companies over each performance period. Changes in the underlying factors and assumptions utilized may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2010, we have $48.7 million in net deferred tax assets. Included in the net deferred tax asset balance is a $3.4 million valuation allowance primarily related to net operating losses generated in Denmark.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.

As of December 31, 2010 our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, municipal securities and money market funds. Included in available-for-sale securities are cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and our counterparties are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For the fair value of our marketable securities and foreign currency contracts see Note 5 of Notes to Consolidated Financial Statements.

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

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to eight years. We annually assess whether any impairment indicators exist on purchased intangibles with finite lives. Long-lived assets, including intangible assets with finite lives, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment.

There was no impairment charge recorded in 2010 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Derivative Instruments

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated and qualifying as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of cumulative other comprehensive income (loss) and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes. We enter into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize our credit risk.

Recent Accounting Pronouncements

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users’ evaluation of the nature of credit risk inherent in its portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for our fiscal year 2010 annual financial statements. Upon adoption, the application of the revised disclosures did not have a material impact to our consolidated financial statements. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We do not expect the adoption of these disclosures to have a material impact on our consolidated financial statements.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our Consolidated Balance Sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. government obligations and foreign and domestic public corporate debt securities. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict, particularly in light of the recent credit market instability. If the current market conditions deteriorate further, or the anticipated recovery in market values does not occur, we may realize losses on the sale of our investments or we may incur further temporary impairment charges requiring us to record additional unrealized losses in cumulative other comprehensive income (loss). We could also incur additional other-than-temporary impairment charges resulting in realized losses in our Consolidated Statements of Operations which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of December 31, 2010. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. We model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at December 31, 2010 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS:

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/31/2010	+50 BPS	+100 BPS	+150 BPS
$212,404	$212,093	$211,781	$211,470	$211,159	$210,848	$210,537

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds and incur expenses in Israeli Shekels, which has increased our risk from fluctuations in foreign currency exchange rates.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to only enter into hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of December 31, 2010, we had net outstanding forward exchange contracts to sell 3.4 million Euros at 1.24, 1.9 million British Pounds at 1.57 and 11.3 million Israeli Shekels at 3.46. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of December 31, 2010, we also had net outstanding forward exchange contracts to sell 11.3 million Euros at 1.43 and 1.0 million British Pounds at 1.59, and to buy 13.0 million Israeli Shekels at 3.80. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of December 31, 2010, we had outstanding foreign exchange contracts to sell 13.3 million Euros at 1.33 and to buy 1.2 million British Pounds at 1.49 and 22.1 million Israeli Shekels at 3.61. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of December 31, 2010, we also had outstanding foreign exchange contracts to sell 50.8 million Euros at 1.31 and 4.6 million British Pounds at 1.54 and to buy 61.0 million Israeli Shekels at 3.71. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of December 31, 2010, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(a)(2) are included herein beginning on page F-1 and page S-2, respectively. The supplemental data called for by Item 8 is presented on page S-1.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Costs Associated with Exit or Disposal Activities

In February 2011, management committed to a restructuring plan designed to align various organizations under our new executive leadership and to reallocate resources to more strategic growth areas of the business. The restructuring plan will result in the elimination of approximately 2% of our global workforce with most of the reductions taking effect immediately, enabling the hiring of new positions to better align with the execution of our strategic initiatives. We currently expect to record restructuring charges and make cash expenditures between approximately $3.0 million and $4.0 million in the first quarter of 2011 resulting from this action, primarily related to severance and other employee termination benefits. Additional charges of approximately $1.6 million related to the consolidation of our Colorado development facilities will be recorded in the second quarter of 2011 upon vacating our existing site.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee (including the director nomination process) and audit committee required by this item is included under the caption “Corporate Governance” in the 2011 Proxy Statement and is incorporated herein by reference.

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 18, 2011, are as follows:

Name	Age	Position(s)
Andrew M. Miller*	51	Chief Executive Officer and President
Michael R. Kourey*	51	Executive Vice President, Finance and Administration and Chief Financial Officer
Sayed M. Darwish	45	Executive Vice President, Chief Administrative Officer, General Counsel and Secretary
Laura J. Durr	50	Vice President, Worldwide Controller and Principal Accounting Officer
Sudhakar Ramakrishna	43	Executive Vice President and General Manager, Unified Communications Solutions and Chief Development Officer

*	Member of the Board of Directors.

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. There is no family relationship between any of our executive officers or directors.

Mr. Miller has served as our President and Chief Executive Officer since May 2010. In addition, he has been one of our directors since June 2010. He also served as Executive Vice President of Global Field Operations from July 2009 to May 2010. Prior to joining Polycom, Mr. Miller served as global president of IPC Information Systems, LLC, a provider of communications solutions and services, from December 2007 to June 2009. Prior to his position with IPC, Mr. Miller joined Monster Worldwide Inc., a provider of global online employment solutions, as Senior Vice President, Monster North America from June 2006 to August 2007. Mr. Miller served as Chief Executive Officer of Tandberg ASA, a provider of videoconferencing systems, from January 2002 to June 2006. Mr. Miller also held a number of roles at Cisco Systems, Inc. from 1990 to 2001, including Vice President, US Area Sales (West) and Vice President, Marketing (Customer Advocacy). Mr. Miller holds a B.S. in Business Administration from the University of South Carolina.

Mr. Kourey has served as our Executive Vice President, Finance and Administration since May 2010 and as our Chief Financial Officer since January 1995. In addition, Mr. Kourey has been one of our directors since January 1999. He also served as Senior Vice President, Finance and Administration from January 1999 to May 2010, Vice President, Finance and Administration from January 1995 to January 1999, Vice President, Finance and Operations from July 1991 to January 1995, Secretary from June 1993 to May 2003 and Treasurer from May 2003 to May 2004. Prior to joining Polycom, he was Vice President, Operations of Verilink Corporation. Mr. Kourey currently serves as a member of the Board of Directors of Aruba Networks, Inc. and Riverbed Technology, Inc. and serves on the Advisory Board of the Graduate School of Management at the University of California, Davis. Mr. Kourey previously served on the Board of Directors of WatchGuard Technologies, Inc. from April 2003 to October 2006. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from Santa Clara University.

Mr. Darwish has served as our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary since February 2011. Mr. Darwish also served as our Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from January 2008 to February 2011, Senior Vice President, General Counsel and Secretary from July 2007 to January 2008 and Vice President, General Counsel and Secretary from August 2005 to July 2007. Prior to joining Polycom, from December 2003 to August 2005, Mr. Darwish served in various legal positions at EMC Corporation, ultimately as Vice President and General Counsel for EMC Corporation’s Software Group after EMC’s acquisition of Documentum, Inc., where he served as Vice President, General Counsel and Secretary from July 2000 to December 2003. Prior to that, Mr. Darwish served as Vice President and General Counsel for Luna Information Systems, served in various positions, including as General Counsel and Vice President, Legal and HR, for Forté Software, Inc. through its acquisition by Sun Microsystems, Inc., served as Corporate Counsel at Oracle Corporation, and was an associate in the law firm of Brobeck, Phleger & Harrison. Mr. Darwish is a graduate of the University of San Francisco School of Law, J.D. cum laude, and holds a B.S. in Mathematics and a B.A. in Economics from the University of Illinois, Urbana.

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

Mr. Ramakrishna has served as our Executive Vice President and General Manager, Unified Communications Solutions and Chief Development Officer since February 2011. Mr. Ramakrishna also served as our Senior Vice President and General Manager, Unified Communications Products and Chief Development Officer from October 2010 to February 2011. Prior to joining Polycom, Mr. Ramakrishna served as Corporate Vice President and General Manager for Wireless Broadband Access Solutions and Software at Motorola, Inc. from May 2007 to October 2010. Prior to that, Mr. Ramakrishna served as Vice President, Product Operations at Stoke Inc. from June 2005 to May 2007. From March 2003 to June 2005, Mr. Ramakrishna served as Vice President, Product Management at 3Com Corporation and held a number of roles at 3Com Corporation from 1996 to 2003. Mr. Ramakrishna holds a M.S in Computer Science from Kansas State University and an M.B.A. from Northwestern University’s Kellogg Graduate School of Management.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2011 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2011 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010.

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

POLYCOM, INC.

/S/ ANDREW M. MILLER
Andrew M. Miller
Chief Executive Officer, President and Director

Date: February 18, 2011

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Polycom, Inc., a Delaware corporation, do hereby constitute and appoint Andrew M. Miller and Michael R. Kourey, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREW M. MILLER	Chief Executive Officer, President and Director (Principal Executive Officer)	February 18, 2011
Andrew M. Miller

/S/ MICHAEL R. KOUREY	Executive Vice President, Finance and Administration, Chief Financial Officer	February 18, 2011
Michael R. Kourey
and Director (Principal Financial Officer)

/S/ LAURA J. DURR	Vice President, Worldwide Controller	February 18, 2011
Laura J. Durr	(Principal Accounting Officer)

/S/ BETSY S. ATKINS	Director	February 18, 2011
Betsy S. Atkins

/S/ DAVID G. DEWALT	Chairman of the Board and Director	February 18, 2011
David G. DeWalt

Signature	Title	Date

/S/ JOHN A. KELLEY	Director	February 18, 2011
John A. Kelley

/S/ D. SCOTT MERCER	Director	February 18, 2011
D. Scott Mercer

/S/ WILLIAM A. OWENS	Director	February 18, 2011
William A. Owens

/S/ KEVIN T. PARKER	Director	February 18, 2011
Kevin T. Parker

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that, as of December 31, 2010 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/S/ ANDREW M. MILLER	/S/ MICHAEL R. KOUREY
Andrew M. Miller President and Chief Executive Officer	Michael R. Kourey Executive Vice President, Finance and Administration and Chief Financial Officer

February 18, 2011	February 18, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting rules for revenue recognition in 2010.

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

/S/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

February 18, 2011

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$324,188	$331,098
Short-term investments	170,154	123,686
Trade receivables, net of allowance for doubtful accounts of $1,844 and $3,523 in 2010 and 2009, respectively	154,507	132,813
Inventories	113,994	76,863
Deferred taxes	32,357	23,824
Prepaid expenses and other current assets	41,884	24,299

Total current assets	837,084	712,583
Property and equipment, net	110,321	81,252
Long-term investments	41,316	12,687
Goodwill	493,105	495,299
Purchased intangibles, net	26,580	46,255
Deferred taxes	18,388	23,943
Other assets	20,611	13,882

Total assets	$1,547,405	$1,385,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$90,890	$87,233
Accrued payroll and employee related liabilities	35,222	23,707
Taxes payable	0	617
Deferred revenue	104,919	79,504
Other accrued liabilities	54,651	52,360

Total current liabilities	285,682	243,421
Long-term deferred revenue	55,292	46,787
Taxes payable	16,690	27,111
Deferred taxes	2,057	2,702
Other long-term liabilities	12,714	12,027

Total liabilities	372,435	332,048

Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares. None issued and outstanding as of December 31, 2010 and one share issued and outstanding as of December 31, 2009	0	0
Common stock, $0.0005 par value:
Authorized: 175,000,000 shares. Issued and outstanding: 86,554,946 shares in 2010 and 84,485,030 shares in 2009	40	40
Additional paid-in capital	1,162,201	1,066,790
Cumulative other comprehensive income (loss)	1,112	(962)
Retained earnings (accumulated deficit)	11,617	(12,015)

Total stockholders’ equity	1,174,970	1,053,853

Total liabilities and stockholders’ equity	$1,547,405	$1,385,901

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008
Revenues
Product revenues	$1,010,955	$791,508	$913,760
Service revenues	207,534	175,476	155,560

Total revenues	1,218,489	966,984	1,069,320

Cost of revenues
Cost of product revenues	401,319	335,696	374,119
Cost of service revenues	101,220	82,312	76,179

Total cost of revenues	502,539	418,008	450,298

Gross profit	715,950	548,976	619,022

Operating expenses
Sales and marketing	387,208	285,312	303,436
Research and development	148,991	117,575	135,288
General and administrative	74,661	54,011	60,201
Acquisition-related costs	0	0	162
Amortization of purchased intangibles	5,647	5,800	7,098
Restructure costs	8,139	15,935	10,316
Litigation reserves and payments	1,235	700	7,401

Total operating expenses	625,881	479,333	523,902

Operating income	90,069	69,643	95,120
Interest and other income (expense), net	(7,772)	(2,087)	2,426

Income before provision for income taxes	82,297	67,556	97,546
Provision for income taxes	13,888	17,677	21,850

Net income	$68,409	$49,879	$75,696

Basic net income per share	$0.80	$0.59	$0.88

Diluted net income per share	$0.78	$0.58	$0.87

Weighted average shares outstanding for basic net income per share	85,331	84,000	85,616
Weighted average shares outstanding for diluted net income per share	88,185	85,559	87,246

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balances, December 31, 2007	89,137,059	$43	$1,000,466	$4,160	$19,325	$1,023,994
Comprehensive income:
Change in unrealized loss on investments	—	—	—	(1,455)	—	(1,455)
Changes in cumulative translation adjustment	—	—	—	(1,591)	—	(1,591)
Change in unrealized gain (loss) on hedging securities	—	—	—	3,569	—	3,569
Net income	—	—	—	—	75,696	75,696

Total comprehensive income						76,219

Issuance of restricted stock	70,000	—	—	—	—	—
Issuance of vested performance shares and restricted stock units	295,438	—	—	—	—	—
Issuance of stock for prior acquisition	4,375	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	112,632	—	—	—	—	—
Exercise of stock options under stock option plan	2,169,681	2	40,119	—	—	40,121
Shares purchased under employee stock purchase plan	575,603	—	11,954	—	—	11,954
Purchase and retirement of common stock at cost	(9,050,288)	(5)	(82,733)	—	(139,862)	(222,600)
Stock-based compensation	—	—	34,635	—	—	34,635
Tax benefit from stock option activity	—	—	4,019	—	—	4,019

Balances, December 31, 2008	83,314,500	$40	$1,008,460	$4,683	$(44,841)	$968,342

Comprehensive income:
Change in unrealized loss on investments	—	—	—	(2,785)	—	(2,785)
Changes in cumulative translation adjustment	—	—	—	805	—	805
Change in unrealized gain (loss) on hedging securities	—	—	—	(3,665)	—	(3,665)
Net income	—	—	—	—	49,879	49,879

Total comprehensive income						44,234

Issuance of vested performance shares and restricted stock units	591,148	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	45,000	—	—	—	—	—
Exercise of stock options under stock option plan	1,474,704	1	25,719	—	—	25,720
Shares purchased under employee stock purchase plan	898,464	—	10,777	—	—	10,777
Purchase and retirement of common stock at cost	(1,838,786)	(1)	(18,385)	—	(17,053)	(35,439)
Stock-based compensation	—	—	30,358	—	—	30,358
Tax benefit from stock option activity	—	—	51	—	—	51
Cumulative tax adjustment	—	—	9,810	—	—	9,810

Balances, December 31, 2009	84,485,030	$40	$1,066,790	$(962)	$(12,015)	$1,053,853

Comprehensive income:
Change in unrealized gain on investments	—	—	—	5,688	—	5,688
Changes in cumulative translation adjustment	—	—	—	(3,138)	—	(3,138)
Change in unrealized gain (loss) on hedging securities	—	—	—	(476)	—	(476)
Net income	—	—	—	—	68,409	68,409

Total comprehensive income						70,483

Issuance of vested performance shares and restricted stock units	1,714,264	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	1	—	—	—	—	—
Exercise of stock options under stock option plan	2,657,265	1	52,184	—	—	52,185
Shares purchased under employee stock purchase plan	656,145	—	12,668	—	—	12,668
Purchase and retirement of common stock at cost	(2,957,759)	(1)	(39,427)	—	(44,777)	(84,205)
Stock-based compensation	—	—	56,177	—	—	56,177
Tax benefit from stock option activity	—	—	10,434	—	—	10,434
Cumulative tax adjustment	—	—	3,375	—	—	3,375

Balances, December 31, 2010	86,554,946	$40	$1,162,201	$1,112	$11,617	$1,174,970

The accompanying notes are an integral part of these consolidated financial statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$68,409	$49,879	$75,696
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,440	34,075	28,507
Amortization of purchased intangibles	18,994	19,268	20,798
Provision for doubtful accounts	0	247	1,665
Provision for excess and obsolete inventories	5,712	3,830	3,775
Non-cash stock-based compensation	56,177	30,358	34,635
Excess tax benefit from stock based compensation	(11,618)	(3,082)	(4,526)
Write down of investments other than temporarily impaired	6,530	0	981
Loss on asset dispositions	143	706	478
Changes in assets and liabilities:
Trade receivables	(21,694)	(6,563)	10,145
Inventories	(42,843)	9,037	(22,399)
Deferred taxes	(3,537)	2,223	1,133
Prepaid expenses and other current assets	(29,537)	8,474	(10,448)
Accounts payable	3,657	29,502	(18,018)
Taxes payable	2,770	2,222	2,794
Other accrued liabilities	48,797	588	41,801

Net cash provided by operating activities	143,400	180,764	167,017

Cash flows from investing activities:
Purchases of property and equipment	(69,331)	(37,766)	(47,457)
Purchases of investments	(374,946)	(538,440)	(451,833)
Proceeds from sale of investments	102,079	332,518	305,706
Proceeds from maturity of investments	199,622	224,213	78,675

Net cash used in investing activities	(142,576)	(19,475)	(114,909)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	64,854	36,497	52,075
Purchase and retirement of common stock	(84,206)	(35,439)	(222,600)
Excess tax benefit from stock based compensation	11,618	3,082	4,526

Net cash provided by (used in) financing activities	(7,734)	4,140	(165,999)

Net increase (decrease) in cash and cash equivalents	(6,910)	165,429	(113,891)
Cash and cash equivalents, beginning of period	331,098	165,669	279,560

Cash and cash equivalents, end of period	$324,188	$331,098	$165,669

Supplemental disclosures of cash flow information:
Cash paid for interest	$834	$575	$521
Cash paid for income taxes	$24,349	$13,684	$11,944

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

Reclassifications:

Certain previously reported amounts regarding our business segments disclosed in Note 11 have been reclassified to conform to the current year’s presentation.

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

Investments:

The Company’s short-term and long-term investments as of December 31, 2010 are comprised of U.S. government and agency securities and corporate debt securities. During 2010, the Company fully liquidated its investment in corporate preferred equity securities. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2010 and 2009, all of the Company’s investments were classified as available-for-sale and were carried at fair value based on quoted market prices at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of cumulative other comprehensive income (loss) in stockholder’s equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge against earnings is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income (expense), net.

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

Changes in the warranty obligation during the period, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$9,447	$11,167
Accruals for warranties issued during the year	19,683	17,115
Actual warranty claims received during the year	(19,561)	(18,835)

Balance at end of year	$9,569	$9,447

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $100.4 million and $74.1 million is short-term and included as a component of “Deferred revenue” as of December 31, 2010 and 2009, respectively; and $46.4 million and $35.4 million is long-term and is included as a component of “Long-term deferred revenue” as of December 31, 2010 and 2009, respectively, on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31,
	2010	2009
Balance at beginning of year	$109,538	$91,971
Additions to deferred maintenance revenue	212,062	166,384
Amortization of deferred maintenance revenue	(174,760)	(148,817)

Balance at end of year	$146,840	$109,538

The cost of providing maintenance services for the years ended December 31, 2010, 2009 and 2008 was $97.1 million, $78.6 million and $72.9 million, respectively.

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

Revenue Recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes maintenance service revenue on our hardware and software products ratably over the service period, generally one to five years.

Some of the Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts.

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

The Company elected to early adopt this accounting guidance at the beginning of its first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified after

December 31, 2009. As a result, substantially all of the Company’s products are no longer within the scope of the software revenue recognition guidance.

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

The adoption of the new revenue accounting guidance did not have a material impact on our revenues or results of operations for the year ended December 31, 2010. Total net revenues as reported and unaudited pro forma total net revenues that would have been reported during the year ended December 31, 2010, if the transactions entered into or materially modified after December 31, 2009 were subject to previous accounting guidance, are shown in the following table (in thousands):

Year Ended December 31, 2010
Net Revenue, As Reported	$1,218,489
Net Revenue, Pro Forma Basis	$1,211,389

The impact to total net revenues during the year ended December 31, 2010, due to the adoption of the accounting guidance, was primarily attributable to net product revenues. Since the use of the residual method is eliminated under the new accounting standards, discounts offered by the Company are allocated to all deliverables, rather than being concentrated in the delivered element of the arrangement. This will generally result in an increase in the amount of upfront product revenue recognized and a decrease in services revenue recognized.

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

Channel Partner Programs and Incentives

The Company records estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. The Company also accrues for co-op marketing funds as a marketing expense if the Company receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.

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

Advertising:

The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, online media, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2010, 2009 and 2008 was $21.0 million, $17.3 million and $28.1 million, respectively.

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

Foreign Currency Translation:

Assets and liabilities of non-U.S subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of “Cumulative other comprehensive income (loss)”. Income and expense accounts are translated at average exchange rates in effect during the period. Foreign exchange gains and losses have not been significant to date and are included in the Company’s results of operations as part of “Interest and other income (expense), net”.

The following table sets forth the components of foreign currency translation adjustments for December 31:

	2010	2009	2008
Beginning balance	$4,740	$3,935	$5,526
Foreign currency translation adjustments	(3,138)	805	(1,591)

Ending balance	$1,602	$4,740	$3,935

Derivative Instruments:

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated and qualifying as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a separate component of cumulative other comprehensive income (loss) and is subsequently reclassified into earnings when the hedged exposure affects earnings. The excluded and ineffective portions of the gain or loss are reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk.

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

Fair Value Measurements:

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short-term maturities.

Stock Based Compensation:

The Company’s share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and performance shares, as well as the Company’s employee stock purchase plan. The estimated fair value of these awards is charged against income over the requisite service period, which is generally the vesting period.

The fair value of stock option awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of the Company’s common stock on the date of grant. Compensation expense for restricted stock units, including the effect of forfeitures, is recognized over the applicable service period. The fair value of performance shares is based on the market price of the Company’s stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock in relation to the target index of companies over each performance period.

Recent Pronouncements:

In July 2010, the FASB issued an accounting update to provide guidance to enhance disclosures related to the credit quality of a company’s financing receivables portfolio and the associated allowance for credit losses. Pursuant to this accounting update, a company is required to provide a greater level of disaggregated information about its allowance for credit loss with the objective of facilitating users' evaluation of the nature of credit risk inherent in its portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. The revised disclosures as of the end of the reporting period are effective for the Company’s 2010 annual financial statements. Upon adoption, the application of the revised disclosures did not have a material impact to the Company’s consolidated financial statements. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Company does not expect the adoption of these disclosures to have a material impact on its consolidated financial statements.

2. Goodwill and Purchased Intangibles:

In the fourth quarter of 2010, the Company reorganized its reporting structure which resulted in changes to its segment reporting from product line-based reporting (Video Communications Solutions, Voice Communications Solutions and Services) to geographical-based (Americas, EMEA and APAC). See Note 12 for additional information regarding the change in segment reporting. The new reportable segments were also determined to be the new reporting units. In the fourth quarters of 2010 and 2009, the Company completed its annual goodwill impairment test.

For 2010 testing, the assessment of goodwill impairment was conducted by determining the fair value of the new reporting units. Goodwill was reallocated to the new reporting units based on relative fair values. The Company then compared the fair value of the new reporting units to the reporting unit’s carrying value as of that date. The fair value was determined using an income approach and a market approach which was weighted equally. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 12 to 13 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business.

The valuation approach used to determine the fair value of the Company’s reporting units in 2009 was similar to that of 2010, except the Company did not need to reallocate its goodwill as there was no change in segment reporting during the period. Based on the results of these impairment tests, which indicated that the estimated fair values of each of the Company’s reporting units substantially exceed its carrying value, the Company determined that its goodwill assets were not impaired as of December 31, 2010 and 2009.

The following table presents the changes in carrying amount of goodwill in each of the Company’s recast segments as of December 31, 2010 (in thousands):

	Old Segments			New Segments
	Video Communications Solutions	Voice Communications Solutions	Services	Americas	EMEA	APAC	Total
Balance at December 31, 2008	$269,721	$134,750	$90,612	—	—	—	$495,083
Less: Changes in fair value of liabilities assumed	(309)	(255)	(113)	—	—	—	(677)
Foreign currency translation	(4)	709	188	—	—	—	893

Balance at December 31, 2009	$269,408	$135,204	$90,687	$—	$—	$—	$495,299
Less: Changes in fair value of liabilities assumed	—	—	—	—	—	—	—
Foreign currency translation	144	(1,416)	(380)	—	—	—	(1,652)
Revised balances as of October 1, 2010:
Relative fair value approach	(269,552)	(133,788)	(90,307)	276,732	92,160	124,755	—
Foreign currency translation					(230)	(312)	(542)

Balance at December 31, 2010	$—	$—	$—	$276,732	$91,930	$124,443	$493,105

The following table presents details of the Company’s total purchased intangible assets as of December 31 (in thousands):

	2010				2009
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value
Core and developed technology	$109,178	$(89,857)	$(4,650)	$14,671	$109,178	$(75,958)	$(4,650)	$28,570
Patents	14,068	(12,707)	(1,361)	—	14,068	(12,707)	(1,361)	—
Customer and partner relationships	44,625	(36,815)	—	7,810	44,625	(32,640)	—	11,985
Trade name	10,021	(6,289)	(150)	3,582	10,021	(4,885)	(150)	4,986
Other	4,862	(3,735)	(610)	517	4,862	(3,538)	(610)	714

Total	$182,754	$(149,403)	$(6,771)	$26,580	$182,754	$(129,728)	$(6,771)	$46,255

In 2010, 2009 and 2008, the Company recorded amortization expense related to purchased intangibles of $5.7 million, $5.8 million and $7.1 million, respectively, which is included in “Amortization of purchased intangibles” in the Consolidated Statements of Operations. In 2010, 2009 and 2008, the Company recorded approximately $13.3 million, $13.5 million and $13.7 million, respectively, of amortization of purchased intangibles to “Cost of Product Revenues” in the Consolidated Statements of Operations. Amortization of intangibles is not allocated to the Company’s segments.

The Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

The Company evaluates its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company performs an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. There were no indicators of impairment during the years ended December 31, 2010, 2009 and 2008.

The estimated future amortization expense of purchased intangible assets as of December 31, 2010 is as follows (in thousands):

Year ending December 31,	Amount
2011	14,226
2012	9,848
2013	1,588
Thereafter	—

Total	$25,662

3. Balance Sheet Details:

Inventories consist of the following (in thousands):

	December 31,
	2010	2009
Raw materials	$6,405	$5,368
Work in process	991	1,051
Finished goods	106,598	70,444

	$113,994	$76,863

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2010	2009
Non-trade receivables	$14,317	$6,540
Prepaid expenses	21,848	13,074
Other current assets	5,719	4,685

	$41,884	$24,299

Property and equipment, net, consist of the following (in thousands):

		December 31,
	Estimated useful Life	2010	2009
Computer equipment and software	3 to 5 years	$184,650	$149,688
Equipment, furniture and fixtures	1 to 5 years	76,578	57,217
Tooling equipment	3 years	19,900	17,298
Leasehold improvements	3 to 13 years	36,758	27,108

		317,886	251,311
Less: Accumulated depreciation and amortization		(207,565)	(170,059)

		$110,321	$81,252

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Accrued expenses	$12,751	$11,601
Accrued co-op expenses	6,104	4,435
Restructuring reserves	3,262	6,358
Warranty obligations	9,569	9,447
Derivative liability	4,998	5,840
Employee stock purchase plan withholding	7,129	5,357
Other accrued liabilities	10,838	9,322

	$54,651	$52,360

4. Restructure Costs:

In 2010, 2009 and 2008, the Company recorded $8.1 million, $15.9 million and $10.3 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus the Company’s efforts and more properly align the Company’s cost structure with its projected revenue streams.

The following table summarizes the activity of the Company’s restructure reserves (in thousands):

Severance and Related Benefits
Balance at December 31, 2007	$235
Additions to the reserve	10,316
Cash payments and other usage	(8,768)

Balance at December 31, 2008	1,783
Additions to the reserve	15,935
Cash payments and other usage	(11,935)

Balance at December 31, 2009	5,783
Additions to the reserve	8,139
Cash payments and other usage	(10,701)

Balance at December 31, 2010	$3,221

During 2010, the Company committed to several restructuring plans to eliminate, relocate positions or to enable the hiring of additional positions to better align with the execution of its strategic initiatives. The restructuring plans included the elimination of approximately two percent of its global workforce. As a result of the actions taken in 2010, the Company recorded restructuring charges of $8.1 million during 2010 which also included $1.8 million of restructuring costs associated with actions taken in the third quarter of 2009. These restructuring costs are primarily related to severance and other employee termination benefits.

During the third quarter of 2009, the Company committed to a restructuring plan to realign and reinvest resources in the strategic growth areas of the business. The Company eliminated those positions that were not aligned with the go-to-market structure under the Company’s new sales leadership and reallocate resources to growth areas. The plan included the elimination of approximately four percent of the Company’s global workforce. In addition to the actions taken in the third quarter of 2009, the Company eliminated certain positions during the first and second quarters of 2009 related to eliminating approximately six percent of its workforce at the beginning of the year, as well as consolidating certain functions in its shared services center in Beijing, China. As a result of the actions taken in 2009, the Company recorded restructuring charges of $15.9 million during 2009, primarily related to severance and other employee termination benefits.

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

The majority of the remaining severance-related cash expenditures at December 31, 2010 are expected to be paid through the second quarter of 2011. The balance also includes approximately $0.7 million related to vacant facilities which will be paid out over the next two years unless the facility is subleased or disposed of earlier.

In February 2011, the Company’s management committed to a restructuring plan designed to align various organizations under its new executive leadership and to reallocate resources to more strategic growth areas of the business. The restructuring plan will result in the elimination of approximately 2% of its global workforce with most of the reductions taking effect immediately, enabling the hiring of new positions to better align with the execution of the Company’s strategic initiatives. The Company currently expects to record restructuring charges and make cash expenditures between approximately $3.0 million and $4.0 million in the first quarter of 2011 resulting from this action, primarily related to severance and other employee termination benefits. Additional charges of approximately $1.6 million related to the consolidation of its Colorado development facilities will be recorded in the second quarter of 2011 upon vacating the existing site.

5. Investments and Fair Value Measurements:

The Company had cash and cash equivalents of $324.2 million and $331.1 million at December 31, 2010 and December 31, 2009, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At December 31, 2010, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows: (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2010:
Investments—Short-term:
U.S. government securities	$101,236	$60	$(5)	$101,291
Corporate debt securities	68,833	43	(13)	68,863
Corporate preferred equity securities	—	—	—	—

Total investments – short-term	$170,069	$103	$(18)	$170,154

Investments—Long-term:
U.S. government securities	$20,202	$25	$(29)	$20,199
State and local governments	529	—	—	529
Corporate debt securities	20,584	22	(17)	20,588

Total investments – long-term	$41,315	$47	$(46)	$41,316

Balances at December 31, 2009:
Investments—Short-term:
U.S. government securities	$64,151	$12	$(8)	$64,155
Corporate debt securities	19,569	7	(7)	19,569
Corporate preferred equity securities	48,698	22	(8,758)	39,962

Total investments – short-term	$132,418	$41	$(8,773)	$123,686

Investments—Long-term:
U.S. government securities	$5,003	$64	$—	$5,067
Corporate debt securities	7,592	34	(6)	7,620

Total investments – long-term	$12,595	$98	$(6)	$12,687

As of December 31, 2010, the Company’s total cash and cash equivalents and investments held in the United States totaled $193.8 million with the remaining $341.9 million held by various foreign subsidiaries outside of the United States.

U.S. Government Securities

The Company’s U.S. government securities are comprised of direct U.S. Treasury obligations and other U.S. government agency instruments, including mortgage backed securities which are guaranteed by the U.S. government. To ensure that the Company’s investment portfolio is sufficiently diversified, its investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

Corporate Debt Securities

The Company’s corporate debt securities are comprised of publicly-traded domestic and foreign corporate debt securities. The Company does not purchase auction rate securities, and cash investments are in instruments that meet high quality credit rating standards, as specified in the Company’s investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issuer or type of instrument.

Corporate Preferred Equity Securities

The Company’s corporate preferred equity securities were primarily comprised of investment-grade, non-convertible utility preferred stocks that were generally rated the equivalent of BBB or better by at least one of the major credit rating agencies. These corporate preferred equity securities were purchased as part of a capital gains capture program. This program also permitted the purchase of put options on U.S. Treasury bond futures as an interest rate hedge. The Company changed its strategy with respect to its capital gains capture program and fully liquidated these investments at a loss during 2010.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and are written down to their estimated net realizable value when indications exist that these investments have been impaired. These investments are recorded in “Other assets” in the Company’s consolidated balance sheets and the balances were $2.5 million and $2.2 million as of December 31, 2010 and 2009, respectively.

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those securities that are categorized as cash equivalents, with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2010:
US government securities	$47,222	$(37)	$—	$—	$47,222	$(37)
State and local governments	695	—	—	—	695	—
Corporate debt securities	54,615	(38)	1,058	(1)	55,673	(39)
Corporate preferred equity securities	—	—	—	—	—	—

Total investments	$102,532	$(75)	$1,058	$(1)	$103,590	$(76)

December 31, 2009:
US government securities	$17,910	$(8)	$—	$—	$17,910	$(8)
State and local governments	1,528	(1)	—	—	1,528	(1)
Corporate debt securities	31,489	(14)	—	—	31,489	(14)
Corporate preferred equity securities	38,823	(8,758)	—	—	38,823	(8,758)

Total investments	$89,750	$(8,781)	$—	$—	$89,750	$(8,781)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the year ended December 31, 2010, as a result of its change in strategy with respect to its capital gains program, the Company determined that certain corporate preferred equity securities were other-than temporarily impaired, which resulted in a write-down of approximately $6.5 million. The Company concluded that the impairment was other-than temporary based upon the Company’s decision to liquidate the securities in a relatively short period of time and an assessment of the individual holdings. The Company fully liquidated these investments during 2010 at an actual loss of $5.7 million from their original cost, resulting in a realized gain of $0.8 million on the new cost basis of these investments. As of December 31, 2010, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired. There were no such impairments during 2009.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.

As of December 31, 2010, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (55%), corporate bonds (19%), commercial paper (24%), and money market funds (2%). Included in available-for-sale securities is approximately $141.3 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The Company used to invest in non-fixed income available-for-sale securities which represented preferred equity securities which were part of a capital gains capture program that generated capital gains to offset capital losses. During 2010, the Company changed its strategy with respect to its capital gains capture program and fully liquidated these investments at a loss during 2010.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at December 31, 2010 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$352,764	$8,005	$344,759
Foreign currency forward contracts (b)	$5,657	—	$5,657
Liabilities:
Foreign currency forward contracts (c)	$4,998	—	$4,998

(a)	Included in cash and cash equivalents and short and long-term investments on the Company’s consolidated balance sheets.
(b)	Included in short term derivative asset on the Company’s consolidated balance sheets.
(c)	Included in short term derivative liability on the Company’s consolidated balance sheets.

6. Business Risks and Credit Concentration:

The Company sells products and services which serve the communications equipment market globally. Substantially all of the Company’s revenues are derived from sales of its products and their related services. A substantial majority of our revenue is from value-added resellers, distributors and service providers. In 2010 and 2009, one channel partner, Scansource Communications, accounted for more than 10% of our total net revenues. No one channel partner accounted for more than 10% of our total net revenues in 2008. Any factors adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance. In particular, economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which the Company operates. As its business has grown, the Company has become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for its products, longer sales cycles, the deferral or delay of purchase commitments for its products and increased competition. These factors have adversely impacted the Company’s operating results in prior periods, including most recently in the fiscal year ended December 31, 2009. Despite some recent signs of stabilization and the Company’s growth in revenues in 2010, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis continue to create uncertainty and unpredictability which cause the Company to continue to be cautious about its future outlook. A global economic downturn would negatively impact technology spending for the Company’s products and services and could materially adversely affect its business, operating results and financial condition.

The Company subcontracts the manufacturing of most of its products to Celestica, Askey, Flextronics and VTech. These companies are all third-party electronic manufacturing service providers. The Company uses Celestica’s facilities in Thailand and China, Flextronics in Mexico, and Askey and VTech in China. Should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or other similar events, or economic or political difficulties in any of these countries or in Asia or for any other reason, such disruption would harm its business and results of operations. Also, as Celestica, Askey, Flextronics and VTech are currently the primary source manufacturers of these products, and if these companies experience interruptions in operations or otherwise suffer from capacity constraints, the Company would experience a delay in shipping these products which would have an immediate negative impact on its revenues. As a result, the Company may not be able to meet demand for its products, which could negatively affect revenues in the quarter of the disruption and harm its reputation. In addition, operating in the international environment exposes the Company to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm its business and results of operations.

The Company’s cash, cash equivalents and investments are maintained with a limited number of investment management companies and commercial banks and their international affiliates, and are invested in the form of demand deposit accounts, time deposits, savings accounts, money market accounts, corporate debt securities, government securities and municipal securities. Deposits in any one financial institution may exceed the amount of insurance provided on such deposits and not all deposits and investments are covered by insurance.

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The expansion of Polycom’s product offerings may increase the Company’s credit risk as customers place larger orders for initial stocking orders. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2010 and 2009, no single customer accounted for more than 10% of gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

7. Commitments and Contingencies:

Litigation and Settlement Agreements:

During 2010, the Company recorded $1.2 million of Litigation reserves and payments in the Consolidated Statements of Operations related to the settlement of a legal matter during the period.

During 2009, the Company recorded a $0.7 million of Litigation reserves and payments in the Consolidated Statements of Operations related to a legal matter which has subsequently been settled.

From time to time, the Company is involved in other claims and legal proceedings that arise in the ordinary course of business. The Company expects that the number and significance of these matters will increase as business expands. In particular, the Company expects to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of products overlap. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, liquidity and results of operations for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Standby Letters of Credit:

The Company has standby letters of credit totaling approximately $2.1 million at December 31, 2010.

License Agreements:

The Company enters into various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2011 and 2021. As of December 31, 2010, the following future minimum lease payments, net of estimated sublease income are due under the current lease obligations. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2010 (in thousands):

	Gross Minimum Lease Payments	Estimated Sublease Receipts	Net Minimum Lease Payments
Year ending December 31,
2011	$19,952	$(101)	$19,851
2012	18,017	(47)	17,970
2013	11,793	—	11,793
2014	9,900	—	9,900
2015	7,422	—	7,422
Thereafter	15,861	—	15,861

Total payments	$82,945	$(148)	$82,797

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $23.3 million, $21.0 million and $24.3 million, respectively. The short-term deferred lease obligation included in other accrued liabilities was $1.8 million and $1.0 million as of December 31, 2010 and 2009, respectively. The long- term deferred lease obligation included in other long-term liabilities was $4.8 million and $5.6 million as of December 31, 2010 and 2009, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or when any of these leases expire, the Company may incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs cannot be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company. However, the Company does not believe that these costs would be significant.

8. Foreign Currency Derivatives:

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2010 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	42,729	$57,166	Buy	6,241	$8,922	Buy
Euro	46,146	$61,410	Sell	17,575	$25,124	Sell
British Pound	14,484	$22,657	Buy	5,185	$8,243	Buy
British Pound	16,406	$25,678	Sell	6,208	$9,869	Sell
Israeli Shekel	11,672	$3,180	Buy	12,984	$3,414	Buy
Israeli Shekel	22,934	$6,439	Sell	—	—	—

The following table shows the effect of the Company’s non-designated hedges in the consolidated statement of operations for the twelve months ended December 31, 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Interest and other income (expense), net	$1,444

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

To receive hedge accounting treatment, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in cumulative other comprehensive income (loss) until they are reclassified to revenue, cost of goods sold or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded to interest and other income (expense), net over the life of the contract together with any ineffective portion of the hedge.

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the consolidated statements of operations for the twelve months ended December 31, 2010 and 2009 (in thousands):

	Year Ended December 31, 2010
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$4,046	Product revenues	$6,223	Interest and other income (expense), net	$70
Foreign exchange contracts		Cost of revenues	(269)
Foreign exchange contracts		Sales and marketing	(1,729)
Foreign exchange contracts		Research and development	359
Foreign exchange contracts		General and administrative	(62)

Total	$4,046		$4,522		$70

	Year Ended December 31, 2009
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$(2,138)	Product revenues	$6,421	Interest and other income (expense), net	$119
Foreign exchange contracts		Cost of revenues	(927)
Foreign exchange contracts		Sales and marketing	(1,225)
Foreign exchange contracts		Research and development	(2,115)
Foreign exchange contracts		General and administrative	(1,052)

Total	$(2,138)		$1,102		$119

(a)	For the year ended December 31, 2010, no gain/loss was recorded for the ineffective portion and a $0.1 million gain was recorded for the excluded time value portion of the hedge. For the year ended December 31, 2009, a $0.3 million loss was recorded for the excluded time value portion and a $0.4 million gain was recorded for the ineffective portion of the hedge.

As of December 31, 2010, the Company estimated all values reported in cumulative other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax-effected):

	Year Ended December 31,
	2010	2009
Beginning balance	$(98)	$3,567
Net gains/losses reclassified into earnings for revenue hedges	(6,223)	(6,421)
Net gains/losses reclassified into earnings for expense hedges	1,701	5,319
Net change in fair value of cash flow hedges	4,046	(2,563)

Ending balance	$(574)	$(98)

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statement of operations. For the year ended December 31, 2010, there were no net gains/losses recognized in interest and other income (expense), net relating to hedges of forecasted transactions that did not occur and for the same period in 2009, there were net gains of $0.4 million.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2010 of the outstanding cash flow hedges, all of which are carried at fair value on the balance sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	2,153	$2,864	Buy	23,837	$31,229	Buy
Euro	15,431	$20,482	Sell	74,594	$97,890	Sell
British Pound	3,856	$5,953	Buy	20,635	$31,524	Buy
British Pound	2,653	$4,166	Sell	25,226	$38,593	Sell
Israeli Shekel	22,111	$6,129	Buy	60,970	$16,453	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of December 31, 2010. See Note 5 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the consolidated financial statements on a recurring basis. The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the consolidated balance sheets as of December 31, 2010 and 2009 (in thousands):

	December 31, 2010		December 31, 2009
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$3,025	$2,632	$2,413	$1,763
Derivative liabilities (b):
Foreign exchange contracts	$3,503	$1,495	$2,519	$3,321

(a)	All derivative assets are recorded as prepaid and other current assets in the consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the consolidated balance sheets.

9. Stockholders’ Equity:

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

Stock Option Exchange Program:

On August 21, 2009, the Company completed a one-time stock option exchange program, which was approved by its stockholders in May 2009, pursuant to which eligible employees were able to exchange certain outstanding options, whether vested or unvested, for new restricted stock units. Eligible employees were able to exchange all of their eligible outstanding options with an exercise price greater than $28.94 per share under certain stock plans that were granted on or before July 27, 2008. A total of 2,340,994 options, ranging in exercise price from $30.19 to $50.13 were exchanged. All surrendered options were cancelled, and immediately thereafter, the Company issued a total of 445,007 restricted stock units. The first 50% of restricted stock units vested on the one-year anniversary of the new restricted stock unit grant date which was August 21, 2010 and the remaining 50% of the shares will vest on the second anniversary of the new restricted stock unit grant date, subject to the employee’s continued employment with the Company through the relevant dates. The exchange was considered to be a modification to the original equity award. In addition to continuing to amortize the remaining stock compensation associated with the exchanged options, the exchange resulted in an incremental $1.4 million in stock compensation expense, which is expensed over the two-year service period of the restricted stock units.

Performance Shares and Restricted Stock Units:

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units under the 2004 Plan to officers and to certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. Such awards will be earned only if performance targets over the performance periods established by or under the direction of the Compensation Committee are met. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. Restricted stock units are time-based awards that generally vest over a period of one to three years from the date of grant.

For 2009 and 2010, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. Such awards will be earned only if performance targets over the performance periods established by or under the direction of the Compensation Committee are met. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

During 2009, the Company also granted 125,000 target performance shares to an executive, at a fair value of $23.59 per share, which were subject to the fulfillment by the Company of certain pre-defined market share performance criteria and additionally, for a portion of the awards, the attainment of pre-defined revenue targets, over multiple performance periods. On June 9, 2010, the independent members of the board of directors approved amendments to these equity awards for the remaining performance periods that commence on or after July 1, 2010. For the remaining performance periods, the performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of the award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. As a result of these amendments, an incremental stock compensation expense totaling $3.4 million is prospectively recognized using graded vesting method over the remaining requisite service period.

During 2010, the Company granted 94,500 performance shares at a weighted average fair value of $22.74 per share, which is based on the closing market price of the Company’s common stock on the date of the award. The performance shares contain a performance condition based on attaining pre-defined gross margin dollar goals for calendar 2010. During the year ended December 31, 2010, approximately 50,500 of these performance shares had been forfeited. Based on the Company’s actual performance in 2010 compared to the target performance criteria, approximately 108% of the remaining outstanding shares or 47,520 performance shares will be delivered upon vesting in 2011.

The Company also granted restricted stock units during the year ended December 31, 2010 and 2009. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method.

During 2010 and 2009, the Company granted non-employee directors annual awards of restricted stock units. The awards vest quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

Activity under the above plans for the year ended December 31, 2010 was as follows:

	Shares Available for Grant (1)	Outstanding Options			Aggregate Intrinsic Value (in thousands)
		Number of Shares	Weighted Avg Exercise Price	Weighted Avg Contractual Term (Years)
Balances, December 31, 2009	9,248,192	4,917,127	$23.04
Issued vested goal shares for achievement on 2009 performance shares	(52,752)	—	—
Options granted	—	—	—
Performance shares granted	(1,101,149)	—	—
Performance shares forfeited	482,126	—	—
Restricted stock units granted	(2,774,843)	—	—
Restricted stock units forfeited	708,950	—	—
Options exercised	—	(2,657,265)	$19.64
Options forfeited	443,790	(443,790)	$36.35
Options expired	(6,172)	—	—

Balances, December 31, 2010	6,948,142	1,816,072	$24.77

Options vested and expected to vest as of December 31, 2010 (2)	—	1,797,859	$24.77	2.27	$25,553

(1)	Based on the amendment to the 2004 Plan, approved by the stockholders in 2009, all full value awards will adjust the shares available for grant by 1.5 shares for every one share subject to such award and effective for all award activities on or after May 27, 2009. Awards granted under the option exchange program were excluded from this treatment and were accounted for on a 1-for-1 basis.
(2)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $31.7 million, $7.4 million and $14.4 million, respectively.

As of December 31, 2010, 2009 and 2008, 1,652,775, 4,336,332 and 6,488,150 outstanding options were exercisable at a weighted average exercise price of $24.63, $22.36 and $23.56, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2010 are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$7.81-$16.38	146,606	1.77	$15.35	146,606		$15.35
$16.80-$16.80	252,752	1.58	$16.80	252,752		$16.80
$16.81-$19.00	250,394	1.50	$18.28	250,022		$18.28
$19.26-$22.89	224,952	1.37	$21.92	224,913		$21.92
$23.34-$27.25	338,179	4.37	$25.31	199,831		$25.67
$27.98-$33.30	174,255	3.04	$32.06	162,737		$31.98
$34.19-$34.19	200,041	0.78	$34.19	198,791		$34.19
$34.84-$34.84	215,693	3.00	$34.84	204,111		$34.84
$35.71-$35.71	10,200	0.98	$35.71	10,200		$35.71
$36.53-$36.53	3,000	3.23	$36.53	2,812		$36.53

	1,816,072	2.30	$24.77	1,652,775	2.08	$24.63

The Company did not grant any stock options during the year ended December 31, 2010. The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2010 was $25.8 million and $23.7 million, respectively.

As of December 31, 2010, total compensation cost related to nonvested stock options not yet recognized was $2.7 million, which is expected to be recognized over the next 1.1 years on a weighted-average basis.

The following information summarizes the changes in unvested performance shares and restricted stock units and non-employee director restricted stock units for 2010:

	Number of Shares	Weighted Avg Grant Date Fair Value
Unvested shares at December 31, 2009	2,965,419	$17.93
Performance shares granted(1)	769,267	$31.58
Restricted stock units granted	1,849,895	$26.66
Performance shares vested and issued	(348,287)	$25.29
Restricted stock units vested and issued	(1,365,977)	$17.37
Performance shares forfeited	(333,917)	$23.37
Restricted stock units forfeited	(472,633)	$18.34

Unvested shares at December 31, 2010	3,063,767	$24.10

(1)	Includes 35,168 of additional shares resulting from overachievement on 2009 performance shares.

As of December 31, 2010, there was $45.0 million of total unrecognized compensation cost related to unvested shares which is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested in 2010, 2009 and 2008 was $32.5 million, $15.7 million and $8.2 million, respectively.

Employee Stock Purchase Plan:

Under the Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during six month offering periods with purchase dates at the end of each offering period (each January and July). The Company has reserved 7,500,000 shares of common stock for issuance under the plan. Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than 5,000 shares per offering or $25,000 worth of common stock in any one calendar year. During 2010, 2009 and 2008, 656,145, 898,464 and 575,603 shares were purchased at average per share prices of $19.31, $12.00 and $20.77, respectively. At December 31, 2010, there were 2,087,360 shares available to be issued under this plan.

Valuation and Expense Information

The following table summarizes stock-based compensation expense recorded and its allocation within the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cost of sales—product	$2,588	$1,886	$2,378
Cost of sales—service	3,940	2,829	3,176

Stock-based compensation expense included in cost of sales	6,528	4,715	5,554

Sales and marketing	26,586	10,525	11,197
Research and development	10,266	7,650	9,843
General and administrative	12,797	7,468	8,048

Stock-based compensation expense included in operating expenses	49,649	25,643	29,088

Stock-based compensation expense related to employee equity awards and employee stock purchases	56,177	30,358	34,642
Tax benefit	9,486	7,945	7,760

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$46,691	$22,413	$26,882

Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level. The Company elected not to capitalize any stock-based compensation during the years ended December 31, 2010, 2009 and 2008 due to these amounts being immaterial.

Valuation Assumptions:

The Company did not grant any stock options during the fiscal year ended December 31, 2010. During the fiscal years ended December 31, 2009 and 2008, the Company granted 100,000 and 228,195 stock options, respectively. The weighted-average estimated fair value of employee stock options granted during the years ended December 31, 2009 and 2008 was $8.30 per share and $8.03 per share, respectively. The fair values of these options were estimated on the date of grant using the Black-Scholes option valuation model for the years ended December 31, 2009 and 2008 using the following assumptions:

	Stock Options
	2009	2008
Expected volatility	42.24%	40.32%
Risk-free interest rate	1.96%	2.37%
Expected dividends	0.0%	0.0%
Expected life (yrs)	4.01	3.93

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the years ended December 31, 2010, 2009 and 2008 was $6.84 per share $5.17 per share and $6.77 per share, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach with the following weighted-average assumptions:

	2010	2009	2008
Expected volatility	38.23%	51.69%	43.97%
Risk-free interest rate	0.19%	0.35%	2.01%
Expected dividends	0.0%	0.0%	0.0%
Expected life (yrs)	0.50	0.49	0.50

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

Share Repurchase Program:

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the years ended December 31, 2010 and 2009, the Company purchased 2.4 million shares and 1.6 million shares, respectively, of common stock in the open market for cash of $69.2 million and $32.8 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of December 31, 2010, the Company was authorized to purchase up to an additional $118.0 million of shares in the open market under the current share repurchase plan.

Preferred Stock:

During 2010, the Company’s one outstanding share of preferred stock was exchanged and cancelled. As such, there was no outstanding preferred stock as of December 31, 2010.

Comprehensive Income:

The components of comprehensive income, net of tax, included as a component of Stockholder’s Equity are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Net income	$68,409	$49,879	$75,696
Change in unrealized gain/(loss) on investments	5,688	(2,785)	(1,455)
Change in cumulative translation adjustment	(3,138)	805	(1,591)
Change in unrealized (loss) gain on hedging securities	(476)	(3,665)	3,569

Comprehensive income	$70,483	$44,234	$76,219

The activity in cumulative other comprehensive income, net of tax, is summarized below (in thousands):

	Year ended December 31,
	2010	2009	2008
Beginning balance	$(962)	$4,683	$4,160
Net unrealized gain/(loss) on investments	5,688	(2,785)	(1,455)
Cumulative translation adjustment	(3,138)	805	(1,591)
Net unrealized gain/(loss) on hedging securities	(476)	(3,665)	3,569

Ending balance	$1,112	$(962)	$4,683

10. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, the lesser of 60% of their eligible compensation or $16,500 in 2010, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For the 2010, 2009 and 2008 fiscal years, the maximum Company cash match was $2,000 per participating employee per year. The Polycom 401(k) Plan provides that employees who are projected to be age 50 or older by the end of each year and have elected to contribute to the Polycom 401(k) Plan may also make a catch-up contribution of up to $5,500.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $2.4 million $2.0 million and $2.1 million in 2010, 2009 and 2008 respectively.

11. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2010	2009	2008
Current
U. S. Federal	$12,995	$8,034	$6,249
Foreign	3,422	4,475	6,201
State and local	3,055	3,460	3,847

Total current	19,472	15,969	16,297

Deferred
U. S. Federal	(6,706)	2,532	7,312
Foreign	1,302	(332)	(1,063)
State and local	(180)	(492)	(696)

Total deferred	(5,584)	1,708	5,553

Income tax expense	$13,888	$17,677	$21,850

The sources of income before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
United States	$40,291	$28,490	$49,895
Foreign	42,006	39,066	47,651

Income before provision for income taxes	$82,297	$67,556	$97,546

The Company’s tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Federal tax at statutory rate	$28,804	$23,645	$34,141
State taxes, net of federal benefit	2,379	2,179	1,859
Non-deductible share based compensation	1,371	1,190	1,601
Foreign income at tax rates different than U.S. rates	(11,736)	(6,051)	(11,777)
Changes in reserves for uncertain tax positions	(5,295)	(2,903)	(4,249)
Research and development tax credit	(1,876)	(656)	(1,339)
Other	241	273	1,614

Tax provision	$13,888	$17,677	$21,850

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2010	2009
Property and equipment, net, principally due to differences in depreciation	$3,242	$2,965
Capitalized research and development costs	729	2,807
Inventory	5,487	3,197
Restructuring reserves	892	1,254
Deferred revenue	7,901	8,023
Other reserves	10,808	11,174
Share-based compensation	15,052	16,281
Net operating and capital loss carryforwards	8,852	4,769
Tax credit carryforwards	7,476	7,963
Investments	1,468	4,167

Deferred tax asset	61,907	62,600
Acquired intangibles	(9,779)	(16,163)

Net deferred tax asset	$52,128	$46,437
Valuation allowance	(3,440)	(1,381)

Net deferred tax asset, net of valuation allowance	$48,688	$45,056

As of December 31, 2010, the Company had approximately $3.1 million of tax effected non-U.S. net operating losses, $5.8 million in tax effected U.S. capital loss carryforwards and $7.4 million in tax effected U.S. tax credit carryovers. The capital and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2011 and 2019, respectively. The Company expects to fully utilize these assets before they expire. Included in the net deferred tax asset balance is a $3.4 million valuation allowance recorded primarily related to net operating losses generated in Denmark which are currently not realizable.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2010, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $197.5 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $10.4 million, $0.1 million and $4.0 million for the twelve months ended December 31, 2010, 2009 and 2008, respectively.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the Company is eligible for significant tax rate reductions following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The tax rate reduction is currently effective through 2014 and the Company expects to reapply for subsequent periods after expiration. The Company realized tax savings of $0.3 million in 2010 and $0.9 million in 2009. There were no savings in 2008 due to net local statutory losses. The tax holiday in Israel does not have a material impact on earnings per share. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959.

In addition, beginning in 2008, the Company’s subsidiary in China was granted High-New Technology Enterprise (“HNTE”) Recognition under which the Company’s tax rate is reduced from 25% to 15%. The tax savings realized were $0.4 million in 2010, $0.6 million in 2009 and $0.1 million in 2008. Also in 2008, the Company’s subsidiary in Thailand was granted Regional Headquarters Status (“RHS”) and the tax rate was reduced from 30% to 10%. The associated tax savings was $0.6 million in 2010 and $0.3 million for both 2009 and 2008. The beneficial tax status for both China and Thailand will remain in effect as long as the Company meets the statutory requirements for qualification. The tax holidays in China and Thailand do not have a material impact on earnings per share.

The Company is also subject to the periodic examination of its income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities, and in some cases the Company has received additional tax assessments. Currently, certain tax years are under audit by the relevant tax authorities, including an examination of the Company’s U.S. federal tax returns for the calendar years 2006 and 2007 and a limited review of its U.S. federal tax returns for calendar years 2008 and 2009. The Company anticipates that the IRS audit of 2006 and 2007 and the limited review of 2008 and 2009 will be concluded in the next twelve months.

In 2010, the California Franchise Tax Board completed its audit of the 2005 and 2006 tax years. The audit resulted in a payment of $0.8 million. Certain other audit issues were also settled during the year resulting in the release of accrued taxes of $1.5 million. Additionally, $3.4 million in tax reserves related to the cost sharing of stock based compensation were released as an adjustment to stockholders’ equity and $0.7 million in tax reserves were released due to changes in foreign exchange rates during the year.

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated:

	December 31,
	2010	2009	2008
Beginning balance	$44,365	$55,852	$58,911
Additions based on tax positions taken during a prior period	291	—	831
Reductions based on tax positions taken during a prior period	(4,134)	(14)	—
Additions based on tax positions taken during the current period	727	377	476
Reductions related to settlement of tax matters	(2,266)	—	—
Reductions related to a lapse of applicable statute of limitations	(2,060)	(11,850)	(4,366)

Ending balance	$36,923	$44,365	$55,852

Included in the balance as of December 31, 2010 is $36.9 million of unrecognized tax benefits which would affect income tax expense if recognized.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2010 and 2009, respectively, the Company had approximately $2.5 million and $3.5 million of accrued interest and penalties related to uncertain tax positions.

By the end of 2011, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations or the resolutions of ongoing audits in various jurisdictions. The Company anticipates that the reduction in 2011 will approximate $7.6 million and the reserve releases would be recorded as adjustments to tax expense in the period released.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2000. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2004 except Hong Kong and Singapore which have been concluded for years through 2003; Germany and Switzerland which have been concluded for years through 2005; France and Israel which have been concluded for years through 2007; and the United Kingdom which has been concluded for years through 2008.

12. Business Segment Information:

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. Historically, the Company organized its offerings along three product categories: Video Communications Solutions, Voice Communication Solutions and Services, which were also considered its operating segments for reporting purposes. Beginning in the fourth quarter of 2010, the Company’s management reorganized the management and allocation of resources from product based to geographic based which resulted in the revision to its operating segments to Americas, Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance. As a result of this change in presentation, the revenue and operating results for the prior periods have been revised to conform to the current period presentation. This change in segment reporting had no impact on the Company’s consolidated balance sheets, income statements, cash flows or changes in shareholders’ equity for any periods.

Segment Revenue and Profit

Segment revenues are attributed to a theater based on the ordering location of the customer. A significant portion of each segment’s expenses arise from shared services and infrastructure that Polycom has historically allocated to the segments in order to realize economies of scale and to use resources efficiently. These expenses include information technology services, facilities and other infrastructure costs.

Segment Data

The results of the reportable segments are derived directly from Polycom’s management reporting system. The results are based on Polycom’s method of internal reporting and are not reported in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution margin as defined below.

Asset data, with the exception of gross accounts receivable, is not reviewed by management at the segment level.

Financial information for each reportable geographical segment as of and for the fiscal years ended December 31, 2010, 2009 and 2008, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in thousands) :

	Americas	EMEA	APAC	Total
2010:
Revenue*	$656,432	$302,118	$259,939	$1,218,489
% of total revenue	54%	25%	21%	100%
Contribution margin	261,625	108,296	118,744	488,665
% of segment revenue	40%	36%	46%	40%
Gross accounts receivable	83,350	60,622	44,920	188,892
% of total gross accounts receivable	44%	32%	24%	100%

2009:
Revenue*	$536,682	$240,226	$190,076	$966,984
% of total revenue	55%	25%	20%	100%
Contribution margin	216,739	90,143	88,567	395,449
% of segment revenue	40%	38%	47%	41%
Gross accounts receivable	70,173	53,731	40,606	164,510
% of total gross accounts receivable	43%	33%	24%	100%

2008:
Revenue*	$605,124	$281,089	$183,107	$1,069,320
% of total revenue	57%	26%	17%	100%
Contribution margin	254,922	115,716	83,744	454,382
% of segment revenue	42%	41%	46%	42%
Gross accounts receivable	72,139	54,641	31,450	158,230
% of total gross accounts receivable	46%	34%	20%	100%

*	Net revenues in the United States were $568.7 million, $460.6 and $512.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. No individual country outside the United States accounted for more than 10% of the Company’s revenues in 2010, 2009 or 2008.

Segment contribution margin includes all geographic segment revenues less the related cost of sales, direct sales and marketing expenses. Management allocates some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing expenses, research and development expense, general and administrative costs, such as legal and accounting, stock-based compensation costs, acquisition-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, litigation reserves and payments, restructuring costs and interest and other income (expense), net.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Segment contribution margin	$488,665	$395,449	$454,382
Corporate and unallocated costs	(309,450)	(258,776)	(285,501)
Stock-based compensation	(56,177)	(30,358)	(34,642)
Effect of stock-based compensation cost on warranty expense	(467)	(400)	(442)
Acquisition related-costs	—	—	(162)
Officer severance & CEO transition related costs	(4,134)	(369)	—
Amortization of purchased intangibles	(18,994)	(19,268)	(20,798)
Restructure costs	(8,139)	(15,935)	(10,316)
Litigation reserves and payments	(1,235)	(700)	(7,401)
Losses on investments, net	(5,324)	—	—
Interest income (expense), net	(166)	731	7,938
Other expense, net	(2,282)	(2,818)	(5,512)

Total income before provision for income taxes	$82,297	$67,556	$97,546

	Year Ended December 31,
	2010	2009	2008
Gross accounts receivables	$188,892	$164,510	$158,230
Returns and related reserves	(32,541)	(28,174)	(28,445)
Allowance for doubtful accounts	(1,844)	(3,523)	(3,288)

Total trade receivables, net	$154,507	$132,813	$126,497

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Year ended December 31,
	2010	2009	2008
Net Revenues:
UC group systems	$795,808	$621,910	$688,957
UC personal devices	239,065	200,794	255,074
Network infrastructure	183,616	144,280	125,289

Total	$1,218,489	$966,984	$1,069,320

During 2010 and 2009, one customer from the Americas segment accounted for more than 10% of the Company’s revenues. No one customer accounted for more than 10% of the Company’s revenues in 2008.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2010	2009
United States	$72,568	$57,805
EMEA	18,592	12,918
APAC	15,370	8,666
Other	3,791	1,863

Total	$110,321	$81,252

Certain reclassifications have been made to amounts for prior year to conform to current year’s presentation. No one country outside of the United States has more than 10% of total net fixed assets as of December 31, 2010 and 2009.

13. Net Income Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts):

	Year ended December 31,
	2010	2009	2008
Numerator—basic and diluted net income per share:
Net income	$68,409	$49,879	$75,696

Denominator—basic net income per share:
Weighted average common stock outstanding	85,331	84,000	85,616

Total shares used in calculation of basic net income per share	85,331	84,000	85,616

Basic net income per share	$0.80	$0.59	$0.88

Denominator—diluted net income per share:
Denominator—shares used in calculation of basic net income per share	85,331	84,000	85,616
Effect of dilutive securities:
Common stock options and performance shares	2,854	1,559	1,630

Total shares used in calculation of diluted net income per share	88,185	85,559	87,246

Diluted net income per share	$0.78	$0.58	$0.87

In 2010, 2009 and 2008, approximately 782,695, 4,183,896 and 5,024,817, respectively, relating to potentially dilutive securities, primarily from stock options, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2009				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$225,410	$230,691	$243,019	$267,864	$276,154	$294,635	$308,069	$339,631
Gross profit	$126,934	$130,617	$138,222	$153,203	$159,319	$170,901	$182,785	$202,945
Net income	$8,025	$15,325	$13,706	$12,823	$5,411	$12,604	$17,268	$33,126
Basic net income per share	$0.10	$0.18	$0.16	$0.15	$0.06	$0.15	$0.20	$0.38
Diluted net income per share	$0.10	$0.18	$0.16	$0.15	$0.06	$0.14	$0.20	$0.37

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2010
Allowance for doubtful accounts	$3,523	$0	$(1,679)	$1,844
Sales returns and allowances	$26,058	$60,288	$(58,389)	$27,957
Income tax valuation allowance	$1,381	$2,059	$—	$3,440
Year ended December 31, 2009
Allowance for doubtful accounts	$3,288	$247	$(12)	$3,523
Sales returns and allowances	$28,292	$54,934	$(57,168)	$26,058
Income tax valuation allowance	$1,064	$513	$(196)	$1,381
Year ended December 31, 2008
Allowance for doubtful accounts	$2,398	$1,665	$(775)	$3,288
Sales returns and allowances	$26,526	$62,895	$(61,129)	$28,292
Income tax valuation allowance	$—	$1,064	$—	$1,064

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 18, 2003).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective June 9, 2010 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 15, 2010).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996.

10.1*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.2*	The Registrant’s 1996 Stock Incentive Plan, as amended (which is incorporated herein by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2009).

10.3*	The Registrant’s Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-126819, filed with the Commission on July 22, 2005).

10.4*	Voyant Technologies, Inc. 2000 Equity Incentive Plan (which is incorporated by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8, Registration No. 333-112025, filed with the Commission on January 20, 2004).

10.5	Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.6	Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.7*	PictureTel Corporation 1998 Acquisition Stock Option Plan and form of Non-Statutory Stock Option (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-72544) filed with the Commission on October 31, 2001).

10.8*	Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.9*	Atlanta Signal Processors, Incorporated 1997 Incentive Stock Plan and forms of Stock Option Grant, Exercise Agreement and Employee Shareholder Agreement (which are incorporated herein by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-76312) filed with the Commission on January 4, 2002).

10.10*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

Exhibit No.	Description
10.11*	Polycom, Inc. 2004 Equity Incentive Plan (May 27, 2010 Restatement) (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2010).

10.12*	Form of Non-employee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.13*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.14*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.15*	Performance Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.16*	Polycom, Inc. Management Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.17*	Form of Officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.18*	Form of Non-officer Performance Share Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.19*	Form of Performance Share Agreement for Officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.1 to the Form 8-K filed by the Registrant with the Commission on February 27, 2007).

10.20*	Form of Performance Share Agreement for Non-officers—Performance Goal (which is incorporated herein by reference to Exhibit 10.2 to the Form 8-K filed by the Registrant with the Commission on February 27, 2007).

10.21*	Form of Performance Share Agreement for Non-Officers—SpectraLink (which is incorporated herein by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by the Registrant with the Commission on May 8, 2007).

10.22*	Form of Amendment to U.S. Forms of Performance Share Agreements (which is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.23*	Form of Non-employee Director Restricted Stock Agreement (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 13, 2007).

10.24*	Form of Performance Share Agreement for Officers—Performance Goal, as amended (which is incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.25*	Form of Performance Share Agreement for Non-Officers—Performance Goal, as amended (which is incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.26*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

Exhibit No.	Description
10.27*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.28*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.29*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 11, 2008).

10.30*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

10.31*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

10.32*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

10.33*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

10.34*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.5 to the Current Report on Form 8-K filed by the Registrant with the Commission on February 26, 2009).

10.35*	Offer Letter with Andrew Miller, dated June 5, 2009 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2009).

10.36*	Severance Agreement with Sunil K. Bhalla, dated November 25, 2009 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed by the Registrant with the Commission on November 25, 2009).

10.37*	Amended Change of Control Severance Agreement with Andrew M. Miller, effective as of May 10, 2010, (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2010).

10.38*	Amended Change of Control Severance Agreement with Robert C. Hagerty (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.39*	Amended Change of Control Severance Agreement with Michael R. Kourey (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.40*	Form of Amended Change of Control Severance Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on December 22, 2008).

10.41*	Amended Severance Agreement with Robert C. Hagerty effective as of February 8, 2010 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2010).

Exhibit No.	Description
10.42*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2010).

10.43*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 19, 2010).

10.44*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2010).

10.45*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective May 10, 2010 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2010).

10.46*	Consulting Agreement with Robert C. Hagerty entered as of May 10, 2010 (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2010).

10.47*	Form of Amended and Restated Performance Share Agreement for Andrew M. Miller (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2010).

10.48*	Letter dated September 22, 2010, regarding temporary living benefits for Andrew M. Miller (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2010).

10.49*	Polycom, Inc. Executive Severance Plan Release of Claims with Geno J. Alissi dated August 11, 2010 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 2, 2010).

10.50(1)*	Offer Letter with Sudhakar Ramakrishna, dated August 31, 2010.

10.51(1)*	Letter dated February 14, 2011, regarding retention bonus for Sudhakar Ramakrishna.

10.52(1)*	Letter dated February 15, 2011, regarding temporary living benefits for Andrew M. Miller

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on pages 69 and 70 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	The following materials from Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Consolidated Balance Sheets at December 31, 2010 and December 31, 2009, (ii) Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008, and (v) Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.