Form 10-Q
period 2011-03-31
POLYCOM INC
filed 2011-04-28
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No  ☒

There were 88,235,730 shares of the Company’s Common Stock, par value $.0005, outstanding on April 21, 2011.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$362,557	$324,188
Short-term investments	140,473	170,154
Trade receivables, net of allowance for doubtful accounts of $1,912 and $1,844 at March 31, 2011 and December 31, 2010, respectively	174,526	154,507
Inventories	116,546	113,994
Deferred taxes	34,004	32,357
Prepaid expenses and other current assets	47,586	41,884

Total current assets	875,692	837,084
Property and equipment, net	112,649	110,321
Long-term investments	35,674	41,316
Goodwill	534,513	493,105
Purchased intangibles, net	39,660	26,580
Deferred taxes	11,494	18,388
Other assets	20,871	20,611

Total assets	$1,630,553	$1,547,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$96,231	$90,890
Accrued payroll and related liabilities	33,203	35,222
Deferred revenue	119,751	104,919
Other accrued liabilities	56,359	54,651

Total current liabilities	305,544	285,682
Non-current liabilities
Deferred revenue	59,553	55,292
Taxes payable	9,877	16,690
Deferred taxes	2,000	2,057
Other non-current liabilities	13,153	12,714

Total non-current liabilities	84,583	86,753

Total liabilities	390,127	372,435
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 175,000,000 shares; Issued and outstanding: 88,216,331 shares at March 31, 2011 and 86,554,946 shares at December 31, 2010	41	40
Additional paid-in capital	1,194,675	1,162,201
Cumulative other comprehensive income	115	1,112
Retained earnings	45,595	11,617

Total stockholders’ equity	1,240,426	1,174,970

Total liabilities and stockholders’ equity	$1,630,553	$1,547,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Product revenues	$285,469	$228,057
Service revenues	58,696	48,097

Total revenues	344,165	276,154

Cost of revenues:
Cost of product revenues	111,987	92,549
Cost of service revenues	26,424	24,286

Total cost of revenues	138,411	116,835

Gross profit	205,754	159,319

Operating expenses:
Sales and marketing	100,621	90,916
Research and development	44,231	33,905
General and administrative	18,429	15,982
Amortization of purchased intangibles	1,382	1,440
Restructuring costs	2,578	1,749
Acquisition-related costs	2,349	0

Total operating expenses	169,590	143,992

Operating income	36,164	15,327
Interest and other income (expense), net	(1,279)	(8,581)

Income before provision for income taxes	34,885	6,746
Provision for income taxes	907	1,335

Net income	$33,978	$5,411

Basic net income per share	$0.39	$0.06

Diluted net income per share	$0.38	$0.06

Weighted average shares outstanding for basic net income per share calculation	87,528	84,665
Weighted average shares outstanding for diluted net income per share calculation	90,300	87,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$33,978	$5,411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,512	9,243
Amortization of purchased intangibles	4,668	4,804
Provision for excess and obsolete inventories	2,490	716
Non-cash stock-based compensation	10,255	13,819
Excess tax benefits from stock-based compensation	(10,087)	(3,731)
Impairment of private company investments	500	0
Write down of investments other-than temporarily impaired	0	6,530
Loss on disposal of property and equipment	581	61
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(17,840)	(2,352)
Inventories	(4,904)	(6,783)
Deferred taxes	397	(528)
Prepaid expenses and other assets	(10,013)	(8,228)
Accounts payable	5,204	3,037
Taxes payable	2,986	1,359
Other accrued liabilities and deferred revenue	14,867	(2,674)

Net cash provided by operating activities	45,594	20,684

Cash flows from investing activities:
Purchases of property and equipment	(14,848)	(16,998)
Purchases of investments	(62,491)	(108,862)
Proceeds from sale of investments	22,956	59,724
Proceeds from maturity of investments	74,855	10,740
Cash paid in purchase acquisition, net of cash acquired	(50,041)	0

Net cash used in investing activities	(29,569)	(55,396)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	26,945	19,720
Purchase and retirement of common stock	(14,688)	(26,683)
Excess tax benefits from stock-based compensation	10,087	3,731

Net cash provided by/(used in) financing activities	22,344	(3,232)

Net increase/(decrease) in cash and cash equivalents	38,369	(37,944)
Cash and cash equivalents, beginning of period	324,188	331,098

Cash and cash equivalents, end of period	$362,557	$293,154

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2011 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2011, that are of significance or potential significance to the Company.

Business Combinations

The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments retrospectively to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period and the Company continues to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or the Company’s final determination of the tax allowance’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s consolidated statements of operations.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. BUSINESS COMBINATIONS

Accordent Technologies, Inc.

On March 21, 2011, the Company completed its acquisition of all of the outstanding shares of Accordent Technologies, Inc. (“Accordent”), a privately held video content management and delivery solutions company headquartered in El Segundo, California, pursuant to the terms of the Agreement and Plan of Merger, or Merger Agreement, dated as of March 21, 2011. The total cash consideration for Accordent was approximately $50.0 million. The Company has included the financial results of Accordent, a wholly-owned subsidiary, in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the effect of the Accordent acquisition was not material to the Company’s financial results.

The acquisition expands the Company’s offerings in the video content management and delivery market. The Accordent solution provides capture solutions for major video use cases, including delivering scalable live webcasts from the studio, providing automated rich media webcasting from the meeting or classroom, adding a streaming extension to videoconferences or enabling user-generated content from the desktop.

The total preliminary purchase price was allocated to the net tangible and intangible assets based upon their fair values as of March 21, 2011 as set forth below. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. The Company may adjust the preliminary purchase price allocation after giving consideration to final valuation reports and obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date (in thousands):

Tangible assets:
Current assets	$2,441
Property, plant and equipment	82

Total tangible assets acquired	2,523

Liabilities:
Current liabilities	(4,070)
Long-term liabilities	(528)

Total liabilities assumed	(4,598)
Fair value of net liabilities assumed	(2,075)

Intangible assets consisting of:
Core and developed technology	12,300
Customer and partner relationships	4,600
Trade name	700
Deferred tax liability	(4,850)
Goodwill	39,366

Total consideration	$50,041

Goodwill is not deductible for tax purposes. The goodwill balance is primarily attributable to expected synergies from combining Accordent’s video solutions into the Company’s product offerings. The fair value of intangible assets was calculated based on the income approach and is being amortized over 2 to 6 years. The acquisition-related costs were expensed as incurred.

4. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2010	$276,732	$91,930	$124,443	$493,105
Accordent acquisition	22,068	7,349	9,949	39,366
Foreign currency translation	—	868	1,174	2,042
Changes in fair value of assets acquired and liabilities assumed	—	—	—	—

Balance at March 31, 2011	$298,800	$100,147	$135,566	$534,513

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011			December 31, 2010
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$121,478	$(97,723)	$23,755	$109,178	$(94,507)	$14,671
Customer and partner relationships	49,225	(37,719)	11,506	44,625	(36,815)	7,810
Trade name	10,721	(6,711)	4,010	10,021	(6,439)	3,582
Other	4,862	(4,473)	389	4,862	(4,345)	517

Total	$186,286	$(146,626)	$39,660	$168,686	$(142,106)	$26,580

For both the three months ended March 31, 2011 and 2010, the Company recorded $1.4 million in amortization expense related to purchased intangibles, which is included in “Amortization of purchased intangibles” in the condensed consolidated statements of operations. The Company recorded approximately $3.3 million and $3.4 million during the three months ended March 31, 2011 and 2010, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of March 31, 2011 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2011	$13,160
2012	14,384
2013	5,770
2014	3,737
2015	1,485
Thereafter	206

Total	$38,742

Purchased intangibles include a purchased trade name intangible of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

5. RESTRUCTURING COSTS

During the three months ended March 31, 2011 and 2010, the Company recorded $2.6 million and $1.7 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to reallocate resources to more strategic growth areas of the business. The actions taken in 2011 were also related to ongoing reorganizations under the new leadership team, resulting in elimination of 51 positions worldwide and enabling the hiring of additional positions to better align with the execution of the Company’s strategic initiatives.

The following table summarizes the status of the Company’s restructure reserves (in thousands):

Total
Balance at December 31, 2010	$3,221
Additions to the reserve	2,578
Cash payments and other usage	(3,256)

Balance at March 31, 2011	$2,543

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Raw materials	$6,997	$6,405
Work in process	1,478	991
Finished goods	108,071	106,598

	$116,546	$113,994

Deferred revenues consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Short-term:
Service	$113,391	$100,446
Product	4,960	3,073
License	1,400	1,400

	$119,751	$104,919

Long-term:
Service	$51,219	$46,394
Product	109	323
License	8,225	8,575

	$59,553	$55,292

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Prepaid expenses	$30,631	$21,848
Non-trade receivables	10,870	14,317
Other current assets	6,085	5,719

	$47,586	$41,884

Other accrued liabilities consist of the following (in thousands):

	March 31, 2011	December 31, 2010
Accrued expenses	$12,601	$12,751
Accrued co-op expenses	5,521	6,104
Restructuring reserves	2,662	3,262
Warranty obligations	10,202	9,569
Derivative liability	11,089	4,998
Employee stock purchase plan withholding	3,511	7,129
Other accrued liabilities	10,773	10,838

	$56,359	$54,651

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods are as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Balance at beginning of period	$9,569	$9,447
Accruals for warranties issued during the period, net	6,340	3,835
Actual warranty claims received during the period	(5,707)	(4,221)

Balance at end of period	$10,202	$9,061

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $113.4 million and $100.4 million is short-term and is included as a component of “Deferred revenue” as of March 31, 2011 and December 31, 2010, respectively, and $51.2 million and $46.4 million is long-term and is included in “Long-term deferred revenue” as of March 31, 2011 and December 31, 2010, respectively, on the condensed consolidated balance sheets.

Changes in deferred maintenance revenue for the three months ended March 31, 2011 and 2010 are as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Balance at beginning of period	$146,840	$109,538
Additions to deferred maintenance revenue	66,968	52,048
Amortization of deferred maintenance revenue	(49,198)	(41,059)

Balance at end of period	$164,610	$120,527

The cost of providing maintenance services for the three months ended March 31, 2011 and 2010 was $25.7 million and $23.5 million, respectively.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $362.6 million and $324.2 million at March 31, 2011 and December 31, 2010, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At March 31, 2011, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2011:
Investments—Short-term:
U.S. government securities	$84,616	$53	$(1)	$84,668
Corporate debt securities	55,776	32	(3)	55,805

Total investments – short-term	$140,392	$85	$(4)	$140,473

Investments—Long-term:
U.S. government securities	$15,219	$2	$(21)	$15,200
State and local governments	1,057	2	—	1,059
Corporate debt securities	19,399	35	(19)	19,415

Total investments – long-term	$35,675	$39	$(40)	$35,674

Balances at December 31, 2010:
Investments—Short-term:
U.S. government securities	$101,236	60	$(5)	$101,291
Corporate debt securities	68,833	43	(13)	68,863

Total investments – short-term	$170,069	$103	$(18)	$170,154

Investments—Long-term:
U.S. government securities	$20,202	$25	$(29)	$20,199
State and local governments	529	—	—	529
Corporate debt securities	20,584	22	(17)	20,588

Total investments – long-term	$41,315	$47	$(46)	$41,316

As of March 31, 2011, the Company’s total cash and cash equivalents and investments held in the United States totaled $147.8 million with the remaining $390.9 million held by various foreign subsidiaries outside of the United States.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2011:
U.S. government securities	$35,737	$(23)	$—	$—	$35,737	$(23)
Corporate debt securities	19,126	(22)	—	—	19,126	(22)

Total investments	$54,863	$(45)	$—	$—	$54,863	$(45)

December 31, 2010:
U.S. government securities	$47,222	$(37)	$—	$—	$47,222	$(37)
Corporate debt securities	54,615	(38)	1,058	(1)	55,673	(39)

Total investments	$101,837	$(75)	$1,058	$(1)	$102,895	$(76)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three months ended March 31, 2011, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired. During the three months ended March 31, 2010, as a result of its change in strategy with respect to its capital gains program, the Company determined that certain corporate preferred equity securities were other-than temporarily impaired, which resulted in a write-down of approximately $6.5 million. The Company concluded that the impairment was other-than temporary based upon the Company’s decision to liquidate the securities in a relatively short period of time and an assessment of the individual holdings.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. During the three months ended March 31, 2011, the Company recorded $0.5 million of impairment charges related to its private company investments in interest and other income (expense), net in the Company’s condensed consolidated statements of operations. The Company did not record such impairment charges during the three months ended March 31, 2010. The cost of these investments at March 31, 2011 and December 31, 2010 was $2.0 million and $2.5 million, respectively and is recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds and are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three months ended March 31, 2011. The Company does not hold any investments classified as Level 3 as of March 31, 2011 and December 31, 2010.

As of March 31, 2011, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (54%), corporate bonds (19%), commercial paper (24%) and money market funds (3%). Included in available-for-sale securities is approximately $110.3 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at March 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$286,467	$7,640	$278,827
Foreign currency forward contracts (b)	$5,643	—	$5,643
Liabilities:
Foreign currency forward contracts (c)	$11,089	—	$11,089

(a)	Included in cash and cash equivalents and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in short-term derivative asset on the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative liability on the Company’s condensed consolidated balance sheets.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2011 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	29,293	$41,456	Buy	5,946	$8,037	Buy
Euro	47,893	$66,817	Sell	15,818	$21,380	Sell
British Pound	7,029	$11,175	Buy	4,959	$7,508	Buy
British Pound	10,480	$16,847	Sell	6,208	$9,400	Sell
Israeli Shekel	21,817	$6,137	Buy	13,531	$3,646	Buy
Israeli Shekel	28,669	$8,107	Sell

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		March 31, 2011	March 31, 2010
Foreign exchange contracts	Interest and other income (expense), net	$(2,017)	$1,399

Cash Flow Hedges

The Company’s foreign exchange risk management program objective is to reduce volatility in the Company’s economic value from unanticipated foreign currency fluctuations. The Company designates forward contracts as cash flow hedges of foreign currency revenues and expenses, primarily the Euro, British Pound and Israeli Shekel. All foreign exchange contracts are carried at fair value on the condensed consolidated balance sheets and the maximum duration of foreign exchange forward contracts do not exceed thirteen months. Speculation is prohibited by policy.

To receive hedge accounting treatment under ASC 815, Derivatives and Hedging, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in cumulative other comprehensive income until they are reclassified to revenue, cost of goods sold or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded to interest and other income (expense), net over the life of the contract together with any ineffective portion of the hedge.

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 (in thousands):

Three Months Ended March 31, 2011:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$(4,069)	Product revenues	$(1,183)	Interest and other income (expense), net	$(66)
		Cost of revenues	34
		Sales and marketing	557
		Research and development	91
		General and administrative	41

Total	$(4,069)		$(460)		$(66)

Three Months Ended March 31, 2010:
Foreign exchange contracts	$3,499	Product revenues	$(459)	Interest and other income (expense), net	$4
		Cost of revenues	152
		Sales and marketing	369
		Research and development	230
		General and administrative	193

Total	$3,499		$485		$4

(a)	For both the three months ended March 31, 2011 and 2010, no loss or gain was recorded for the ineffective portion. For the three months ended March 31, 2011 and 2010, the loss and gain, respectively, recorded for the excluded time value portion of the hedge was immaterial.

As of March 31, 2011, the Company estimated all values reported in cumulative other comprehensive income will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (in thousands and not tax-effected):

	Three Months Ended
	March 31, 2011	March 31, 2010
Beginning Balance	$(574)	$(98)
Net gains/losses reclassified into earnings for revenue hedges	1,183	459
Net gains/losses reclassified into earnings for expense hedges	(723)	(944)
Net change in fair value of cash flow hedges	(4,069)	3,499

Ending Balance	$(4,183)	$2,916

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the condensed consolidated statements of operations. For both the three months ended March 31, 2011 and 2010, there were no gains/losses recognized in interest and other income (expense), net relating to hedges of forecasted transactions that did not occur.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2011 of the outstanding cash flow hedges, all of which are carried at fair value on the condensed consolidated balance sheets (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	2,341	$3,239	Buy	23,770	$31,451	Buy
Euro	13,441	$18,342	Sell	80,393	$106,875	Sell
British Pound	3,606	$5,658	Buy	21,319	$33,011	Buy
British Pound	2,009	$3,179	Sell	25,262	$39,148	Sell
Israeli Shekel	15,046	$4,183	Buy	66,339	$18,169	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of March 31, 2011 and 2010. See Note 8 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	March 31, 2011	December 31, 2010	March 31, 2011	December 31 2010
Derivative assets (a):
Foreign exchange contracts	$4,061	$3,025	$1,582	$2,632
Derivative liabilities (b):
Foreign exchange contracts	$8,226	$3,503	$2,863	$1,495

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

10. STOCKHOLDER’S EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three months ended March 31, 2011, the Company did not purchase any shares of common stock in the open market. During the three months ended March 31, 2010, the Company purchased 0.9 million shares of common stock in the open market for cash of $20.0 million. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of March 31, 2011, the Company was authorized to purchase up to an additional $118.0 million of shares in the open market under the current share repurchase plan.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Net income	$33,978	$5,411
Change in unrealized gain/(loss) on investments	(2)	5,560
Change in cumulative translation adjustment	2,614	(2,834)
Change in unrealized gain/(loss) on hedging securities	(3,609)	3,014

Comprehensive income	$32,981	$11,151

11. STOCK BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three months ended March 31, 2011 and 2010 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Cost of sales – product	$642	$770
Cost of sales – service	582	1,179

Stock-based compensation expense included in cost of sales	1,224	1,949

Sales and marketing	4,824	6,291
Research and development	2,400	3,082
General and administrative	1,807	2,497

Stock-based compensation expense included in operating expenses	9,031	11,870

Stock-based compensation related to employee equity awards and employee stock purchases	10,255	13,819
Tax benefit	267	2,736

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$9,988	$11,083

Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level. No stock-based compensation was capitalized during the three months ended March 31, 2011 and 2010 due to these amounts being immaterial.

Valuation Assumptions

The Company did not grant any stock options during the three months ended March 31, 2011 and 2010. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the 2005 Employee Stock Purchase Plan during the three months ended March 31, 2011 and 2010 was $11.01 per share and $5.89 per share, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended
	March 31, 2011	March 31, 2010
Expected volatility	35.97%	37.88%
Risk-free interest rate	0.18%	0.17%
Expected dividends	0.0%	0.0%
Expected life (yrs)	0.49	0.49

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

As the stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Performance Shares and Restricted Stock Units

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units under the 2004 Equity Incentive Plan to officers, to non-employee directors and to certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. Restricted stock units are time-based awards that generally vest over a period of one to three years from the date of grant.

Commencing in 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the NASDAQ Composite Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. Prior to 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred percent (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index or Russell 2000 Index companies, as applicable, over each performance period. During the three months ended March 31, 2011 and 2010, the Company granted target performance shares of 317,997 and 401,461, respectively. The 2011 grants are evenly divided over three annual performance periods commencing with calendar 2011, at a weighted average fair value of $47.58 per share. The 2010 grants are evenly divided over three annual performance periods commencing with calendar 2010, at a weighted average fair value of $28.16 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

The Company also granted restricted stock units during the three months ended March 31, 2011 and 2010. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one or three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the three months ended March 31, 2011 and 2010, the Company granted 713,071 and 1,156,026 restricted stock units at a weighted average fair value of $45.91 and $23.26 per share, respectively.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Stock Purchase Plan

During the three months ended March 31, 2011 and 2010, 338,409 and 339,843 shares were purchased at average per share prices of $25.53 and $19.07, respectively. At March 31, 2011, there were 1,748,951 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan during the three months ended March 31, 2011 and 2010 was $1.4 million and $1.0 million, respectively.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2011	March 31, 2010
Numerator—basic and diluted net income per share:
Net income	$33,978	$5,411

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	87,528	84,665
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	605	906
Restricted common stock awards and performance shares	2,167	1,793

Total shares used in calculation of diluted net income per share	90,300	87,364

Basic net income per share	$0.39	$0.06

Diluted net income per share	$0.38	$0.06

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended March 31, 2010, approximately 1.5 million shares relating to potentially dilutive securities, primarily from stock options, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive. There were no such shares being excluded for the three months ended March 31, 2011.

13. BUSINESS SEGMENT INFORMATION

Polycom is a global leader in unified communications (“UC”) solutions and the leading provider of telepresence, video, voice, and network infrastructure solutions based on open standards. The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consist of North, Central and Latin Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance. The revenue and operating results for the prior period have been revised to conform to the current period presentation.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Financial information for each reportable geographical segment as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in thousands) :

	Americas	EMEA	APAC	Total
2011:
Revenue	$175,751	$86,077	$82,337	$344,165
% of total revenue	51%	25%	24%	100%
Contribution margin	72,234	33,064	40,598	145,896
% of segment revenue	41%	38%	49%	42%
Gross accounts receivable	88,420	63,853	55,261	207,534
% of total gross accounts receivable	43%	31%	26%	100%
2010:
Revenue	$150,130	$67,487	$58,537	$276,154
% of total revenue	54%	25%	21%	100%
Contribution margin	58,078	22,548	27,724	108,350
% of segment revenue	39%	33%	47%	39%
Gross accounts receivable	83,350	60,622	44,920	188,892
% of total gross accounts receivable	44%	32%	24%	100%

Segment contribution margin includes all geographic segment revenues less the related cost of sales and direct sales and marketing expenses. Management allocates some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing expenses, research and development expense, general and administrative costs, such as legal and accounting, stock-based compensation costs, acquisition-related costs, amortization of purchased intangible assets, restructuring costs and interest and other income (expense), net.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Segment contribution margin	$145,896	$108,350
Corporate and unallocated costs	(89,771)	(72,530)
Stock-based compensation	(10,255)	(13,819)
Effect of stock-based compensation cost on warranty expense	(111)	(121)
Acquisition-related costs	(2,349)	—
Amortization of purchased intangibles	(4,668)	(4,804)
Restructure costs	(2,578)	(1,749)
Interest and other income (expense), net	(1,279)	(8,581)

Total income before provision for income taxes	$34,885	$6,746

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	March 31, 2011	December 31, 2010
Gross accounts receivables	$207,534	$188,892
Returns and related reserves	(31,096)	(32,541)
Allowance for doubtful accounts	(1,912)	(1,844)

Total trade receivables, net	$174,526	$154,507

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Net Revenues:
UC group systems	$228,944	$177,896
UC personal devices	62,067	55,532
Network infrastructure	53,154	42,726

Total	$344,165	$276,154

During the three months ended March 31, 2011 and 2010, one customer from the Americas segment accounted for more than 10% of the Company’s revenues.

14. INCOME TAXES

The Company’s overall effective tax rate for the three months ended March 31, 2011 and 2010 was 2.6% and 19.8%, respectively, which resulted in a provision for income taxes of $0.9 million and $1.3 million, respectively. The decrease in the effective tax rate for the three months ended March 31, 2011 as compared to the same period in 2010 was primarily related to a discrete benefit recorded in the first quarter of 2011 for the release of $7.5 million in tax reserves inclusive of interest. The release of the reserves was associated with the resolution of an income tax audit for the years 2006 through 2009. In addition, for the three months ended March 31, 2011, the effective tax rate reflects the benefit of the federal research and development tax credit which was not reflected in the tax rate in the first quarter of 2010, due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2009. The tax credit was reinstated in the fourth quarter of 2010.

During the three months ended March 31, 2011 and 2010, the Company released $6.8 million and $0.7 million, respectively, in tax reserves exclusive of interest and penalties. The reserve release in the first quarter of 2011 was associated with the resolution of a multi-year tax audit, and the reserve release in the first quarter of 2010 was due to the lapse of the statutes of limitation in certain jurisdictions. In the three months ended March 31, 2011, additional reserves of $0.3 million and $0.1 million due to foreign currency fluctuation on reserves were also recorded. In the three months ended March 31, 2010, $3.4 million in tax reserves related to the cost sharing of stock based compensation were released as an adjustment to stockholders’ equity due to the final determination of a tax court case and $0.2 million in additional state tax reserves were recorded. As of March 31, 2011, the Company has $30.5 million of unrecognized tax benefits compared to $36.9 million at December 31, 2010. The Company anticipates that except for $0.8 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2011 and 2010, the Company had approximately $2.0 million and $3.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “SHOULD,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, GEOGRAPHIC REVENUE LEVELS AND MIX, PRODUCT REVENUES, GROSS MARGINS, OPERATING COSTS AND EXPENSES INVENTORY LEVELS, FLUCTUATIONS IN CURRENCY EXCHANGE RATES, CHANGES IN INCOME TAX PROVISIONS, AND THE IMPACT OF ACQUISITIONS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2010.

Overview

We are a global leader in unified communications (“UC”) solutions and the leading provider of telepresence, video, voice and infrastructure solutions based on open standards. With our UC solutions, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, solve and create through a highly visual experience from their desktops, meeting rooms, classrooms, and while mobile. Ultimately, we believe this allows people to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

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

We have developed a 2011 strategic plan aimed at capitalizing on our unique position and capturing the emerging network effect of UC adoption by enterprise, public sector, service providers, small and medium businesses (“SMBs”), and, ultimately, the connected home. Central to our 2011 plan are five strategic pillars: (1) enabling cloud-based UC solutions, (2) mobile UC solutions, (3) leveraging our UC ecosystem partners, (4) the delivery and propagation of our Polycom® UC Intelligent Core™ products, and (5) continued delivery of solutions through our UC Innovation Engine. These strategic pillars will drive our key initiatives and spending in 2011 as we focus on capturing opportunities within emerging and high-growth markets including mobile, SMBs, cloud-based delivery, and the consumer markets.

Revenues for the three months ended March 31, 2011 were $344.2 million, an increase of $68.0 million, or 25%, over 2010. The increase in revenues reflects increases across all three of our segments in 2011 as compared to 2010 which were primarily driven by investments made in our go-to-market capabilities. Our Americas, EMEA and APAC segment revenues, which accounted for 51%, 25% and 24%, respectively, of our revenues in 2011, increased by 17%, 28% and 41% respectively, as compared to 2010. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three months ended March 31, 2011 and 2010.

Operating margins increased by 5 percentage points in the first quarter of 2011 as compared to the first quarter of 2010. This is primarily due to operating expenses decreasing as a percentage of revenue in 2011 and higher gross margins. These decreases resulted primarily from decreases in sales and marketing expenses as a percentage of revenues due primarily to increased productivity of our sales force. We significantly increased our spending levels during 2010, in terms of absolute dollars, in sales and marketing and, to a lesser extent, research and development and general and administrative areas, in support of our five key strategic initiatives. This increased investment level lowered profits in the first quarter of 2010 and began to yield growth in both our revenues and profitability in the second half of 2010, which continued into our first quarter of 2011.

During the three months ended March 31, 2011, we generated approximately $45.6 million in cash flow from operating activities which, after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $38.4 million net increase in our total cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues:
Product revenues	83%	83%
Service revenues	17%	17%

Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	39%	41%
Cost of service revenues as a % of service revenues	45%	51%

Total cost of revenues	40%	42%

Gross profit	60%	58%

Operating expenses:
Sales and marketing	29%	33%
Research and development	13%	12%
General and administrative	5%	6%
Acquisition-related costs	1%	0%
Amortization of purchased intangibles	0%	0%
Restructuring costs	1%	1%

Total operating expenses	49%	52%

Operating income	11%	6%
Interest and other income (expense), net	1%	3%

Income before provision for income taxes	10%	3%
Provision for income taxes	0%	1%

Net income	10%	2%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized in the following table:

	Three Months Ended
$ in thousands	March 31, 2011	March 31, 2010	Increase
Americas	$175,751	$150,130	17%
% of revenues	51%	54%
EMEA	$86,077	$67,487	28%
% of revenues	25%	25%
APAC	$82,337	$58,537	41%
% of revenues	24%	21%

Total revenues	$344,165	$276,154	25%

Total revenues for the three months ended March 31, 2011 were $344.2 million, an increase of $68.0 million, or 25%, over the same period of 2010, driven by increases in both product and services revenues. Product revenues increased by $57.4 million, or 25%, and services revenue increased by $10.6 million, or 22%, in 2011 as compared with 2010.

The increase in revenues primarily reflected increases in revenues across all segments in 2011 as compared with 2010, most predominantly in the APAC region, primarily as a result of investments made in our go-to-market capabilities. This resulted in increased sales volumes while average selling prices remained relatively stable. Our Americas, EMEA and APAC segment revenues increased by $25.6 million, or 17%, $18.6 million, or 28%, and $23.8 million, or 41%, respectively in 2011 as compared to 2010. These increases were driven by increased revenues across many of our key geographic markets, including the United States, China, India and Germany. In terms of worldwide revenues allocation, the Americas’ percentage decreased from 54% in the first quarter of 2010 to 51% in the same period of 2011, primarily due to strong growth in the APAC region, as well as the delay in U.S. Federal government spending in the first quarter of 2011.

In the three months ended March 31, 2011 and 2010, one channel partner in our Americas segment accounted for more than 10% of our total net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Three Months Ended
$ in thousands	March 31, 2011	March 31, 2010	Increase
UC group systems	$228,944	$177,896	29%
UC personal devices	62,067	55,532	12%
Network infrastructure	53,154	42,726	24%

Total revenues	$344,165	$276,154	25%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The increase in UC group systems of $51.0 million, or 29%, in 2011 over 2010 was primarily driven by increases in sales of our group video, our group voice and to a lesser extent, our immersive telepresence products and related services in all our geographic segments.

UC personal devices include desktop video devices, desktop voice and wireless LAN products and the related service elements. The increase in UC personal devices of $6.5 million, or 12%, in 2011 over 2010 was primarily due to increased sales of our desktop voice products in all our geographic segments, driven by the continued adoption of VoIP technologies. The increase was partially offset by decreased desktop video and wireless product revenues in all geographic segments, except in EMEA where wireless revenues increased.

Network infrastructure includes our network infrastructure hardware and software products and the related service elements. The increase in network infrastructure of $10.4 million, or 24%, in 2011 over 2010 was driven by increased revenues from our network infrastructure products in all our segments.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2011	March 31, 2010	Increase/ (Decrease)
Product Cost of Revenues	$111,987	$92,549	21%
% of Product Revenues	39%	41%	(2	)pts
Product Gross Margins	61%	59%	2	pts
Service Cost of Revenues	$26,424	$24,286	9%
% of Service Revenues	45%	51%	(6	)pts
Service Gross Margins	55%	49%	6	pts
Total Cost of Revenues	$138,411	$116,835	18%
% of Total Revenues	40%	42%	(2	)pts
Total Gross Margins	60%	58%	2	pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.6 million and $0.8 million for the three months ended March 31, 2011 and 2010, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins increased by 2 percentage points in the three months ended March 31, 2011 as compared to the same period in 2010, due to higher sales volumes, decreased discounting, lower overhead costs and increased use of ocean freight in 2011 which lowered the cost of product revenues. The increases in gross margins were slightly offset by higher warranty reserves recorded in the three months ended March 31, 2011. Overhead absorption costs and other cost of sales such as freight, warranty and royalties are not allocated to our segments. Product gross margin increased in our Americas and EMEA segments and was relatively flat in our APAC segment. The increases in Americas and EMEA segment gross margins were primarily due to a shift in higher margin product mix and decreased discounting.

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

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Generally, services have a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included charges for stock-based compensation of $0.6 million and $1.2 million for the three months ended March 31, 2011 and 2010, respectively.

Overall, service gross margins increased by 6 percentage points in the three months ended March 31, 2011 as compared to the same period in 2010. Services gross margin increased in our Americas and APAC segments and decreased in our EMEA segment. The increases in service gross margins primarily resulted from increased margins in our maintenance services and improvement in our professional services margins. Generally, professional services have a lower overall gross margin than our maintenance services. These increases were partially offset by decreased margins in our wireless services.

Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings as part of our key strategic initiatives, our ability to achieve greater efficiencies in the installations of our RPX™ telepresence product, increasing costs for freight and repair costs, and the timing of sales can cause our cost of services revenues percentage to vary from quarter to quarter.

Sales and Marketing Expenses

$ in thousands	Three Months Ended		Increase/ (Decrease)
	March 31, 2011	March 31, 2010
Expenses	$100,621	$90,916	11%
% of Revenues	29%	33%	(4	)pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $4.8 million and $6.3 million for the three month periods ended March 31, 2011 and 2010, respectively.

Sales and marketing expenses increased in absolute dollars by 11% but decreased as a percentage of revenues by 4 percentage points in 2011 as compared to 2010. The increase in sales and marketing expenses in absolute dollars was due primarily to increased headcount and compensation-related costs, including commissions. Sales and marketing headcount increased by 18% in the first quarter of 2011 as compared to the same period in 2010. Depreciation and facilities allocations also increased as a result of headcount increases, as well as due to the expansion of our demonstration center capabilities in support of our go-to-market strategy. Sales and marketing expenses also increased as a result of increased spending on marketing programs. These increases were partially offset by lower travel and entertainment expenses as a result of the timing our annual sales meeting and partner conference, which will occur in the second quarter of 2011 rather than the first quarter of the year as it did in 2010.

We expect our sales and marketing expenses to continue to increase in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales and marketing personnel, and expenses will also likely increase in the future as revenues increase. We will also make additional investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives surrounding increasing our strategic partnerships as part of our UC ecosystem and developing and marketing cloud-based and mobile UC solutions, our UC Intelligent Core platform and other innovations that are expected throughout 2011.

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

Research and Development Expenses

	Three Months Ended		Increase
$ in thousands	March 31, 2011	March 31, 2010
Expenses	$44,231	$33,905	30%
% of Revenues	13%	12%	1	pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $2.4 million and $3.1 million for the three months ended March 31, 2011 and 2010, respectively.

Research and development expenses increased by $10.3 million or 30%, while remaining relatively flat as a percentage of revenues. The increase in absolute dollars is primarily due to increased headcount and increased development expenses in support of our key strategic initiatives, including our strategic partnerships as part of our UC ecosystem, cloud-based and mobile UC solutions and UC Intelligent Core platform, partially offset by lower stock based compensation charges for the three months ended March 31, 2011. Research and development headcount increased by 26% in the first quarter of 2011 as compared to the same period in 2010. Research and development expenses also increased due to the reinstatement of annual merit increases and incentive programs in the third quarter of 2010.

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

General and Administrative Expenses

	Three Months Ended		Increase/ (Decrease)
$ in thousands	March 31, 2011	March 31, 2010
Expenses	$18,429	$15,982	15%
% of Revenues	5%	6%	(1	)pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $1.8 million and $2.5 million for the three months ended March 31, 2011 and 2010, respectively.

General and administrative expenses increased in absolute dollars and slightly decreased by 1 percentage point as a percentage of revenues in 2011, as compared to 2010. The primary driver of the increase was related to increased headcount of 20% in 2011, partially offset by lower legal expenses and stock based compensation charges for the three months ended March 31, 2011. General and administrative expenses also increased due to the reinstatement of annual merit increases and incentive programs in the third quarter of 2010. The remaining increase in general and administrative expenses in absolute dollars was, to a lesser extent, due to increase in other outside services and headcount-related expenses.

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

Acquisition-related Costs

The Company expenses all acquisition-related costs as incurred. These costs generally include outside services for legal and accounting fees and other integration services. The Company has spent and will continue to spend significant resources identifying and acquiring businesses. During the three months ended March 31, 2011, we recorded $2.3 million of acquisition-related costs. These costs were due in part to our acquisition of Accordent Technologies, Inc. (“Accordent”) on March 21, 2011. No such activity occurred in the three months ended March 31, 2010.

Amortization of Purchased Intangibles

In both the three months ended March 31, 2011 and 2010, we recorded $1.4 million of amortization of purchased intangibles acquired in our acquisitions. The impact of amortization of purchased intangibles acquired from Accordent from the date of acquisition through March 31, 2011 was not significant to the results of operations for the three months ended March 31, 2011. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended March 31, 2011 and 2010, we recorded $2.6 million and $1.7 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to reallocate resources to more strategic growth areas of the business. The actions taken in 2011 were also related to ongoing reorganizations under the new leadership team, resulting in elimination of 51 positions worldwide and enabling the hiring of additional positions to better align with the execution of the Company’s strategic initiatives.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses. Interest and other income (expense) was a net expense of $1.3 million and $8.6 million during the three months ended March 31, 2011 and 2010, respectively.

The net expense decreased in the three months ended March 31, 2011 compared to the same period in the prior year primarily due to losses recognized in the first quarter of 2010 totaling $6.5 million related to investments that we considered to be other than temporarily impaired as compared to $0.5 million of impairment charges related to our investments in private companies recorded during the first quarter of 2011. In addition, during the three months ended March 31, 2011, we recognized a foreign exchange related gain of $0.2 million as compared to a foreign exchange related loss of $0.6 million in the same period last year. During the first quarter of 2010, we also wrote-off a non-trade note receivable. No such write off was recorded during the first quarter in 2011. These positive impacts were slightly offset by an increase in other expenses in the three months ended March 31, 2011 as compared to the same period in 2010. See Note 8 of Notes to Condensed Consolidated Financial Statements for further discussion on the accounting for our investments.

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

Provision for Income Taxes

Our overall effective tax rate for the three months ended March 31, 2011 and 2010 was 2.6% and 19.8%, respectively, which resulted in a provision for income taxes of $0.9 million and $1.3 million, respectively. The decrease in the effective tax rate for the first quarter of 2011 as compared to the same period in 2010 was primarily related to a discrete benefit recorded in the three months ended March 31, 2011 for the release of $7.5 million in tax reserves inclusive of interest. The release of the reserves was associated with the resolution of an income tax audit for tax years 2006 through 2009. In addition, for the three months ended March 31, 2011, the effective tax rate reflects the benefit of the federal research and development tax credit which was not reflected in the tax rate in 2010, due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2009. The tax credit was reinstated in the fourth quarter of 2010.

During the three months ended March 31, 2011 and 2010, we released $6.8 million and $0.7 million, respectively, in tax reserves exclusive of interest and penalties. The reserve release in the first quarter of 2011 was associated with the resolution of an audit, and the reserve release in the first quarter of 2010 was due to the lapse of the statutes of limitation in certain jurisdictions. In the three months ended March 31, 2011, additional reserves of $0.3 million and $0.1 million due to foreign currency fluctuation on reserves were also recorded. In the three months ended March 31, 2010, $3.4 million in tax reserves related to the cost sharing of stock based compensation were released as an adjustment to stockholders’ equity due to the final determination of a tax court case and $0.2 million in additional state tax reserves were recorded. As of March 31, 2011, we have $30.5 million of unrecognized tax benefits compared to $36.9 million at December 31, 2010. We anticipate that except for $0.8 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2011 and 2010, we had approximately $2.0 million and $3.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities, and in some cases we have received additional tax assessments. The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in current on-going tax examinations could be resolved within the next 12 months, based on the current facts and circumstances, we cannot estimate the timing of such resolution or the range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements. We do not expect any material settlements in the next 12 months, but the outcome of the examinations is inherently uncertain.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 13 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2011 and 2010.

The revenue and operating results for the prior period have been restated to conform to the current period presentation. Segment contribution margin includes all segment revenues less the related cost of sales and direct marketing and sales expenses. Management allocates some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing, stock-based compensation costs, research and development costs, general and administrative costs, such as legal and accounting costs, acquisition-related costs, amortization of purchased intangible assets, restructuring costs and interest and other income (expense), net.

The following is a summary of the financial information for each of our segments for the three month periods ended March 31, 2011 and 2010 (in thousands):

	Americas	EMEA	APAC	Total
2011:
Revenue	$175,751	$86,077	$82,337	$344,165
% of total revenue	51%	25%	24%	100%
Contribution margin	72,234	33,064	40,598	145,896
% of segment revenue	41%	38%	49%	42%
2010:
Revenue	$150,130	$67,487	$58,537	$276,154
% of total revenue	54%	25%	21%	100%
Contribution margin	58,078	22,548	27,724	108,350
% of segment revenue	39%	33%	47%	39%

Americas

	Three Months Ended
$ in thousands	March 31, 2011	March 31, 2010	Increase
Revenue	$175,751	$150,130	17%
Contribution margin	$72,234	$58,078	24%
Contribution margin as % of Americas revenues	41%	39%	2	pts

Our Americas segment revenues increased by 17% in the three months ended March 31, 2011 as compared with 2010, particularly in the United States and Brazil. The increases in these countries were partially offset by a decrease in Canada. The increase in revenues was driven by increases in our UC group systems, network infrastructure and UC personal devices revenues. Increases in UC group systems revenues in the Americas was primarily driven by increased group video revenues, increased group voice revenues, and to a lesser extent, increased immersive telepresence revenues. Network infrastructure revenues growth was as a result of increased sales of our UC Intelligent Core products and services. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies, partially offset by decreases in wireless product and desktop video revenues

In the three months ended March 31, 2011 and 2010, one channel partner in our Americas segment accounted for 27% and 25% of our Americas net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of Americas segment revenues was 41% and 39% for the three months ended March 31, 2011 and 2010, respectively. The contribution margin as a percentage of revenue increased by 2% due primarily to increased gross margins and a decrease in direct sales and marketing expenses as a percentage of revenue. The increase in gross margins was driven primarily by a mix shift toward higher margin products in UC group system and lower average discounting. The decrease in direct sales and marketing expenses as a percentage of revenue was due to increased productivity of our sales force.

EMEA

	Three Months Ended
$ in thousands	March 31, 2011	March 31, 2010	Increase
Revenue	$86,077	$67,487	28%
Contribution margin	$33,064	$22,548	47%
Contribution margin as % of EMEA revenues	38%	33%	5	pts

Our EMEA segment revenues increased by 28% in the three months ended March 31, 2011 as compared with 2010 due to broad-based growth throughout most of EMEA, being led by growth in Germany and Nordic countries. The increases in revenues were driven by increases in our UC group systems, network infrastructure, and UC personal devices revenues. Increases in UC group systems revenues in EMEA was primarily driven by increased group video revenues, increased group voice revenues and to a lesser extent, increased immersive telepresence revenues. Network infrastructure revenues growth was a result of increased sales of the products and services that comprise our UC Intelligent Core platform. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies and an increase in wireless product revenues, slightly offset by decreased desktop video revenues.

In both the three months ended March 31, 2011 and 2010, one channel partner in our EMEA segment accounted for 11% of our EMEA net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of EMEA segment revenues was 38% in the three months ended March 31, 2011 as compared to 33% in 2010. The contribution margin as a percentage of revenue increased primarily due to higher gross margins and lower direct sales and marketing expenses as a percentage of revenues. The increase in gross margins was driven primarily by a mix shift toward higher margin products, lower average discounting related to UC personal and network infrastructure revenues and lower product costs. The decrease in direct sales and marketing expenses as a percentage of revenue was due primarily to increased productivity of our sales force.

APAC

	Three Months Ended
$ in thousands	March 31, 2011	March 31, 2010	Increase
Revenue	$82,337	$58,537	41%
Contribution margin	$40,598	$27,724	46%
Contribution margin as % of Services revenues	49%	47%	2	pts

Our APAC segment revenues increased by 41% in the three months ended March 31, 2011 as compared with 2010 primarily due to investments made in our go-to-market capabilities. Revenues from China, India and Australia contributed to the strong growth in APAC. The increase in revenues was driven by increases in our UC group systems, network infrastructure, and to a lesser extent, UC personal devices revenues. Increases in UC group systems revenues in APAC was primarily driven by increased group video revenues, and to a lesser extent, increased group voice revenues and increased immersive telepresence revenues. Network infrastructure revenues growth was a result of increased sales of the products and services that comprise our UC Intelligent Core platform. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies, partially offset by a decrease in desktop video revenues.

In the three months ended March 31, 2011, two channel partners in our APAC segment, in aggregate, accounted for 33% of our APAC net revenues. In the three months ended March 31, 2010, one channel partner in our APAC segment accounted for 16% of our APAC net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of APAC segment revenues was 49% in the three months ended March 31, 2011 as compared to 47% in 2010. The contribution margin as a percentage of revenue increased primarily due to lower direct sales and marketing expenses as a percentage of revenues. Gross margins, while increasing in absolute dollars, remained relatively flat as a percentage of revenues. The decrease in direct sales and marketing expenses was driven primarily by increased productivity of our sales force.

Liquidity and Capital Resources

As of March 31, 2011, our principal sources of liquidity included cash and cash equivalents of $362.6 million, short-term investments of $140.4 million and long-term investments of $35.7 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 8 of Notes to our Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $2.2 million, the majority of which are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $147.8 million as of March 31, 2011, and the remaining $390.9 million was held by various foreign subsidiaries outside of the United States.

If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $45.6 million in the three months ended March 31, 2011, compared to $20.7 million in the comparable period of 2010. The increase in cash provided from operating activities for the three months ended March 31, 2011 was due primarily to increased net income after adjustment of non-cash expenses, increased other accrued liabilities, accounts payable and taxes payable and a smaller increase in inventories. Partially offsetting these positive effects were increases in accounts receivable and prepaid expense.

The total net change in cash and cash equivalents for the three months ended March 31, 2011 was an increase of $38.4 million. The primary sources of cash were $45.6 million from operating activities, $26.9 million associated with the exercise of stock options and purchases under the employee stock purchase plan, $35.3 million of proceeds from sales and maturities, net of purchases and $10.1 million in excess tax benefits from stock-based compensation. The primary uses of cash during this period were $50.0 million for the acquisition of Accordent, net of cash acquired, $14.8 million for purchases of property and equipment and $14.7 million for purchases of our common stock to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, inventory write-downs for excess and obsolescence, impairment of private company investments and non-cash stock based compensation), increases in other accrued liabilities, accounts payable and taxes payable and a decrease in deferred taxes. Partially offsetting the positive effect of these items were increases in trade receivables, prepaid expenses and other assets and inventories.

Our days sales outstanding, or DSO, metric was 46 days and 45 days at March 31, 2011 and 2010, respectively. The increase in DSO is due in part to increased international revenue and a resulting increase in international receivables, which typically have longer payment terms. We expect international revenues to become an increasing portion of our total revenues which, as a result, could continue to impact our DSO. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 4.8 turns at March 31, 2011 as compared to 5.6 turns at March 31, 2010. The decrease in inventory turns was a result of the increase in our finished goods inventory levels in the first quarter of 2011 as compared to the first quarter of 2010. The increase in inventory and a decrease in inventory turns reflect our desire to shorten lead times in fulfilling orders and greater use of ocean freight. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

We enter into foreign currency forward contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the condensed consolidated balance sheet at each reporting period the fair value of our foreign currency forward contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded as interest and other income (expense), net, offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets.

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues and operating expenses denominated in the Euro and British Pound as well as operating expenses denominated in Israeli Shekels. Our foreign exchange risk management program objective is to reduce volatility in our cash flows from unanticipated foreign currency fluctuations. At each reporting period, we record the fair value of our unrealized forward contracts on the condensed consolidated balance sheet with related unrealized gains and losses as a component of cumulative other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded as interest and other income (expense), net.

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended March 31, 2011, we did not purchase any shares of our common stock in the open market. During the three months ended March 30, 2010, we purchased approximately 0.9 million shares of our common stock in the open market for cash of $20.0 million. As of March 31, 2011, we were authorized to purchase up to an additional $118.0 million under the share repurchase plan, which was originally approved in 2008. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the related reduction to retained earnings included in stockholder’s equity in our condensed consolidated balance sheets.

At March 31, 2011, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $227.0 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $2.2 million, the majority of which are to secure the leases on some of our offices.

The table set forth below shows, as of March 31, 2011, the future minimum lease payments due under our current lease obligations. Total estimated sublease income of $0.1 million is netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2011 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long -Term Liabilities	Purchase Commitments
Three months ending March 31,
Remainder of 2011	$15,684	$3,360	$—	$225,054
2012	18,677	3,865	1,825	1,967
2013	12,904	2,698	805	—
2014	11,121	2,416	1,271	—
2015	8,594	2,021	1,047	—
Thereafter	18,393	3,831	8,205	—

Total payments	$85,373	$18,191	$13,153	$227,021

As discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements, at March 31, 2011, we have unrecognized tax benefits, including related interest, totaling $32.5 million, $0.8 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2011 as our available net operating losses and research and development tax credits are depleted.

We believe that our available cash, cash equivalents and investments will be sufficient to meet our operating expenses and capital requirements for the next 12 months based on our current business plans. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. With the exception of those discussed in Note 2 of our Condensed Consolidated Financial Statements, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three months ended March 31, 2011.

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

When a sale involves multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine the unit of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

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

Stock-based Compensation Expense

Our share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and performance shares, as well as our employee stock purchase plan. We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The estimated fair value of these awards, including the effect of estimated forfeitures, is recognized as expense over the requisite service period, which is generally the vesting period. The fair value of stock option awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of our common stock on the date of grant. The fair value of performance shares is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the probable outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of our stock among the Russell 2000 Index companies (for awards granted prior to 2011) and NASDAQ Composite Index companies (for awards granted in 2011) over each performance period. Changes in the underlying factors and assumptions utilized may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict. For example, our stock-based compensation decreased during the first quarter of 2011 as compared to the fourth quarter of 2010, primarily due to the actual vesting of awards during the first quarter, which resulted in an adjustment to stock-based compensation expense based upon actual forfeitures. As a result of this adjustment and on-going award activity, stock-based compensation expense is expected to increase in the second quarter of 2011 as compared to the first quarter of 2011.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of March 31, 2011, we have $43.5 million in net deferred tax assets. Included in the net deferred tax asset balance is a $3.4 million valuation allowance primarily related to net operating losses generated in Denmark.

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

As of March 31, 2011, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, municipal securities and money market funds. Included in available-for-sale securities are cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and our counterparties are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For more information on the fair values of our marketable securities and foreign currency contracts see Note 8 of Notes to Condensed Consolidated Financial Statements

Business Combinations

We recognize separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions as a part of the purchase price allocation process to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, we may record adjustments retrospectively to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations.

In addition, uncertain tax positions and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly and record any adjustments to our preliminary estimates to goodwill provided that we are within the measurement period and we continue to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or our final determination of the tax allowance’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect our provision for income taxes in our consolidated statements of operations.

Goodwill and Purchased Intangibles

At March 31, 2011, we had goodwill and purchased intangibles of approximately $534.5 million and $39.7 million, respectively, including the impact of the recent acquisition of Accordent, which increased goodwill and purchased intangibles by approximately $39.4 million and $17.6 million, respectively. We assess the impairment of goodwill and other indefinite lived intangibles at least annually unless impairment indicators exist sooner. We assess the impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important that could trigger an impairment review include the following:

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

There was no impairment charge recorded in 2011 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Private Company Investments

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. During the three months ended March 31, 2011, we recorded $0.5 million associated with the impairment of these investments in interest and other income (expense), net in our condensed consolidated statements of operations. At March 31, 2011 and December 31, 2010, our private company investments had a carrying value of $2.0 million and $2.5 million.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our condensed consolidated balance sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. government obligations and foreign and domestic public corporate debt securities. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict, particularly in light of credit market instability. If the current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may realize losses on the sale of our investments or we may incur further temporary impairment charges requiring us to record additional unrealized losses in cumulative other comprehensive income (loss). We could also incur additional other-than-temporary impairment charges resulting in realized losses in our condensed consolidated statements of operations, which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of March 31, 2011. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at March 31, 2011 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 3/31/2011	+50 BPS	+100 BPS	+150 BPS
$176,789	$176,575	$176,361	$176,147	$175,933	$175,719	$175,504

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound and Israeli Shekel relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to execute hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of March 31, 2011, we had outstanding forward exchange contracts to sell 18.6 million Euros at 1.36, sell 3.5 million British Pounds at 1.64, and sell 6.9 million Israeli Shekels at 3.48. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of March 31, 2011, we also had net outstanding foreign exchange contracts to sell 9.9 million Euros at 1.35, sell 1.2 million British Pounds at 1.51 and buy 13.5 million Israeli Shekels at 3.71. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of March 31, 2011, we had net outstanding foreign exchange contracts to sell 11.1 million Euros at 1.36, buy 1.6 million British Pounds at 1.55 and buy 15.0 million Israeli Shekels at 3.60. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of March 31, 2011, we also had net outstanding foreign exchange contracts to sell 56.6 million Euros at 1.33, sell 3.9 million British Pounds at 1.56 and buy 66.3 million Israeli Shekels at 3.65. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of March 31, 2011, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Competition that we face in the Americas, EMEA and Asia Pacific for our UC solutions and network infrastructure products is intense and it will likely intensify and could place increased pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems, Inc., who acquired Tandberg ASA, previously our largest independent competitor. Our other global competitors include Logitech International S.A., RADVISION Ltd., Avaya, Inc., Hewlett Packard Company (“HP”) and Motorola, Inc. We also compete with other smaller or new industry entrants.

Our competitors continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures such as Skype and Apple FaceTime. Other offerings such as Cisco Systems’ CIUS and Avaya’s Flare-based ADVD also represent new competitive developments for Polycom. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing which will correspondingly have a negative impact on our revenues, operating margins, and our ability to effectively compete against these companies.

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

Our competitive environment also differs by geography. Cisco Systems is our primary global competitor and is active in all theaters and categories in which we compete. In the Asia Pacific region, the competitive landscape also includes China-based competitors such as Huawei Technologies Co., Ltd., ZTE Corporation, and other competitors in the region including Sony Corporation, Zylotech Ltd., ClearOne Communications, Inc., VTEL Products Corp., Emblaze-VCON Ltd. and Grandstream Communications, Inc.

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

Strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. For instance, in April 2010, Cisco Systems completed its acquisition of Tandberg, previously our largest independent competitor. As a result, we now compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and an expanded video communications solutions product line. This new product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya completed its acquisition of Konftel in January 2011, HP announced partnership with Vidyo, Inc. in June 2010, Logitech completed its acquisition of LifeSize Communications, Inc. in December 2009, and LifeSize announced partnership with Alcatel-Lucent in April 2010. These consolidations and partnerships have resulted in increased competition and pricing pressure for our UC solutions, which could also negatively impact our future results of operations, as the newly-combined entities will have greater financial resources, deeper mass market sales channels and greater pricing flexibility than the standalone entities.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the fiscal year ended December 31, 2009. Despite some recent signs of stabilization and our growth in revenues in fiscal year 2010 and the first quarter of 2011, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis in Europe continue to create uncertainty and unpredictability and cause us to continue to be cautious about our future outlook. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

The markets for our products are characterized by rapidly changing technology, such as the recent demand for HD video technology and lower cost video infrastructure products, the shift from premise-based equipment to cloud-based delivery models, evolving industry standards and frequent new product introductions, including an increased emphasis on software products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. However, in response to emerging market trends, and the network effect driven by business-to-business adoption of UC, we are expanding our focus to capture opportunities within emerging markets including mobile, small and medium businesses, cloud-based delivery and the consumer markets. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these marketplaces, then our revenues may not grow as anticipated, we may devote significant financial and other resources to these areas, and our business may ultimately be harmed. For example, we are at the early stages of the formation of our relationships with Samsung, Motorola and others with respect to defining our mobility product offerings. Given the competitive nature of the mobility industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues. Further, we are sponsoring an open business-to-business exchange consortium to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The business-to-business exchange may not be as successful as we have planned which could negatively impact our ability to deliver solutions for these markets.

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

Any delays in the future for new product offerings currently under development, such as product offerings for the mobile, cloud-based delivery and consumer markets, any product shipment delays or any product quality issues, product defect issues or product recalls could adversely affect the market acceptance of these products (and correspondingly result in loss of market share), our ability to compete effectively in the market, and our reputation and the satisfaction of our customers, and therefore could lead to decreased product sales and could seriously harm our results of operations. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom® SoundStation® IP and Polycom® SoundPoint® IP products are dependent on the roll out of VoIP technologies. In addition, VoIP products are traditionally sold through service providers. We may not be successful in expanding our current service provider network or maintaining a successful service provider network or one that we can successfully leverage beyond our current value added reseller model. The success of our Polycom® HDX® 4000 endpoint, Polycom® VVX® 1500 business media phone and Polycom® CMA® Desktop software application products depends on the increased use of desktop video collaboration technologies. The success of our Polycom Video Border Patrol security and Network Address Translation/firewall traversal solutions will depend on market acceptance and the effect of current and potential competitors and competitive products. Further, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted. We also face risks related to our ability to respond to rapid technological changes within the on-premises wireless telephone industry. The wireless communications industry is characterized by rapid technological change, short product life cycles, and evolving industry standards. Further, a lower than anticipated rate of acceptance of 802.11 wireless networks within the enterprise environment may impede the growth of our wireless handset sales.

In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation HD video resolution technology and scalable video codec capabilities. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC solutions will drive increased demand for our network infrastructure products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base, such as customers who have our legacy Polycom® SoundStation® products, for products that we develop that incorporate new technologies or features.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings which we are relying on for future revenues, such as product offerings for the mobile, cloud-based delivery and consumer markets, our profitability would be harmed. Further, new products typically have lower gross margins for a period of time after their introduction. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC solutions equipment and network infrastructure products, which could cause us to reduce the prices for any of our product offerings or discontinue one or more of our products with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in network infrastructure revenues that we experienced in the first and second quarters of 2010 are due in part to increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product.

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

We have acquired several businesses, with the most recent one being in March 2011 of Accordent Technologies, Inc. (“Accordent”) in which we recorded an additional goodwill of $39.4 million and purchased intangibles of $17.6 million. As of March 31, 2011, our goodwill valued at approximately $534.5 million and other purchased intangible assets valued at approximately $39.7 million, which together represent a significant portion of the assets recorded on our condensed consolidated balance sheets. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our condensed consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. As of March 31, 2011, our investments in private companies were valued at $2.0 million. We recorded $0.5 million in impairment charge during the three months ended March 31, 2011 in interest and other income/(expense), net. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Difficulties in identifying and integrating our acquisitions or implementing restructuring plans could adversely impact our business.

Difficulties in identifying and integrating acquisitions could adversely affect our business.

We have completed a number of acquisitions during our operating history, with our most recent acquisition of Accordent occurring in March 2011. The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business.

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

As part of our key strategic initiatives, we are building strategic partnerships with such companies as Avaya, Broadsoft, Inc., HP, IBM Corporation, Juniper Networks, Inc., McAfee, Inc., Microsoft Corporation and Siemens AG; however, defining, managing and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the unified communications market and to take advantage of anticipated future market growth. For example, our prototypical home telepresence solution, as demonstrated in January 2010 as part of IBM’s Connected Home initiative, may not result ultimately in our ability to capture successfully the opportunities in the consumer market. Further, our key strategic relationship with Microsoft in which we are jointly developing and marketing a unified communications solution that leverages the demand for Microsoft’s next generation UC server could negatively impact our ability to compete effectively in the UC marketplace if we are unsuccessful. Our mobile UC solutions initiative is also dependent on our ability to successfully partner with mobile device manufacturers. In addition, as we enter into agreements with these strategic partners to enable us to continue to expand our relationships with these partners, we may undertake additional obligations which could trigger unintended penalty or other provisions in the event that we fail to fully perform our contractual commitments or could result in additional costs beyond those that are planned in order to meet these contractual obligations. Further, as we continue to build strategic partnerships with companies, conflicts between our strategic partners could arise which could harm our business.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, global economic uncertainty, a downturn in technology spending in the United States and other countries, and the financial services crisis have restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. For example, our partner Nortel Networks Corporation filed for bankruptcy protection in the first quarter of 2009.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

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

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, such as we have seen in the Euro and British Pound in 2010, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our cash flow hedging program, in the first quarter of 2011, we reduced operating income by $0.5 million, as compared to increasing operating income in the first, second, third and fourth quarters of 2010 by $0.5 million, $1.7 million, $1.4 million, and $1.0 million, respectively.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. For example, in September 2010, we announced the hiring of multiple new executives with responsibilities including strategy, technology, products, development, EMEA sales and marketing, global services and human resources and we continue to search for a worldwide sales leader. As these new executives assess their areas of responsibilities and define their organizations, it will likely result in additional organizational changes or restructuring actions and charges. Future changes to our executive and senior management teams, including new executive hires or departures, or other organizational changes implemented by our executive leadership team, could cause disruption to the business and have an impact on our ability to execute successfully in future periods while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

We have experienced significant growth in our business and operations due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through internal expansion and we announced several key strategic initiatives for 2011 that we are undertaking to further grow our business, including developing our cloud-based UC solutions, delivering our UC solutions to mobile platforms, leveraging our strategic partnerships, enabling service providers to deploy new UC services through our network infrastructure and at the end-user level, and increasing innovation across all of our products. Our execution against our strategic initiatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated. Further, continued growth in general, which may include growth through business acquisitions, such as our acquisition of Accordent in March 2011, may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology, financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. In addition, we must continue to evolve our processes, such as the process we use for collecting customer information, to take advantage of automation tools as the size of our business grows, or the processes that we developed when we were a smaller company may not be sustainable and could cause harm to our business. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions result in cash payments and charges to operations of $2.6 million and $8.1 million that we recorded as restructuring costs during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

We have limited supply sources for some key components of our products and services and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply or service interruptions, component defects or unavailability of these components or products.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain plastic housings, metal castings, batteries, and other components from suppliers located in China and certain Southeast Asia countries, and any political or economic instability in that region in the future, natural disasters, quarantines or other disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq, Libya, Afghanistan or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network infrastructure products.

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. During the first half of 2010, we experienced material shortages from several key component suppliers which delayed our manufacturing output for certain of our UC solutions and network infrastructure products. Although to a lesser extent, we continued to experience material shortages during the second half of 2010 and first quarter of 2011, we expect some of these shortages to continue for the remainder of 2011 and possibly longer. Further, the recent earthquake and tsunami in Japan has affected certain of our suppliers, which could negatively impact the supply of components for some of our products. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we have seen in recent quarters.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. In the first quarter of 2011, we did not recognize any other-than-temporary impairment or losses on our investments.

With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments to mitigate these risks. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first quarter of 2011, we reduced operating income by $0.5 million, as compared to increasing operating income in the first, second, third and fourth quarters of 2010 by $0.5 million, $1.7 million, $1.4 million, and $1.0 million, respectively.

Delays or loss of government contracts or failure to obtain required government certifications could have a material adverse effect on our business.

We sell our products indirectly and provide services to governmental entities in accordance with certain regulated contractual arrangements. While reporting and compliance with government contracts is both our responsibility and the responsibility of our partner, our or our partner’s lack of reporting or compliance could have an impact on the sales of our products to government agencies. In addition, sales to the United States Federal government were recently impacted in the first quarter of 2011 by delays in government approval of its annual budget. While we expect that spending approvals were correspondingly delayed as a result of this delayed budget approval process, any further delay or cancellation of such funding could have a continued negative impact on our revenues in future quarters. Further, the United States Federal government has certain certification and product requirements for products sold to them. If we are unable to meet applicable certification or other requirements within the timeframes specified by the United States Federal government, or if our competitors have certifications for competitive products for which we are not yet certified, our revenues and results of operations would be adversely impacted.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, that our internal control over financial reporting was effective as of December 31, 2010, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Over the past few years, we have made significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances will likely increase as compared to previous years. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. For example, our partner Nortel filed for bankruptcy protection in the first quarter of 2009. Either a delay in collections or bankruptcy would harm our cash flow and days sales outstanding performance.

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. We believe inventory turns will continue to fluctuate depending upon our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and a greater mix of ocean freight versus air freight to reduce freight costs. For instance, our inventory levels have increased significantly from the March 31, 2010 levels as a result of these factors.

Our stock price fluctuates as a result of the conduct of our business and stock market fluctuations and may be extremely volatile.

The market price of our common stock has from time to time experienced significant fluctuations. For example, during the three months ended March 31, 2011, our stock price fluctuated from a low of $38.15 to a high of $52.16. The market price of our common stock may be significantly affected by a variety of factors, including:

•

statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business, including competitors, partners, suppliers or telecommunications industry leaders or relating to us specifically;

•	the announcement of new products, product enhancements or acquisitions by us or by our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended March 31, 2011:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
1/1/11 to 1/31/11	667	$39.80	—	$118,013,000
2/1/11 to 2/28/11	326,389	$46.43	—	$118,013,000
3/1/11 to 3/31/11	46	$48.67	—	$118,013,000

Total	327,102	$46.42	—

(1)	All of the 327,102 shares repurchased in January through March 2011 were used to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.

(2)	In May 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of March 31, 2011, the Company was authorized to purchase up to an additional $118.0 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	(REMOVED AND RESERVED)

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1	Form of Performance Share Agreement for Officers.

10.2	Form of Performance Share Agreement for Non-Officers.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2011

POLYCOM, INC.

/S/ ANDREW M. MILLER
Andrew M. Miller
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MICHAEL R. KOUREY
Michael R. Kourey
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of Performance Share Agreement for Officers.

10.2	Form of Performance Share Agreement for Non-Officers.

31.1	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in Extensible Business Reporting Language (XBRL) includes: (i) Condensed Consolidated Balance Sheets at March 31, 2011and December 31, 2010, (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.