Form 10-Q
period 2011-06-30
POLYCOM INC
filed 2011-08-02
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

There were 176,869,502 shares of the Company’s Common Stock, par value $.0005, outstanding on July 22, 2011.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$363,559	$324,188
Short-term investments	197,239	170,154
Trade receivables, net of allowance for doubtful accounts of $1,935 and $1,844 at June 30, 2011 and December 31, 2010 respectively	186,897	154,507
Inventories	104,209	113,994
Deferred taxes	39,412	32,357
Prepaid expenses and other current assets	44,669	41,884

Total current assets	935,985	837,084
Property and equipment, net	117,504	110,321
Long-term investments	48,168	41,316
Goodwill	532,075	493,105
Purchased intangibles, net	35,224	26,580
Deferred taxes	16,613	18,388
Other assets	19,344	20,611

Total assets	$1,704,913	$1,547,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$95,630	$90,890
Accrued payroll and related liabilities	43,494	35,222
Deferred revenue	121,913	104,919
Other accrued liabilities	60,863	54,651

Total current liabilities	321,900	285,682
Non-current liabilities
Deferred revenue	65,400	55,292
Taxes payable	14,537	16,690
Deferred taxes	864	2,057
Other non-current liabilities	13,066	12,714

Total non-current liabilities	93,867	86,753

Total liabilities	415,767	372,435
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 176,849,190 shares at June 30, 2011 and 173,109,892 shares at December 31, 2010	41	40
Additional paid-in capital	1,212,637	1,162,201
Cumulative other comprehensive income	2,330	1,112
Retained earnings	74,138	11,617

Total stockholders’ equity	1,289,146	1,174,970

Total liabilities and stockholders’ equity	$1,704,913	$1,547,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Product revenues	$301,458	$244,795	$586,927	$472,852
Service revenues	64,151	49,840	122,847	97,937

Total revenues	365,609	294,635	709,774	570,789

Cost of revenues:
Cost of product revenues	119,664	99,001	231,651	191,550
Cost of service revenues	24,952	24,733	51,376	49,019

Total cost of revenues	144,616	123,734	283,027	240,569

Gross profit	220,993	170,901	426,747	330,220

Operating expenses:
Sales and marketing	106,988	94,361	207,609	185,277
Research and development	49,296	36,240	93,527	70,145
General and administrative	21,217	20,205	39,646	36,187
Amortization of purchased intangibles	1,702	1,421	3,084	2,861
Restructuring costs	897	1,524	3,475	3,273
Acquisition-related costs	1,997	0	4,346	0
Litigation reserves and payments	0	1,235	0	1,235

Total operating expenses	182,097	154,986	351,687	298,978

Operating income	38,896	15,915	75,060	31,242
Interest and other income (expense), net	(728)	357	(2,007)	(8,224)

Income before provision for income taxes	38,168	16,272	73,053	23,018
Provision for income taxes	9,625	3,668	10,532	5,003

Net income	$28,543	$12,604	$62,521	$18,015

Basic net income per share	$0.16	$0.07	$0.36	$0.11

Diluted net income per share	$0.16	$0.07	$0.34	$0.10

Weighted average shares outstanding for basic net income per share calculation	176,670	170,316	175,863	169,822
Weighted average shares outstanding for diluted net income per share calculation	182,329	176,488	181,464	175,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$62,521	$18,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,202	18,975
Amortization of purchased intangibles	9,159	9,536
Provision for excess and obsolete inventories	5,299	1,551
Non-cash stock-based compensation	26,139	27,612
Impairment of private company investments	500	0
Excess tax benefits from stock-based compensation	(11,977)	(5,931)
Write down of investments other-than temporarily impaired	0	6,530
Loss on disposal of property and equipment	699	141
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(30,254)	(1,005)
Inventories	4,624	(16,648)
Deferred taxes	(6,635)	(3,664)
Prepaid expenses and other assets	(4,920)	(20,230)
Accounts payable	4,533	6,787
Taxes payable	9,531	2,945
Other accrued liabilities and deferred revenue	36,476	16,266

Net cash provided by operating activities	130,897	60,880

Cash flows from investing activities:
Purchases of property and equipment	(32,029)	(33,596)
Purchases of investments	(228,251)	(231,113)
Proceeds from sale of investments	26,722	83,636
Proceeds from maturity of investments	167,646	49,725
Cash paid in purchase acquisition, net of cash acquired	(50,041)	0

Net cash used in investing activities	(115,953)	(131,348)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	29,891	29,325
Purchase and retirement of common stock	(17,441)	(46,997)
Excess tax benefits from stock-based compensation	11,977	5,931

Net cash provided by (used in) financing activities	24,427	(11,741)

Net increase (decrease) in cash and cash equivalents	39,371	(82,209)
Cash and cash equivalents, beginning of period	324,188	331,098

Cash and cash equivalents, end of period	$363,559	$248,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three and six months ended June 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the six months ended June 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

On June 1, 2011, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock effected in the form of a 100% stock dividend (“the stock split”). The stock split entitled each stockholder of record at the close of business on June 15, 2011 to receive one additional share of common stock for every one share of common stock owned as of that date, payable by the Company's transfer agent on July 1, 2011. The par value of the Company’s common stock was maintained at the pre-split amount of $0.0005 per share. The condensed consolidated financial statements and notes thereto, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the six months ended June 30, 2011 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2011, that are of significance or potential significance to the Company.

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

In addition, uncertain tax positions and tax-related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. The Company reevaluates these items quarterly and records any adjustments to the Company’s preliminary estimates to goodwill provided that the Company is within the measurement period and the Company continues to collect information in order to determine their estimated fair values as of the date of acquisition. Subsequent to the measurement period or the Company’s final determination of the tax allowance’s estimated value, changes to these uncertain tax positions and tax related valuation allowances will affect the Company’s provision for income taxes in the Company’s consolidated statements of operations.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that will become effective for the Company beginning January 1, 2012, with earlier adoption permitted. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company is currently assessing the potential impact on the adoption of this guidance on its financial statements.

3. BUSINESS COMBINATIONS

Accordent Technologies, Inc.

On March 21, 2011, the Company completed its acquisition of all of the outstanding shares of Accordent Technologies, Inc. (“Accordent”), a privately held video content management and delivery solutions company headquartered in El Segundo, California, pursuant to the terms of the Agreement and Plan of Merger dated as of March 21, 2011. The total cash consideration for Accordent was approximately $50.0 million. The Company has included the financial results of Accordent, a wholly-owned subsidiary, in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the effect of the Accordent acquisition was not material to the Company’s financial results.

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

The total preliminary purchase price was allocated to the net tangible and intangible assets based upon their fair values as of March 21, 2011. During the three months ended June 30, 2011, the Company identified purchase price allocation adjustments mainly to the deferred tax liabilities and to a lesser extent, to current assets and liabilities acquired. The purchase price allocation as set forth below, has been retrospectively adjusted. The purchase price allocation adjustments decreased current assets, deferred tax liabilities and goodwill by less than $0.1 million, $3.5 million, and $3.4 million, respectively, and increased current liabilities by less than $0.1 million.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date, as retrospectively adjusted (in thousands):

Tangible assets:
Current assets	$2,398
Property, plant and equipment	82

Total tangible assets acquired	2,480

Liabilities:
Current liabilities	(4,112)
Long-term liabilities	(528)

Total liabilities assumed	(4,640)
Fair value of net liabilities assumed	(2,160)

Intangible assets consisting of:
Core and developed technology	12,300
Customer and partner relationships	4,600
Trade name	700
Deferred tax liability	(1,354)
Goodwill	35,955

Total consideration	$50,041

Goodwill is not deductible for tax purposes. The goodwill balance is primarily attributable to expected synergies from combining Accordent’s video solutions into the Company’s product offerings. The fair values of intangible assets were calculated based on the income and cost approaches and are being amortized over 2 to 6 years. The acquisition-related costs were expensed as incurred.

4. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment, retrospectively adjusted to reflect purchase price allocation adjustments recorded during the three months ended June 30, 2011(in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2010	$276,732	$91,930	$124,443	$493,105
Accordent acquisition	20,156	6,712	9,087	35,955
Foreign currency translation	0	1,281	1,734	3,015
Impairment of fair value of assets acquired and liabilities assumed	0	0	0	0

Balance at June 30, 2011	$296,888	$99,923	$135,264	$532,075

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011			December 31, 2010
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$121,478	$(100,486)	$20,992	$109,178	$(94,507)	$14,671
Customer and partner relationships	49,225	(38,922)	10,303	44,625	(36,815)	7,810
Trade name	10,721	(7,039)	3,682	10,021	(6,439)	3,582
Other	4,862	(4,615)	247	4,862	(4,345)	517

Total	$186,286	$(151,062)	$35,224	$168,686	$(142,106)	$26,580

For the three and six months ended June 30, 2011, the Company recorded amortization expense related to purchased intangibles of $1.7 million and $3.1 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statements of operations. For the three and six months ended June 30, 2010, the Company recorded amortization expense related to purchased intangibles of $1.4 million and $2.9 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statements of operations. The Company recorded approximately $2.8 million and $6.1 million during the three and six months ended June 30, 2011, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. The Company recorded approximately $3.3 million and $6.6 million during the three and six months ended June 30, 2010, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of June 30, 2011 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2011	$8,718
2012	14,427
2013	5,733
2014	3,737
2015	1,485
Thereafter	206

Total	$34,306

Purchased intangibles include a purchased trade name intangible of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or earlier under certain circumstances.

5. RESTRUCTURING COSTS

The Company recorded $0.9 million and $1.5 million during the three months ended June 30, 2011 and 2010, respectively, and $3.5 million and $3.3 million during the six months ended June 30, 2011 and 2010, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to reallocate resources to more strategic growth areas of the business.

The following table summarizes the status of the Company’s restructuring reserves (in thousands):

Total
Balance at December 31, 2010	$3,221
Additions to the reserve	3,482
Cash payments and other usage	(5,082)

Balance at June 30, 2011	$1,621

6. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Raw materials	$4,301	$6,405
Work in process	1,525	991
Finished goods	98,383	106,598

	$104,209	$113,994

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Prepaid expenses	$25,209	$21,848
Non-trade receivables	12,672	14,317
Other current assets	6,788	5,719

	$44,669	$41,884

Deferred revenues consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Short-term:
Service	$119,022	$100,446
Product	1,491	3,073
License	1,400	1,400

	$121,913	$104,919

Long-term:
Service	$57,436	$46,394
Product	89	323
License	7,875	8,575

	$65,400	$55,292

Other accrued liabilities consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Accrued expenses	$11,617	$12,751
Accrued co-op expenses	6,250	6,104
Restructuring reserves	1,841	3,262
Warranty obligations	11,177	9,569
Derivative liability	11,873	4,998
Employee stock purchase plan withholding	7,912	7,129
Other accrued liabilities	10,193	10,838

	$60,863	$54,651

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance at beginning of period	$10,202	$9,061	$9,569	$9,447
Accruals for warranties issued during the period	6,189	5,534	12,529	9,369
Cost of providing warranty during the period	(5,214)	(4,923)	(10,921)	(9,144)

Balance at end of period	$11,177	$9,672	$11,177	$9,672

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $119.0 million and $100.4 million is short-term and is included as a component of “Deferred revenue” as of June 30, 2011 and December 31, 2010, respectively, and $57.4 million and $46.4 million is long-term and is included in “Long-term deferred revenue” as of June 30, 2011 and December 31, 2010, respectively, on the condensed consolidated balance sheets.

Changes in deferred maintenance revenue for the three and six months ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance at beginning of period	$164,610	$120,527	$146,840	$109,538
Additions to deferred maintenance revenue	65,150	47,188	132,118	99,236
Amortization of deferred maintenance revenue	(53,302)	(42,183)	(102,500)	(83,242)

Balance at end of period	$176,458	$125,532	$176,458	$125,532

The cost of providing maintenance services for the three and six months ended June 30, 2011 was $24.1 million and $49.8 million, respectively. The cost of providing maintenance services for the three and six months ended June 30, 2010 was $23.7 million and $47.1 million, respectively.

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

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $363.6 million and $324.2 million at June 30, 2011 and December 31, 2010, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities, municipal securities and corporate debt securities. At June 30, 2011, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2011:
Investments—Short-term:
U.S. government securities	$132,204	$52	$(4)	$132,252
State and local governments	519	1	0	520
Corporate debt securities	64,418	51	(2)	64,467

Total investments – short-term	$197,141	$104	$(6)	$197,239

Investments—Long-term:
U.S. government securities	$22,762	$22	$(4)	$22,780
State and local governments	526	2	0	528
Corporate debt securities	24,836	30	(6)	24,860

Total investments – long-term	$48,124	$54	$(10)	$48,168

Balances at December 31, 2010:
Investments—Short-term:
U.S. government securities	$101,236	60	$(5)	$101,291
Corporate debt securities	68,833	43	(13)	68,863

Total investments – short-term	$170,069	$103	$(18)	$170,154

Investments—Long-term:
U.S. government securities	$20,202	$25	$(29)	$20,199
State and local governments	529	0	0	529
Corporate debt securities	20,584	22	(17)	20,588

Total investments – long-term	$41,315	$47	$(46)	$41,316

As of June 30, 2011, the Company’s total cash and cash equivalents and investments held in the United States totaled $175.3 million with the remaining $433.7 million held by various foreign subsidiaries outside of the United States.

U.S. Government Securities

The Company’s U.S. government and agency securities are comprised of direct U.S. Treasury obligations and other U.S. government agency instruments, including mortgage backed securities which are guaranteed by the U.S. government. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2011:
U.S. government securities	$21,877	$(8)	$767	$0	$22,644	$(8)
Corporate debt securities	25,387	(8)	2,300	(1)	27,687	(9)

Total investments	$47,264	$(16)	$3,067	$(1)	$50,331	$(17)

December 31, 2010:
U.S. government securities	$47,222	$(37)	$0	$0	$47,222	$(37)
Corporate debt securities	54,615	(38)	1,058	(1)	55,673	(39)

Total Investments	$101,837	$(75)	$1,058	$(1)	$102,895	$(76)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other than temporary. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three and six months ended June 30, 2011, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired. During the three and six months ended June 30, 2010, the Company recognized a realized gain of approximately $1.0 million and a realized loss of $5.5 million, respectively on its investment portfolio.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. During the six months ended June 30, 2011, the Company recorded $0.5 million of impairment charges related to its private company investments in interest and other income (expense), net in the Company’s condensed consolidated statements of operations. The Company did not record such impairment charges during the three months ended June 30, 2011 and 2010 and the six months ended June 30, 2010. The cost of these investments at June 30, 2011 and December 31, 2010 was $2.0 million and $2.5 million, respectively, and are recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2011. The Company does not hold any investments classified as Level 3 as of June 30, 2011 and December 31, 2010.

As of June 30, 2011, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (57%), corporate bonds (26%), commercial paper (15%) and money market funds (2%). Included in available-for- sale securities is approximately $38.2 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources such as spot rates, interest rate differentials and credit default rates, which do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at June 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed Income available-for-sale securities (a)	$283,651	$5,632	$278,019
Foreign currency forward contracts (b)	$6,075	0	$6,075
Liabilities:
Foreign currency forward contracts (c)	$11,873	0	$11,873

(a)	Included in cash and cash equivalents and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in short-term derivative asset as prepaid and other current assets on the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative liability as other accrued liabilities on the Company’s condensed consolidated balance sheets.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2011 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	32,396	$46,861	Buy	5,946	$7,309	Buy
Euro	52,803	$75,396	Sell	15,818	$19,443	Sell
British Pound	9,478	$15,144	Buy	4,959	$7,416	Buy
British Pound	16,250	$26,287	Sell	5,587	$8,355	Sell
Israeli Shekel	18,193	$5,204	Buy	13,531	$3,478	Buy
Israeli Shekel	25,068	$7,353	Sell	0	0	0

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		June 30, 2011	June 30, 2010
Foreign exchange contracts	Interest and other income (expense), net	$(917)	$3,370

Cash Flow Hedges

The Company’s foreign exchange risk management program objective is to reduce volatility in the Company’s economic value from unanticipated foreign currency fluctuations. The Company designates forward contracts as cash flow hedges of foreign currency revenues and expenses, primarily the Euro, British Pound and Israeli Shekel. All foreign exchange contracts are carried at fair value on the condensed consolidated balance sheets and the maximum duration of foreign exchange forward contracts does not exceed thirteen months. Speculation is prohibited by policy.

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

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the six months ended June 30, 2011 and 2010 (in thousands):

Six Months Ended June 30, 2011:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$(5,712)	Product revenues	$(6,298)	Interest and other income (expense), net	$(75)
		Cost of revenues	250
		Sales and marketing	2,397
		Research and development	559
		General and administrative	249

Total	$(5,712)		$(2,843)		$(75)

Six Months Ended June 30, 2010:
Foreign exchange contracts	$8,023	Product revenues	$2,743	Interest and other income (expense), net	$10
		Cost of revenues	(136)
		Sales and marketing	(740)
		Research and development	252
		General and administrative	88

Total	$8,023		$2,207		$10

(a)	For the six months ended June 30, 2011 and 2010, the loss and gain recorded, respectively, was related to the excluded time value portion of the hedge. No loss or gain was recorded for the ineffective portion for the six months ended June 30, 2011 and 2010.

As of June 30, 2011, the Company estimated all values reported in cumulative other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Beginning Balance	$(4,183)	$2,916	$(574)	$(98)
Net gains/losses reclassified into earnings for revenue hedges	5,115	(3,202)	6,298	(2,743)
Net gains/losses reclassified into earnings for expense hedges	(2,732)	1,480	(3,455)	536
Net change in fair value of cash flow hedges	(1,643)	4,524	(5,712)	8,023

Ending Balance	$(3,443)	$5,718	$(3,443)	$5,718

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the three and six months ended June 30, 2011 and 2010, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2011 of the outstanding cash flow hedges, all of which are carried at fair value on the condensed consolidated balance sheets (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	2,663	$3,827	Buy	23,703	$32,580	Buy
Euro	9,747	$14,006	Sell	86,192	$118,459	Sell
British Pound	3,192	$5,091	Buy	22,003	$34,631	Buy
British Pound	1,558	$2,502	Sell	25,295	$39,791	Sell
Israeli Shekel	12,342	$3,498	Buy	71,708	$20,150	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of June 30, 2011 and 2010. See Note 8 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	June 30, 2011	December 31, 2010	June 30, 2011	December 31, 2010
Derivative assets (a):
Foreign exchange contracts	$3,027	$3,025	$3,048	$2,632
Derivative liabilities (b):
Foreign exchange contracts	$6,468	$3,503	$5,405	$1,495

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

10. STOCKHOLDER’S EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and six months ended June 30, 2011, the Company did not purchase any shares of common stock in the open market. During the three and six months ended June 30, 2010, the Company purchased 1.3 million shares and 3.0 million shares, as adjusted for the stock split, respectively, of common stock in the open market for cash of $20.0 million and $40.0 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of June 30, 2011, the Company was authorized to purchase up to an additional $118.0 million of shares in the open market under the current share repurchase plan.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income	$28,543	$12,604	$62,521	$18,015
Change in unrealized gain (loss) on investments	56	401	54	5,961
Change in cumulative translation adjustment	1,419	(4,246)	4,033	(7,081)
Change in unrealized gain (loss) on hedging securities	741	2,803	(2,869)	5,817

Comprehensive income	$30,759	$11,562	$63,739	$22,712

11. STOCK BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three and six months ended June 30, 2011 and 2010 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cost of sales – product	$608	$588	$1,250	$1,358
Cost of sales – service	1,044	959	1,626	2,138

Stock-based compensation expense included in cost of sales	1,652	1,547	2,876	3,496

Sales and marketing	6,401	7,272	11,225	13,563
Research and development	3,715	2,367	6,115	5,449
General and administrative	4,116	2,607	5,923	5,104

Stock-based compensation expense included in operating expenses	14,232	12,246	23,263	24,116

Stock-based compensation related to employee equity awards and employee stock purchases	15,884	13,793	26,139	27,612
Tax benefit	4,004	3,102	4,271	5,838

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$11,880	$10,691	$21,868	$21,774

No stock-based compensation was capitalized during the three and six months ended June 30, 2011 and 2010 due to these amounts being immaterial.

Valuation Assumption

The Company did not grant any stock options during the three and six months ended June 30, 2011 and 2010. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the 2005 Employee Stock Purchase Plan during the three and six months ended June 30, 2011 was $5.51 per share and during the three and six months ended June 30, 2010 was $2.94 per share, as adjusted for the stock split, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Expected volatility	35.97%	37.88%	35.97%	37.88%
Risk-free interest rate	0.18%	0.17%	0.18%	0.17%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	0.49	0.49	0.49	0.49

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

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Performance Shares and Restricted Stock Units

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units under the 2011 Equity Incentive Plan to officers, to non-employee directors and to certain other employees as a component of the Company’s broad-based equity compensation program. Prior to May 2011, the Compensation Committee granted performance shares and restricted stock units under the 2004 Equity Incentive Plan. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. Restricted stock units are time-based awards that generally vest over a period of one to three years from the date of grant.

Commencing in 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the NASDAQ Composite Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. Prior to 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred percent (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index or Russell 2000 Index companies, as applicable, over each performance period. During the six months ended June 30, 2011 and 2010, the Company granted target performance shares of 775,454 and 926,062, as adjusted for the stock split, respectively. The 2011 grants are evenly divided over three annual performance periods commencing with calendar 2011, at a weighted average fair value of $27.31 per share, as adjusted for the stock split. The 2010 grants are evenly divided over three annual performance periods commencing with calendar 2010, at a weighted average fair value of $14.88 per share, as adjusted for the stock split. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three-year service period.

The Company also granted restricted stock units during the six months ended June 30, 2011 and 2010. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one or three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the six months ended June 30, 2011 and 2010, the Company granted 1,842,062 and 2,786,082 restricted stock units at a weighted average fair value of $24.26 and $12.33 per share, as adjusted for the stock split, respectively.

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

During the six months ended June 30, 2010, the Company granted 189,000 performance shares, at a weighted average fair value of $11.37 per share, as adjusted for the stock split, which contain a performance condition based on attaining pre-defined gross margin dollar goals for calendar 2010. These performance shares, as adjusted for actual forfeitures, have been fully vested and issued during the first quarter of 2011. The Company did not issue similar performance shares for any periods during 2011.

Employee Stock Purchase Plan

During the six months ended June 30, 2011 and 2010, 676,818 and 679,686 shares were purchased at average per share prices of $12.77 and $9.54, as adjusted for the stock split, respectively. At June 30, 2011, there were 10,497,902 shares available to be issued under the employee stock purchase plan, including the additional 7.0 million shares, as adjusted for the stock split, which were approved during the second quarter of 2011. The stock-based compensation cost recognized in connection with the employee stock purchase plan for the three and six months ended June 30, 2011 was $1.5 million and $2.9 million, respectively, and $1.0 million and $2.0 million for the three and six months ended June 30, 2010, respectively.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share, as adjusted for the stock split, is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerator—basic and diluted net income per share:
Net income	$28,543	$12,604	$62,521	$18,015

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	176,670	170,316	175,863	169,822
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	1,068	1,896	1,139	1,854
Restricted common stock awards and performance shares	4,591	4,276	4,462	3,932

Total shares used in calculation of diluted net income per share	182,329	176,488	181,464	175,608

Basic net income per share	$0.16	$0.07	$0.36	$0.11

Diluted net income per share	$0.16	$0.07	$0.34	$0.10

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended June 30, 2010, approximately 1.6 million and 1.8 million shares, as adjusted for the stock split, respectively, relating to potentially dilutive securities, primarily from stock options, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive. There were no such shares being excluded for the three and six months ended June 30, 2011.

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

Segment Data

The results of the reportable segments are derived directly from Polycom’s management reporting system. The results are based on Polycom’s method of internal reporting and are not reported in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution margin as defined below. For internal reporting purposes and determination of segment contribution margins, geographic segment revenues may differ slightly from actual geographic revenues due to internal revenue allocations between the Company’s segments.

Asset data, with the exception of gross accounts receivable, is not reviewed by management at the segment level.

Financial information for each reportable geographical segment as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in thousands) :

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2011:
Revenue	$189,607	$88,891	$87,111	$365,609
% of total revenue	52%	24%	24%	100%
Contribution margin	80,393	35,158	43,264	158,815
% of segment revenue	42%	40%	50%	43%
As of June 30, 2011: Gross accounts receivable	96,784	68,640	56,294	221,718
% of total gross accounts receivable	44%	31%	25%	100%
For the three months ended June 30, 2010:
Revenue	$155,946	$74,151	$64,538	$294,635
% of total revenue	53%	25%	22%	100%
Contribution margin	60,239	25,361	29,473	115,073
% of segment revenue	39%	34%	46%	39%
As of December 31, 2010: Gross accounts receivable	83,350	60,622	44,920	188,892
% of total gross accounts receivable	44%	32%	24%	100%
For the six months ended June 30, 2011:
Revenue	$365,358	$174,968	$169,448	$709,774
% of total revenue	51%	25%	24%	100%
Contribution margin	152,627	68,222	83,862	304,711
% of segment revenue	42%	39%	49%	43%
For the six months ended June 30, 2010:
Revenue	$306,076	$141,638	$123,075	$570,789
% of total revenue	54%	25%	21%	100%
Contribution margin	118,318	47,908	57,197	223,423
% of segment revenue	39%	34%	46%	39%

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Segment contribution margin	$158,815	$115,073	$304,711	$223,423
Corporate and unallocated costs	(96,533)	(77,761)	(186,304)	(150,292)
Stock-based compensation	(15,884)	(13,793)	(26,139)	(27,612)
Effect of stock-based compensation cost on warranty expense	(117)	(112)	(228)	(233)
Acquisition-related costs	(1,997)	0	(4,346)	0
Amortization of purchased intangibles	(4,491)	(4,733)	(9,159)	(9,536)
Restructuring costs	(897)	(1,524)	(3,475)	(3,273)
Litigation reserves and payments	0	(1,235)	0	(1,235)
Interest and other income (expense), net	(728)	357	(2,007)	(8,224)

Income before provision for income taxes	$38,168	$16,272	$73,053	$23,018

	June 30, 2011	December 31, 2010
Gross accounts receivables	$221,718	$188,892
Returns and related reserves	(32,886)	(32,541)
Allowance for doubtful accounts	(1,935)	(1,844)

Total trade receivables, net	$186,897	$154,507

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net Revenues:
UC group systems	$235,936	$196,035	$464,880	$373,930
UC personal devices	69,477	58,648	131,544	114,181
Network infrastructure	60,196	39,952	113,350	82,678

Total	$365,609	$294,635	$709,774	$570,789

During the three and six months ended June 30, 2011 and 2010, one customer from the Americas segment accounted for more than 10% of the Company’s revenues.

14. INCOME TAXES

The Company’s effective tax rate was 25.2% and 22.5% for the three months ended June 30, 2011 and 2010, respectively, and 14.4% and 21.7% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions throughout the world, partially offset by non-deductible stock compensation.

In the three months ended June 30, 2011, the Company recorded discrete items with a net tax impact of $0.5 million primarily due to an adjustment to tax reserves for a foreign income tax audit. In the six months ended June 30, 2011, the Company recorded a discrete benefit of $7.4 million, primarily due to a reserve release associated with the resolution of a multi-year tax audit.

In the three and six months ended June 30, 2010, the Company recorded discrete items with a net tax benefit of $0.2 million and $0.5 million, respectively. These amounts included net tax benefits associated with adjustments to prior year foreign income tax accruals, settlement of tax audit matters, reversal of tax reserves due to statute expirations and other miscellaneous discrete items.

As of June 30, 2011, the amount of gross unrecognized tax benefits was $31.3 million all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2011, the Company had accrued a net $2.1 million payable for interest and penalties. The Company anticipates that except for $0.9 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

15. SUBSEQUENT EVENT

In June 2011, the Company announced an agreement with Hewlett-Packard Company (“HP”) to acquire the assets of HP’s Visual Collaboration (“HPVC”) business, including the Halo Products and Managed Services business, for approximately $89.0 million in cash (the “HPVC Acquisition”). The HPVC Acquisition closed on July 27, 2011 and will be accounted for using the acquisition method of accounting in accordance with the accounting standard for business combinations. The Company will consolidate the financial results of HPVC in the condensed consolidated financial statement from the date of acquisition. The preliminary purchase price allocation for the HPVC Acquisition is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete.

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

We have developed a 2011 strategic plan aimed at capitalizing on our unique position and capturing the emerging network effect of UC adoption by enterprise, public sector, service providers, small and medium businesses (“SMBs”), and, ultimately, the connected home. Central to our 2011 plan are five strategic pillars: (1) enabling cloud-based UC solutions, (2) mobile UC solutions, (3) leveraging our UC ecosystem partners, (4) the delivery and propagation of our Polycom® UC Intelligent Core™ network infrastructure products, and (5) continued delivery of solutions through our UC innovation engine. These strategic pillars will drive our key initiatives and spending in 2011 as we focus on capturing opportunities within emerging and high-growth markets including mobile, SMBs, cloud-based delivery, and the consumer markets.

Revenues for the three and six months ended June 30, 2011 were $365.6 million and $709.8 million, respectively, as compared to $294.6 million and $570.8 million for the three and six months ended June 30, 2010, respectively. The increases in revenues reflect increases across all three of our segments in 2011 as compared to 2010 which were primarily driven by investments made in our go-to-market capabilities. Our Americas, EMEA and APAC segment revenues, which accounted for 52%, 24% and 24%, respectively, of our revenues in the three months ended June 30, 2011, increased by 22%, 20% and 35% respectively, as compared to the same period in 2010. Our Americas, EMEA and APAC segment revenues, which accounted for 51%, 25% and 24%, respectively, of our revenues in the six months ended June 30, 2011, increased by 19%, 24% and 38% respectively, as compared to the same period in 2010. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three and six months ended June 30, 2011 and 2010.

Operating margins increased by 6 and 5 percentage points in the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. These increases are primarily due to operating expenses decreasing and gross margins increasing as a percentage of revenues in 2011 as compared to 2010. The decreases in operating expenses as a percentage of revenues resulted primarily from decreases in sales and marketing expenses as a percentage of revenues due to increased productivity of our sales force. The increases in gross margins primarily resulted from lower cost of services as a percentage of services revenues primarily due to improvements in product quality and lower outside services cost for the three and six months ended June 30, 2011 as compared to the same periods in 2010. Cost of product revenues as a percentage of product revenues decreased for the six months ended June 30, 2011 but remained flat for the three months ended June 30, 2011 as compared to the same periods in 2010.

During the six months ended June 30, 2011, we generated approximately $130.9 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $39.4 million net increase in our total cash and cash equivalents.

In June 2011, we announced an agreement with Hewlett-Packard Company (“HP”) to acquire the assets of HP’s Visual Collaboration (“HPVC”) business, including the Halo Products and Managed Services business, for approximately $89.0 million in cash (the “HPVC Acquisition”). The HPVC Acquisition closed on July 27, 2011 and as a result, we will consolidate HPVC’s financial results in the condensed consolidated financial statement from the date of acquisition. In addition to the expected revenue contributions from this acquisition, at least in the near term, we expect that gross margins will decrease slightly and that operating expenses will increase in absolute dollars.

In June 2011, we also announced that our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock effected in the form of a 100% stock dividend (“the stock split”). The stock split entitled each stockholder of record at the close of business on June 15, 2011 to receive one additional share of common stock for every one share of common stock owned as of that date, payable by our transfer agent on July 1, 2011. The par value of our common stock was maintained at the pre-split amount of $0.0005 per share. All share and per share data, have been restated as if the stock split had occurred as of the earliest period presented. As adjusted for the stock split, our weighted average shares outstanding and earnings per share for the past five years are as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Basic net income per share	$0.40	$0.30	$0.44	$0.35	$0.41

Diluted net income per share	$0.39	$0.29	$0.43	$0.33	$0.40

Weighted average shares outstanding for basic net income per share	170,662	167,999	171,231	181,756	176,839
Weighted average shares outstanding for diluted net income per share	176,370	171,118	174,491	188,781	180,747

Results of Operations for the Three and Six Months Ended June 30, 2011 and 2010

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues:
Product revenues	82%	83%	83%	83%
Service revenues	18%	17%	17%	17%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	40%	40%	39%	41%
Cost of service revenues as a % of service revenues	39%	50%	42%	50%

Total cost of revenues	40%	42%	40%	42%

Gross profit	60%	58%	60%	58%

Operating expenses:
Sales and marketing	29%	32%	29%	32%
Research and development	13%	12%	13%	12%
General and administrative	6%	7%	6%	6%
Amortization of purchased intangibles	0%	1%	0%	1%
Restructuring costs	0%	1%	0%	1%
Acquisition-related costs	1%	0%	1%	0%
Litigation reserves and payments	0%	0%	0%	0%

Total operating expenses	49%	53%	49%	52%

Operating income	11%	5%	11%	6%
Interest and other income (expense), net	0%	0%	0%	(2)%

Income before provision for income taxes	11%	5%	11%	4%
Provision for income taxes	3%	1%	2%	1%

Net income	8%	4%	9%	3%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2011	June 30, 2010	Increase	June 30, 2011	June 30, 2010	Increase
Americas	$189,607	$155,946	22%	$365,358	$306,076	19%
% of revenues	52%	53%		51%	54%
EMEA	$88,891	$74,151	20%	$174,968	$141,638	24%
% of revenues	24%	25%		25%	25%
APAC	$87,111	$64,538	35%	$169,448	$123,075	38%
% of revenues	24%	22%		24%	21%

Total revenues	$365,609	$294,635	24%	$709,774	$570,789	24%

Total revenues for the three months ended June 30, 2011 were $365.6 million, an increase of $71.0 million, or 24%, over the same period in 2010. Total revenues for the six months ended June 30, 2011 were $709.8 million, an increase of $139.0 million, or 24% over the same period in 2010. The increases in revenues in both the three and six month periods were driven by increases in both product and services revenues. Product revenues increased by $56.7 million, or 23%, and services revenue increased by $14.3 million, or 29%, in the three months ended June 30, 2011 as compared with the same period in 2010. Product revenues increased by $114.1 million, or 24%, and services revenue increased by $24.9 million, or 25%, in the six months ended June 30, 2011 as compared with the same period in 2010.

The increases in revenues primarily reflected increases in revenues across all segments in both the three and six months periods ended June 30, 2011 as compared with the same periods in 2010, most predominantly in the APAC region, primarily as a result of investments made in our go-to-market capabilities. This resulted in increased sales volumes while average selling prices remained relatively stable. Our Americas, EMEA and APAC segment revenues increased by $33.7 million, or 22%, $14.7 million, or 20%, and $22.6 million, or 35%, respectively, in the three months ended June 30, 2011 as compared to same period in 2010. Our Americas, EMEA and APAC segment revenues increased by $59.3 million, or 19%, $33.3 million, or 24%, and $46.4 million, or 38%, respectively, in the six months ended June 30, 2011 as compared to same period in 2010. These increases were driven by increased revenues across many of our key geographic markets, including the United States, China, Brazil and Australia for both the three and six months ended June 30, 2011. Russia also contributed to the increase in revenues during the three months ended June 30, 2011 and to a lesser extent, during the six months ended June 30, 2011. India contributed to the increase during the six months ended June 30, 2011 and to a lesser extent, during the three months ended June 30, 2011. In the three and six months ended June 30, 2011 and 2010, one channel partner in our Americas segment accounted for more than 10% of our total net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2011	June 30, 2010	Increase	June 30, 2011	June 30, 2010	Increase
UC group systems	$235,936	$196,035	20%	$464,880	$373,930	24%
UC personal devices	$69,477	$58,648	18%	$131,544	$114,181	15%
Network infrastructure	$60,196	$39,952	51%	$113,350	$82,678	37%

Total revenues	$365,609	$294,635	24%	$709,774	$570,789	24%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The increases in revenues from UC group systems in both the three and six months ended June 30, 2011 over the same periods in 2010 were primarily driven by increases in revenues from group video products and related services and to a lesser extent, increases in revenues from our group voice and immersive telepresence products and related services.

UC personal devices include desktop video devices, desktop voice and wireless LAN products and the related service elements. The increases in revenues from UC personal devices in both the three and six months ended June 30, 2011 over the same periods in 2010 were primarily due to increased sales of our desktop voice products in all our geographic segments, driven by the continued adoption of VoIP technologies.

Network infrastructure includes our network infrastructure hardware and software products and the related service elements. The increases in network infrastructure revenues in both the three and six months ended June 30, 2011 over the same periods in 2010 were driven by increased revenues in all of our geographic segments.

Cost of Revenues and Gross Margins

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2011	June 30, 2010	Increase/ (Decrease)		June 30, 2011	June 30, 2010	Increase/ (Decrease)
Product Cost of Revenues	$119,664	$99,001	21%		$231,651	$191,550	21%
% of Product Revenues	40%	40%	—		39%	41%	(2	)pts
Product Gross Margins	60%	60%	—		61%	59%	2	pts
Service Cost of Revenues	$24,952	$24,733	1%		$51,376	$49,019	5%
% of Service Revenues	39%	50%	(11	)pts	42%	50%	(8	)pts
Service Gross Margins	61%	50%	11	pts	58%	50%	8	pts
Total Cost of Revenues	$144,616	$123,734	17%		$283,027	$240,569	18%
% of Total Revenues	40%	42%	(2	)pt	40%	42%	(2	)pts
Total Gross Margins	60%	58%	2	pt	60%	58%	2	pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.6 million for both the three months ended June 30, 2011 and 2010, and of $1.3 million and $1.4 million for the six months ended June 30, 2011 and 2010, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins remained constant as a percentage of revenue in the three months ended June 30, 2011 as compared to the same period in 2010. Product gross margins for the six months ended June 30, 2011 increased by 2 percentage points as compared to the same periods in 2010 primarily due to higher sales volumes and lower overhead costs as a percentage of revenue. Overhead absorption costs and other cost of sales such as freight, warranty and royalties are not allocated to our segments. Product gross margins slightly increased in our APAC segment but remained relatively flat in our Americas and EMEA segments for the three months ended June 30, 2011. The increase in APAC segment gross margins for the three months ended June 30, 2011 was primarily due to a mix shift toward higher margin products. Product gross margins for the six months ended June 30, 2011 increased in all of our geographic segments primarily due to a mix shift toward higher margin products.

We expect product gross margins to decrease slightly in the near term as a result of the HPVC acquisition. Forecasting future product gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances, competition, changes in technology, changes in product mix, variability of stock-based compensation costs, and the potential of resulting royalties to third parties, manufacturing efficiencies of subcontractors, manufacturing and purchase price variances, warranty and recall costs and timing of sales can cause our cost of revenues percentage to vary significantly. In addition, we may experience higher prices on commodity components that are included in our products.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation of $1.0 million for both the three months ended June 30, 2011 and 2010 and of $1.6 million and $2.1 million for the six months ended June 30, 2011 and 2010, respectively.

Overall, service gross margins increased by 11 and 8 percentage points in the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. Services gross margin increased in all of our geographic segments primarily as a result of increased revenues from our maintenance services and decreased costs associated with the delivery of service due to improvements in product quality and lower outside services.

We expect services gross margins to decrease slightly in the near term as a result of the HPVC acquisition. Forecasting future service gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related attach rates for new service as well as maintenance renewal rates, the utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings as part of our key strategic initiatives, our ability to achieve greater efficiencies in the installations of our RPX™ telepresence product, increasing costs for freight and repair costs, and the timing of sales can cause our cost of services revenues percentage to vary from quarter to quarter.

Sales and Marketing Expenses

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2011	June 30, 2010	Increase/ (Decrease)		June 30, 2011	June 30, 2010	Increase/ (Decrease)
Expenses	$106,988	$94,361	13%		$207,609	$185,277	12%
% of Revenues	29%	32%	(3	)pts	29%	32%	(3	)pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $6.4 million and $7.3 million for the three months ended June 30, 2011 and 2010, respectively, and of $11.2 million and $13.6 million for the six months ended June 30, 2011 and 2010, respectively.

Sales and marketing expenses increased in absolute dollars by 13% but decreased as a percentage of revenues by 3 percentage points for the three months ended June 30, 2011 as compared to the same period in 2010. The increase in sales and marketing expenses in absolute dollars was due primarily to increased headcount and compensation-related costs, including commissions. Sales and marketing headcount increased by 16% as of June 30, 2011 as compared to the same period in 2010. The sales and marketing expenses also increased due to higher travel and entertainment expenses in the second quarter of 2011 as compared to the same period in 2010 due to the timing of our annual sales meeting and partner conference, which occurred in the second quarter of 2011 rather than the first quarter of the year as it did in 2010. Depreciation and facilities allocations also increased as a result of headcount increases, as well as due to the expansion of our demonstration center capabilities in support of our go-to-market strategy. Sales and marketing expenses also increased as a result of increased spending on marketing programs. These increases were partially offset by lower stock- based compensation expenses for the three months ended June 30, 2011 as compared to the same period in 2010.

Sales and marketing expenses increased in absolute dollars by 12% but decreased as a percentage of revenues by 3 percentage points for the six months ended June 30, 2011 as compared to the same period in 2010. The increase in sales and marketing expenses in absolute dollars was due primarily to increased headcount and compensation-related costs, including commissions. Sales and marketing headcounts increased by 16% as of June 30, 2011 as compared to the same period in 2010. Depreciation and facilities allocations also increased as a result of headcount increases, as well as due to the expansion of our demonstration center capabilities in support of our go-to-market strategy. Sales and marketing expenses also increased as a result of increased spending on marketing programs. These increases were partially offset by lower stock-based compensation expenses and lower travel and entertainment expenses in the six months ended June 30, 2011 as compared to the same period in 2010 resulting from lower expenses for our 2011 annual sales meeting and partner conference as compared to 2010.

The decreases in sales and marketing expenses as a percentage of revenue for the three and six months were due to increased productivity of our sales force.

We expect our sales and marketing expenses to continue to increase in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales and marketing personnel, including growing our telemarketing organization, and expenses will also likely increase in the future as revenues increase. We will also make additional investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives surrounding increasing our strategic partnerships as part of our UC ecosystem and developing and marketing cloud-based and mobile UC solutions, our UC Intelligent Core network infrastructure products and other innovations that are expected throughout 2011.

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

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2011	June 30, 2010	Increase	June 30, 2011	June 30, 2010	Increase
Expenses	$49,296	$36,240	36%	$93,527	$70,145	33%
% of Revenues	13%	12%	1%	13%	12%	1%

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $3.7 million and $2.4 million for the three months ended June 30, 2011 and 2010, respectively, and of $6.1 million and $5.4 million for the six months ended June 30, 2011 and 2010, respectively.

Research and development expenses increased by $13.1 million or 36%, for the three months ended June 30, 2011 over the same period in 2010 and increased by $23.4 million or 33% for the six months ended June 30, 2011. Research and development expenses as a percentage of revenues also increased by 1% for both the three and six months ended June 30, 2011 as compared to the same periods in 2010. The increases for both the three and six months ended June 30, 2011 as compared to the same periods in 2010 are primarily due to increased headcount, increased development expenses in support of our key strategic initiatives, including our strategic partnerships as part of our UC ecosystem, cloud-based and mobile UC solutions and UC Intelligent Core network infrastructure products and increased stock-based compensation charges, partially offset by lower outside services costs. Research and development headcount increased by 38% as of June 30, 2011 as compared to 2010.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures, such as the new Scalable Video Coding standard to address the device, application and networks requirements of mobile, SMB and consumer networks. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners, mobile and service provider customers as a result of our key strategic initiatives in these areas. We are also investing in key vertical markets such as the U.S. federal government. We expect that research and development expenses in absolute dollars will increase in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter.

General and Administrative Expenses

	Three Months Ended				Six Months Ended		Increase
$ in thousands	June 30, 2011	June 30, 2010	Increase/ (Decrease)		June 30, 2011	June 30, 2010
Expenses	$21,217	$20,205	5%		$39,646	$36,187	10%
% of Revenues	6%	7%	(1	)pt	6%	6%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $4.1 million and $2.6 million for the three months ended June 30, 2011 and 2010, respectively, and of $5.9 million and $5.1 million for the six months ended June 30, 2011 and 2010, respectively.

General and administrative expenses increased in absolute dollars but remained relatively constant as a percentage of revenues in both the three and six months ended June 30, 2011, as compared to the same periods in 2010. The primary drivers of the increases for both the three and six months ended June 30, 2011 as compared to the same periods in 2010 were related to increased headcount of 21% in 2011 and stock-based compensation expenses, partially offset by lower severance, legal and other costs associated with the CEO transition that occurred in May 2010. General and administrative expenses also increased due to the reinstatement of annual merit increases and incentive programs in the third quarter of 2010. The remaining increase in general and administrative expenses in absolute dollars was, to a lesser extent, due to increases in other outside services and headcount-related expenses.

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

Acquisition-related Costs

We expense all acquisition-related costs as incurred. These costs generally include outside services for legal and accounting fees and other integration services. We have spent and will continue to spend significant resources identifying and acquiring businesses. During the three and six months ended June 30, 2011, we recorded $2.0 million and $4.3 million of acquisition-related costs, respectively. These costs were due in part to our acquisition of Accordent Technologies, Inc. (“Accordent”) on March 21, 2011 and our acquisition of HPVC which closed on July 27, 2011. No such activities occurred in the three and six months ended June 30, 2010. We will incur additional acquisition-related costs in the third quarter of 2011 as a result of the closing of the HPVC acquisition.

Amortization of Purchased Intangibles

In the three months ended June 30, 2011 and 2010, we recorded $1.7 million and $1.4 million, respectively, and in the six months ended June 30, 2011 and 2010, we recorded $3.1 million and $2.9 million, respectively, for amortization of purchased intangibles related to our acquisitions. The increase in both the three and six months ended June 30, 2011 as compared to the respective year ago periods is primarily due to the amortization of purchased intangibles acquired from Accordent in the first quarter of 2011. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended June 30, 2011 and 2010, we recorded $0.9 million and $1.5 million, respectively, and during the six months ended June 30, 2011 and 2010, we recorded $3.5 million and $3.3 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to reallocate resources to more strategic growth areas of the business.

See Note 5 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

Management has approved and communicated plans to consolidate our Colorado facilities as well as transition certain engineering and product management positions in our Andover, Massachusetts facility to other locations in order to gain efficiencies. As a result, we expect to record charges totaling approximately $6.0 million over the next few quarters depending upon timing of employee terminations or relocations and the vacating of the facilities. These charges primarily include costs for idle facilities and to a lesser extent, severance and relocation costs for impacted individuals. The timing and extent of these charges could change depending on the actual timing of the planned transitions. For example, our Colorado facility consolidation was delayed from the second quarter of 2011 to the third quarter of 2011.

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

Litigation Reserves and Payments

During the three and six months ended June 30, 2010, we recorded a liability totaling $1.2 million related to the settlement of a legal matter during the period. There were no such expenses in the three and six months ended June 30, 2011.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses. Interest and other income (expense), net was a net expense of $0.7 million and a net gain of $0.4 million during the three months ended June 30, 2011 and 2010, respectively. The decrease to a net expense of $0.7 million for the three months ended June 30, 2011 as compared to a net gain of $0.4 million for the three months ended June 30, 2010 was primarily due to lower realized gain recognized on investments, increased taxes, licenses and fees, lower interest income and recognition of a loss on disposal of assets in 2011 as opposed to gain recognized in the same period in 2010. These unfavorable factors were slightly offset by foreign exchange related gains recognized in the second quarter of 2011 as opposed to a foreign exchange related loss recognized in the same period in 2010.

Interest and other income (expense), net was a net expense of $2.0 million and $8.2 million during the six months ended June 30, 2011 and 2010, respectively. The decrease in net expenses was primarily due to losses recognized in the first half of 2010 totaling $6.5 million related to investments that we considered to be other-than temporarily impaired as compared to $0.5 million of impairment charges related to our investments in private companies recorded during the first half of 2011. In addition, we recognized a foreign exchange related gain in 2011 as opposed to a foreign exchange related loss in the same period of 2010. We also wrote off a $0.9 million of non-trade receivable during the six months ended June 30, 2010 which we did not have during the same period in 2011. These positive impacts were slightly offset by an increase in taxes, licenses and fees, a decrease in interest income and a loss recognized as a result of asset disposals during the six months ended June 30, 2011 as compared to the same period in 2010. See Note 8 of Notes to Condensed Consolidated Financial Statements for further discussion on the accounting for our investments.

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

Provision for Income Taxes

Our effective tax rate was 25.2% and 22.5% for the three months ended June 30, 2011 and 2010, respectively, and 14.4% and 21.7% for the six months ended June 30, 2011 and 2010, respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world, partially offset by non-deductible stock compensation.

In the three months ended June 30, 2011, we recorded discrete items with a net tax impact of $0.5 million primarily due to an adjustment to tax reserves for a foreign income tax audit. In the six months ended June 30, 2011, we recorded a discrete benefit of $7.4 million, primarily due to a reserve release associated with the resolution of a multi-year tax audit.

In the three and six months ended June 30, 2010, we recorded discrete items with a net tax benefit of $0.2 million and $0.5 million, respectively. These amounts included net tax benefits associated with adjustments to prior year foreign income tax accruals, settlement of tax audit matters, reversal of tax reserves due to statute expirations and other miscellaneous discrete items.

As of June 30, 2011, the amount of gross unrecognized tax benefits was $31.3 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2011, we had accrued a net $2.1 million payable for interest and penalties. We anticipate that except for $0.9 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 13 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and six months ended June 30, 2011 and 2010.

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

The following is a summary of the financial information for each of our segments for the three and six month periods ended June 30, 2011 and 2010 (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2011:
Revenue	$189,607	$88,891	$87,111	$365,609
% of total revenue	52%	24%	24%	100%
Contribution margin	80,393	35,158	43,264	158,815
% of segment revenue	42%	40%	50%	43%
For the three months ended June 30, 2010:
Revenue	$155,946	$74,151	$64,538	$294,635
% of total revenue	53%	25%	22%	100%
Contribution margin	60,239	25,361	29,473	115,073
% of segment revenue	39%	34%	46%	39%
For the six months ended June 30, 2011:
Revenue	$365,358	$174,968	$169,448	$709,774
% of total revenue	51%	25%	24%	100%
Contribution margin	152,627	68,222	83,862	304,711
% of segment revenue	42%	39%	49%	43%
For the six months ended June 30, 2010:
Revenue	$306,076	$141,638	$123,075	$570,789
% of total revenue	54%	25%	21%	100%
Contribution margin	118,318	47,908	57,197	223,423
% of segment revenue	39%	34%	46%	39%

Americas

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2011	June 30, 2010	Increase		June 30, 2011	June 30, 2010	Increase
Revenue	$189,607	$155,946	22%		$365,358	$306,076	19%
Contribution margin	$80,393	$60,239	33%		$152,627	$118,318	29%
Contribution margin as % of Americas revenues	42%	39%	3	pts	42%	39%	3	pts

Our Americas segment revenues increased by 22% and 19% in the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010, particularly in the United States and Brazil. The increases in these countries were partially offset by a decrease in Canada. The increase in revenues was driven by increases in our UC group systems, network infrastructure, and UC personal devices revenues. Increases in UC group systems revenues in the Americas was primarily driven by increased group video revenues, increased group voice revenues, and to a lesser extent, increased immersive telepresence revenues. Network infrastructure revenues growth was as a result of increased sales of our UC Intelligent Core network infrastructure products and services. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies and to a lesser extent, increase in desktop video revenues, partially offset by decreased wireless product revenues.

In the three months ended June 30, 2011 and 2010, one channel partner in our Americas segment accounted for 26% and 23% of our Americas net revenues, respectively. In the six months ended June 30, 2011 and 2010, one channel partner in our Americas segment accounted for 26% and 24% of our Americas net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of Americas segment revenues increased by 3 percentage points for both the three and six months ended June 30, 2011 as compared to the same periods in 2010. The increases in contribution margin as a percentage of revenue were primarily due to increased gross margins and a decrease in direct sales and marketing expenses as a percentage of revenue. The increases in gross margins were driven primarily by a mix shift toward higher margin products in UC Intelligent Core network infrastructure product offerings and a decrease in cost of services. These favorable factors were slightly offset by an increase in average discounting for both the three and six months ended June 30, 2011. Direct sales and marketing expenses increased in absolute dollars but decreased as a percentage of revenue. The increases in absolute dollars were due to increased headcount and higher spending on marketing programs. The decrease as a percentage of revenue was due to increased productivity of our sales force.

EMEA

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2011	June 30, 2010	Increase		June 30, 2011	June 30, 2010	Increase
Revenue	$88,891	$74,151	20%		$174,968	$141,638	24%
Contribution margin	$35,158	$25,361	39%		$68,222	$47,908	42%
Contribution margin as % of EMEA revenues	40%	34%	6	pts	39%	34%	5	pts

Our EMEA segment revenues increased by 20% and 24 % in the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010 due to broad-based growth throughout most of EMEA, being led by growth primarily in Russia, Nordic countries and Germany. The increases in revenues were driven by increases in our UC group systems, network infrastructure, and UC personal devices revenues. Increases in UC group systems revenues in EMEA were primarily driven by increased group video revenues, group voice revenues and to a lesser extent, immersive telepresence revenues except for the three months ended June 30, 2011 during which immersive telepresence revenues actually decreased and therefore, partially offset the increases in group systems revenues. Network infrastructure revenues growth was a result of increased sales of the products and services that comprise our UC Intelligent Core platform. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies and an increase in wireless product revenues, while desktop video revenues remained relatively constant for both periods.

In the three months ended June 30, 2011 and 2010, one channel partner in our EMEA segment accounted for 12% and 11% of our EMEA net revenues, respectively. In the six months ended June 30, 2011 and 2010, one channel partner in our EMEA segment accounted for 11% of our EMEA net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of EMEA segment revenues increased by 6 and 5 percentage points for the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The contribution margin as a percentage of revenue increased primarily due to lower direct sales and marketing expenses as a percentage of revenues and to a lesser extent, an increase in gross margin. The decrease in direct sales and marketing expenses as a percentage of revenue was due primarily to increased productivity of our sales force and a decrease in program investments. The increase in gross margins was driven primarily to a decrease in cost of services while product margin as a percentage of revenue remained relatively flat.

APAC

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2011	June 30, 2010	Increase		June 30, 2011	June 30, 2010	Increase
Revenue	$87,111	$64,538	35%		$169,448	$123,075	38%
Contribution margin	$43,264	$29,473	47%		$83,862	$57,197	47%
Contribution margin as % of APAC revenues	50%	46%	4	pts	49%	46%	3	pts

Our APAC segment revenues increased by 35% and 38% in the three and six months ended June 30, 2011, respectively, as compared with the same periods in 2010 primarily due to investments made in our go-to-market capabilities. Revenues from China, Australia and India contributed to the strong growth in APAC. The increases in revenues were driven by increases in our UC group systems, network infrastructure, and to a lesser extent, UC personal devices revenues. Increases in UC group systems revenues in APAC was primarily driven by increased group video revenues, and to a lesser extent, increased immersive telepresence revenues and group voice revenues. Network infrastructure revenues growth was a result of increased sales of the products and services that comprise our UC Intelligent Core platform. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies, partially offset by a decrease in desktop video revenues.

In the three months ended June 30, 2011 and 2010, two channel partners in our APAC segment, in aggregate, accounted for 29% and 27% of our APAC net revenues, respectively. In the six months ended June 30, 2011 and 2010, two channel partners in our APAC segment, in aggregate, accounted for 30% and 26% of our APAC net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of APAC segment revenues increased 4 and 3 percentage points in the three and six months ended June 30, 2011, respectively, as compared to the same periods in 2010. The contribution margin as a percentage of revenue increased primarily due to increased gross margins and a slight decrease in direct sales and marketing expenses as a percentage of revenues. The increases in gross margins were driven primarily by a mix shift toward higher margin products in UC Intelligent Core network infrastructure product offerings and a decrease in cost of services. Direct sales and marketing expenses increased in absolute dollars but slightly decreased as a percentage of revenue. The increases in absolute dollars were due to increased headcount, higher spending in sales and marketing and to a lesser extent, fluctuations in foreign currencies. The decrease as a percentage of revenue was due to increased productivity of our sales force.

Liquidity and Capital Resources

As of June 30, 2011, our principal sources of liquidity included cash and cash equivalents of $363.6 million, short-term investments of $197.2 million and long-term investments of $48.2 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 8 of Notes to our Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $2.2 million, the majority of which are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $175.3 million as of June 30, 2011, and the remaining $433.7 million was held by various foreign subsidiaries outside of the United States.

If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $130.9 million in the six months ended June 30, 2011, compared to $60.9 million in the comparable period of 2010. The increase in cash provided from operating activities for the six months ended June 30, 2011 as compared to the same period in 2010 was due primarily to increased net income after adjustment of non-cash expenses, decreased inventories, increased other accrued liabilities, decreased prepaid expenses and other assets and increased in taxes payable. Partially offsetting these positive effects were increases in trade receivables, deferred taxes and a lower increase in accounts payable.

The total net change in cash and cash equivalents for the six months ended June 30, 2011 was an increase of $39.4 million. The primary sources of cash were $130.9 million from operating activities, $29.9 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $12.0 million in excess tax benefits from stock-based compensation. The primary uses of cash during this period were $50.0 million for the acquisition of Accordent, net of cash acquired, $33.9 million for purchases of investments, net of sales and maturities, $32.0 million for purchases of property and equipment and $17.4 million for purchases of our common stock to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, inventory write-downs for excess and obsolescence, impairment of private company investments and non-cash stock-based compensation), and increases in other accrued liabilities, taxes payable and accounts payable and a decrease in inventories. Partially offsetting the positive effect of these items were increases in trade receivables, deferred taxes and prepaid expenses and other assets.

Our days sales outstanding (“DSO”) metric was 47 days at June 30, 2011 and 41 days at June 30, 2010. The increase in DSO is due in part to our second quarter 2011 revenue linearity, increased international revenue and a resulting increase in international receivables, which typically have longer payment terms. We expect international revenues to become an increasing portion of our total revenues which, as a result, could continue to impact our DSO. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.6 turns at June 30, 2011 as compared to 5.4 turns at June 30, 2010. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three and six months ended June 30, 2011, we did not purchase any shares of our common stock in the open market. During the three and six months ended June 30, 2010, we purchased approximately 1.3 million shares and 3.0 million shares, as adjusted for the stock split, respectively, of common stock in the open market for cash $20.0 million and $40.0 million, respectively. As of June 30, 2011, we are authorized to purchase up to an additional $118.0 million under our current share repurchase plan. We continue to closely monitor our repurchase program, and as a result, our stock repurchase activity could vary from period to period. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the related reduction to retained earnings included in stockholder’s equity in our condensed consolidated balance sheets.

At June 30, 2011, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $248.1 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

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

The table set forth below shows, as of June 30, 2011, the future minimum lease payments due under our current lease obligations. As of June 30, 2011, we no longer have any sublease income. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2011 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long-Term Liabilities	Purchase Commitments
Remainder of 2011	$11,913	$2,422	$—	$242,655
2012	24,332	4,861	1,406	5,431
2013	18,587	3,848	811	14
2014	16,135	3,060	1,278	7
2015	12,162	2,167	1,045	—
Thereafter	31,595	3,912	8,526	—

Total payments	$114,724	$20,270	$13,066	$248,107

As discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements, at June 30, 2011, we have unrecognized tax benefits, including related interest, totaling $33.4 million, $0.9 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2011 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC
Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. With the exception of those discussed below, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three and six months ended June 30, 2011.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that will become effective for us beginning January 1, 2012, with earlier adoption permitted. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We are currently assessing the potential impact on the adoption of this guidance on its financial statements.

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

Excess and Obsolete Inventory

We record write-downs for excess and obsolete inventory equal to the difference between the cost of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions. If actual product life cycles, product demand and market conditions are less favorable than those projected by management, additional inventory write-downs may be required. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration of or increase in that newly established cost basis.

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

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of June 30, 2011, we have $55.2 million in net deferred tax assets. Included in the net deferred tax asset balance is a $3.4 million valuation allowance primarily related to net operating losses generated in Denmark.

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

As of June 30, 2011, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, municipal securities and money market funds. Included in available-for-sale securities are cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

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

Goodwill and Purchased Intangibles

At June 30, 2011, we had goodwill and purchased intangibles of approximately $532.1 million and $35.2 million, respectively, including the impact of the acquisition of Accordent, which increased goodwill and purchased intangibles by approximately $36.0 million and $17.6 million, respectively, after subsequent purchase price allocation adjustment recorded during the second quarter of 2011. We assess the impairment of goodwill and other indefinite lived intangibles at least annually unless impairment indicators exist sooner. We assess the impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important that could trigger an impairment review include the following:

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

There was no impairment charge recorded in the three and six months ended June 30, 2011 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Private Company Investments

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write-down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. During the three months ended June 30, 2011, we did not record any impairment relate to these investments. During the six months ended June 30, 2011, we recorded $0.5 million associated with the impairment of these investments in interest and other income (expense), net in our condensed consolidated statements of operations. At June 30, 2011 and December 31, 2010, our private company investments had a carrying value of $2.0 million and $2.5 million, respectively.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2011. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at June 30, 2011 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 6/30/2011	+50 BPS	+100 BPS	+150 BPS
$246,665	$246,245	$245,826	$245,407	$244,988	$244,569	$244,150

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

As of June 30, 2011, we had outstanding forward exchange contracts to sell 20.4 million Euros at 1.40, sell 6.8 million British Pounds at 1.65, and sell 6.9 million Israeli Shekels at 3.20. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of June 30, 2011, we also had net outstanding foreign exchange contracts to sell 9.9 million Euros at 1.23, sell 0.6 million British Pounds at 1.50 and buy 13.5 million Israeli Shekels at 3.89. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of June 30, 2011, we had net outstanding foreign exchange contracts to sell 7.1 million Euros at 1.44, buy 1.6 million British Pounds at 1.58 and buy 12.3 million Israeli Shekels at 3.53. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of June 30, 2011, we also had net outstanding foreign exchange contracts to sell 62.5 million Euros at 1.37, sell 3.3 million British Pounds at 1.57 and buy 71.7 million Israeli Shekels at 3.56. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of June 30, 2011, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Competition that we face in the Americas, EMEA and Asia Pacific for our UC solutions and network infrastructure products is intense and it will likely intensify and could place increased pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems, Inc., who acquired Tandberg ASA, previously our largest independent competitor. Our other global competitors include Logitech International S.A., RADVISION Ltd., Avaya, Inc. and Motorola, Inc. We also compete with other smaller or new industry entrants.

Our competitors continue to develop and introduce new technologies, sometimes proprietary, that represent threats such as Skype, which recently announced it will be acquired by Microsoft, and Apple FaceTime. Other offerings such as Cisco Systems’ CIUS and Avaya’s Flare-based ADVD also represent new competitive developments for Polycom. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing which will correspondingly have a negative impact on our revenues, operating margins, and our ability to effectively compete against these companies.

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

Strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. For instance, in April 2010, Cisco Systems completed its acquisition of Tandberg, previously our largest independent competitor. As a result, we now compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and an expanded video communications solutions product line. This new product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya completed its acquisition of Konftel in January 2011, HP announced its partnership with Vidyo, Inc. in June 2010, Logitech completed its acquisition of LifeSize Communications, Inc. in December 2009, and LifeSize announced partnership with Alcatel-Lucent in April 2010. These consolidations and partnerships have resulted in increased competition and pricing pressure for our UC solutions, which could also negatively impact our future results of operations, as the newly-combined entities will have greater financial resources, deeper mass market sales channels and greater pricing flexibility than the standalone entities.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the fiscal year ended December 31, 2009. Despite some recent signs of stabilization and our growth in revenues in fiscal year 2010 and the first half of 2011, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis in Europe and domestic debt and budget issues continue to create uncertainty and unpredictability and cause us to continue to be cautious about our future outlook. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

As a result of these and potentially other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, or below any financial guidance we may provide to the market, our stock price will likely decline. Further, as the scale of our business increases, meeting financial guidance may become less predictable and more difficult to achieve. In addition, financial guidance beyond the current quarter is inherently subject to greater risk and uncertainty.

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

In addition, we are making additional investments in developing our immersive telepresence solutions and other product innovations as part of our key strategic initiatives to deliver cloud-based and mobile UC solutions. Ultimately, it is possible that our increased investments in this area may not yield the financial results that we plan to achieve from such investments as quickly as anticipated, or at all. In addition, in our high-end UC solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers. We and our channel partners must also effectively educate our potential end-user customers about the benefits of unified communication solutions and the products that we offer and the features available over those of our competitors.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology and quality issues could cause delays in new product introduction. Component part shortages, such as those we experienced in the first half of 2010, could also cause delays in product delivery to our customers and lead to increased costs as we are required to expedite shipping to meet our product order requests. Further, some defects may not be detected or cured prior to a new product launch, or may be detected after a product has already been launched and may be incurable or result in a product recall. For example, in the past we have encountered defects with the lithium ion batteries in our wireless products. The occurrence of any of these events has resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others.

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

We have acquired two businesses in 2011 in addition to our historical acquisitions, most recently being our acquisition in July 2011 of the assets pf HPVC, which was one of HP’s business units. The preliminary purchase price allocation for the acquisition of HPVC is not currently available as the appraisals necessary to assess fair values of assets acquired and liabilities assumed are not yet complete. We also acquired Accordent in March 2011 in which we recorded an additional goodwill of $36.0 million and purchased intangibles of $17.6 million, after subsequent adjustments of purchase price allocations recorded during the three months ended June 30, 2011. As of June 30, 2011, our goodwill valued at approximately $532.1 million and other purchased intangible assets valued at approximately $35.2 million, which together represent a significant portion of the assets recorded on our condensed consolidated balance sheets. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our condensed consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. As of June 30, 2011, our investments in private companies were valued at $2.0 million. We recorded $0.5 million in impairment charge during the six months ended June 30, 2011 in interest and other income/(expense), net. We did not record any such impairment charge during the three months ended June 30, 2011. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Difficulties in identifying and integrating our acquisitions or implementing restructuring plans could adversely impact our business.

Difficulties in identifying and integrating acquisitions could adversely affect our business.

We have completed a number of acquisitions during our operating history, with our most recent acquisitions being the HPVC business of HP and Accordent. The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business.

Failure to achieve the anticipated benefits of any acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

•

incorporating the acquired company’s technology and products and services into our current and future product lines, including providing new services such as the managed services business being acquired in the HPVC acquisition;

•	potential deterioration of the acquired company’s product sales and corresponding revenues due to integration activities and management distraction;

•	managing integration issues including, in the case of our acquisition of HPVC, the continuing provisioning of transition services by HP to us;

•	potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product offerings of the newly acquired company with our existing product lines;

•	potentially incompatible cultural differences between the two companies;

•	geographic dispersion of operations;

•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;

•	generating marketing demand for an expanded product line;

•	distraction of the existing and acquired sales force during the integration of the companies;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

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

As part of our key strategic initiatives, we are building strategic partnerships with such companies as Avaya, Broadsoft, Inc., HP, IBM Corporation, Juniper Networks, Inc., McAfee, Inc., Microsoft Corporation and Siemens AG. For example, in conjunction with our acquisition of HP’s HPVC business, HP and Polycom have entered into a strategic relationship in which we will serve as an exclusive partner to HP for certain video unified communications solutions for both resale and internal HP deployments. This exclusivity is limited to the Polycom telepresence, group video systems, and UC network infrastructure product offerings available at the applicable time during the exclusivity period and does not preclude the purchase or resale of Microsoft products sold and developed in these categories. Defining, managing and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the unified communications market and to take advantage of anticipated future market growth.

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

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. As a consequence of these conflicts such as these, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call manager providers and wireless network infrastructure providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Further, our strategic partners may acquire businesses that are competitive with us, such as Avaya’s acquisition of konftel in January 2011. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

Although to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. In particular, with the acquisition of HP’s HPVC business, a number of the customer contracts that we will assume provide for local currency billings. We maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are primarily denominated in foreign currency with no offsetting revenues in those currencies except for the Euro and British Pound. As a result of these factors, we expect our business will be vulnerable to currency fluctuations, which could adversely impact our margins. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected. We will continue to evaluate whether it is necessary to denominate sales in local currencies other than the Euro and the British Pound, depending on customer requirements, thereby further increasing our foreign exchange risk.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, such as we have seen in the Euro and British Pound in 2010, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our program, in the first and second quarters of 2011, we reduced operating income by $0.5 million and $2.4 million, respectively, as compared to increasing operating income in the the first, second, third and fourth quarters of 2010 by 0.5 million, $1.7 million, $1.4 million, and $1.0 million, respectively.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. For example, in September 2010, we announced the hiring of multiple new executives with responsibilities including strategy, technology, products, development, EMEA sales and marketing, global services and human resources and we recently announced the addition of a worldwide sales leader. As these new executives assess their areas of responsibilities and define their organizations, it will likely result in additional organizational changes or restructuring actions and charges. Future changes to our executive and senior management teams, including new executive hires or departures, or other organizational changes implemented by our executive leadership team, could cause disruption to the business and have an impact on our ability to execute successfully in future periods while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

We have experienced significant growth in our business and operations due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, our operating results will be negatively affected.

Our business has grown in recent years through internal expansion and we announced several key strategic initiatives for 2011 that we are undertaking to further grow our business, including developing our cloud-based UC solutions, delivering our UC solutions to mobile platforms, leveraging our strategic partnerships, enabling service providers to deploy new UC services through our network infrastructure and at the end-user level, and increasing innovation across all of our products. Our execution against our strategic initiatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated. Further, continued growth in general, which may include growth through business acquisitions, such as our acquisitions of HP’s HPVC business in July 2011 and Accordent in March 2011, may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology, financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. In addition, we must continue to evolve our processes, such as the process we use for collecting customer information, to take advantage of automation tools as the size of our business grows, or the processes that we developed when we were a smaller company may not be sustainable and could cause harm to our business. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

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

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions result in charges to operations of $0.9 million, $3.5 million and $8.1 million that we recorded as restructuring costs during the three and six months ended June 30, 2011 and the year ended December 31, 2010, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

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

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. During the first half of 2010, we experienced material shortages from several key component suppliers which delayed our manufacturing output for certain of our UC solutions and network infrastructure products. Although to a lesser extent, we continued to experience material shortages during the second half of 2010 and first half of 2011, we expect some of these shortages to continue for the remainder of 2011 and possibly longer. Further, the recent earthquake and tsunami in Japan has affected certain of our suppliers, which could negatively impact the supply of components for some of our products. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we have seen in recent quarters.

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

In the case of the managed services we provide to users of our telepresence products, we are dependent upon third party suppliers for such services. In the event that any such supplier is acquired by a competitor or faces financial difficulty, such event creates a risk of managed service discontinuity for our customers while we search for a replacement provider and may materially adversely affect our ability to sell our telepresence products.

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

Our products and services are subject to various federal, state, local and foreign laws and regulations. Compliance with current laws and regulations has not had a material adverse effect on our financial condition. However, new laws and regulations or new or different interpretations of existing laws and regulations could deny or delay our access to certain markets or require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition and results of operations.

The telecommunications industry is regulated by the Federal Communications Commission (“FCC”) in the United States and similar government agencies in other countries and is subject to changing political, economic, and regulatory influences. Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate now or in the future, in the United States or other countries could materially adversely affect our business, operating results, and financial condition, including our newly acquired managed services offering. Further, changes in the regulation of our activities, such as increased or decreased regulation affecting prices, could also have a material adverse effect upon our business and results of operations.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. In the first half of 2011, we did not recognize any other-than-temporary impairment or losses on our investments.

With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments to mitigate these risks. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first and second quarters of 2011, we reduced operating income by $0.5 million and $2.4 million, respectively, as compared to increasing operating income in the first, second, third and fourth quarters of 2010 by $0.5 million, $1.7 million, $1.4 million, and $1.0 million, respectively.

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

In the case of our managed services business, any circuit failure or downtime could affect a significant portion of our customers. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions could harm our reputation or cause us to miss contractual obligations, which could have a material adverse effect on our operating results and our business.

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

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. We believe inventory turns will continue to fluctuate depending upon our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and a greater mix of ocean freight versus air freight to reduce freight costs. For instance, our inventory levels have increased from the June 30, 2010 levels as a result of these factors.

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

•

failure of our future operating results to meet expectations of stock market analysts or investors or any financial guidance we may provide to the market, which is inherently subject to greater risk and uncertainty as expectations increase;

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

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended June 30, 2011, as adjusted for the stock split:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
4/1/11 to 4/30/11	764	$26.80	—	$118,013,000
5/1/11 to 5/31/11	76,536	$28.95	—	$118,013,000
6/1/11 to 6/30/11	1,020	$29.46	—	$118,013,000

Total	78,320	$28.94	—

(1)	All of the 78,320 shares repurchased in April through June 2011 were used to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of June 30, 2011, the Company was authorized to purchase up to an additional $118.0 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	(REMOVED AND RESERVED)

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective May 26, 2011 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011).

10.1*	Polycom, Inc. 2011 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

10.2*	Polycom, Inc. 2005 Employee Stock Purchase Plan (May 26, 2011 Amendment and Restatement) (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit No.	Description

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 2, 2011

POLYCOM, INC.

/S/ ANDREW M. MILLER
Andrew M. Miller
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MICHAEL R. KOUREY
Michael R. Kourey
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective May 26, 2011 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2011).

10.1*	Polycom, Inc. 2011 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

10.2*	Polycom, Inc. 2005 Employee Stock Purchase Plan (May 26, 2011 Amendment and Restatement) (which is incorporated herein by reference to Exhibit10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.