Form 10-Q
period 2011-09-30
POLYCOM INC
filed 2011-10-31
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

There were 177,139,102 shares of the Company’s Common Stock, par value $.0005, outstanding on October 21, 2011.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$289,016	$324,188
Short-term investments	202,181	170,154
Trade receivables, net of allowance for doubtful accounts of $1,864 and $1,844 at September 30, 2011 and December 31, 2010 respectively	205,968	154,507
Inventories	110,829	113,994
Deferred taxes	33,939	32,357
Prepaid expenses and other current assets	50,292	41,884

Total current assets	892,225	837,084
Property and equipment, net	120,532	110,321
Long-term investments	48,345	41,316
Goodwill	567,978	493,105
Purchased intangibles, net	77,815	26,580
Deferred taxes	16,568	18,388
Other assets	20,884	20,611

Total assets	$1,744,347	$1,547,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$100,563	$90,890
Accrued payroll and related liabilities	35,147	35,222
Deferred revenue	132,071	104,919
Other accrued liabilities	53,013	54,651

Total current liabilities	320,794	285,682
Non-current liabilities
Deferred revenue	72,600	55,292
Taxes payable	15,285	16,690
Deferred taxes	802	2,057
Other non-current liabilities	12,986	12,714

Total non-current liabilities	101,673	86,753

Total liabilities	422,467	372,435
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 177,132,858 shares at September 30, 2011 and 173,109,892 shares at December 31, 2010	41	40
Additional paid-in capital	1,234,410	1,162,201
Cumulative other comprehensive income	4,663	1,112
Retained earnings	82,766	11,617

Total stockholders’ equity	1,321,880	1,174,970

Total liabilities and stockholders’ equity	$1,744,347	$1,547,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Product revenues	$302,435	$255,496	$889,362	$728,348
Service revenues	76,582	52,573	199,429	150,510

Total revenues	379,017	308,069	1,088,791	878,858

Cost of revenues:
Cost of product revenues	121,271	99,913	352,922	291,463
Cost of service revenues	31,164	25,371	82,540	74,390

Total cost of revenues	152,435	125,284	435,462	365,853

Gross profit	226,582	182,785	653,329	513,005

Operating expenses:
Sales and marketing	113,108	97,214	320,717	282,491
Research and development	53,589	38,278	147,116	108,423
General and administrative	22,347	19,440	61,993	55,627
Amortization of purchased intangibles	3,009	1,406	6,093	4,267
Restructuring costs	1,264	3,301	4,739	6,574
Acquisition-related costs	3,578	0	7,924	0
Litigation reserves and payments	0	0	0	1,235

Total operating expenses	196,895	159,639	548,582	458,617

Operating income	29,687	23,146	104,747	54,388
Interest and other income (expense), net	(1,298)	293	(3,305)	(7,931)

Income before provision for income taxes	28,389	23,439	101,442	46,457
Provision for income taxes	4,669	6,171	15,201	11,174

Net income	$23,720	$17,268	$86,241	$35,283

Basic net income per share	$0.13	$0.10	$0.49	$0.21

Diluted net income per share	$0.13	$0.10	$0.47	$0.20

Weighted average shares outstanding for basic net income per share calculation	177,249	170,626	176,325	170,090
Weighted average shares outstanding for diluted net income per share calculation	182,519	175,968	181,816	175,728

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$86,241	$35,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	38,732	29,728
Amortization of purchased intangibles	14,943	14,263
Provision for excess and obsolete inventories	6,189	3,337
Non-cash stock-based compensation	46,583	42,410
Impairment of private company investments	500	0
Excess tax benefits from stock-based compensation	(13,330)	(6,649)
Write down of investments other-than temporarily impaired	0	6,530
Loss on disposal of property and equipment	738	215
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(49,553)	(14,621)
Inventories	1,261	(34,217)
Deferred taxes	(1,383)	(5,068)
Prepaid expenses and other assets	(4,705)	(24,353)
Accounts payable	9,466	19,323
Taxes payable	11,553	3,571
Other accrued liabilities and deferred revenue	30,395	31,913

Net cash provided by operating activities	177,630	101,665

Cash flows from investing activities:
Purchases of property and equipment	(45,404)	(51,816)
Purchases of investments	(306,199)	(291,613)
Proceeds from sale of investments	31,687	98,310
Proceeds from maturity of investments	235,412	138,895
Cash paid in purchase acquisition, net of cash acquired	(139,041)	0

Net cash used in investing activities	(223,545)	(106,224)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	40,495	43,796
Purchase and retirement of common stock	(43,082)	(69,264)
Excess tax benefits from stock-based compensation	13,330	6,649

Net cash provided by (used in) financing activities	10,743	(18,819)

Net decrease in cash and cash equivalents	(35,172)	(23,378)
Cash and cash equivalents, beginning of period	324,188	331,098

Cash and cash equivalents, end of period	$289,016	$307,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

On June 1, 2011, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock effected in the form of a 100% stock dividend (“the stock split”). The stock split entitled each stockholder of record at the close of business on June 15, 2011 to receive one additional share of common stock for every one share of common stock owned as of that date, payable by the Company’s transfer agent on July 1, 2011. The par value of the Company’s common stock was maintained at the pre-split amount of $0.0005 per share. The condensed consolidated financial statements and notes thereto, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the nine months ended September 30, 2011 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”). With the exception of those discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2011, that are of significance or potential significance to the Company.

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

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment that will become effective for the Company beginning January 1, 2012, with earlier adoption permitted if the Company has not yet performed its 2011 annual impairment test or issued its financial statements. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company is currently assessing the potential impact on the adoption of this guidance on its financial statements.

3. BUSINESS COMBINATIONS

Accordent Technologies, Inc.

On March 21, 2011, the Company completed its acquisition of all of the outstanding shares of Accordent Technologies, Inc. (“Accordent”), a privately held video content management and delivery solutions company headquartered in El Segundo, California, pursuant to the terms of the Agreement and Plan of Merger dated as of March 21, 2011. The total cash consideration for Accordent was approximately $50.0 million. The Company has included the financial results of Accordent in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the effect of the Accordent acquisition was not material to the Company’s financial results.

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

The total preliminary purchase price was allocated to the net tangible and intangible assets based upon their fair values as of March 21, 2011. During the nine months ended September 30, 2011, the Company identified purchase price allocation adjustments mainly to the deferred tax liabilities and to a lesser extent, to current assets and liabilities acquired. The purchase price allocation as set forth below has been retrospectively adjusted. The purchase price allocation adjustments decreased current assets, deferred tax liabilities and goodwill by $0.3 million, $3.2 million, and $2.9 million, respectively, and increased current liabilities by less than $0.1 million.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date, as retrospectively adjusted (in thousands):

Tangible assets:
Current assets	$2,170
Property, plant and equipment	82

Total tangible assets acquired	2,252

Liabilities:
Current liabilities	(4,112)
Long-term liabilities	(528)

Total liabilities assumed	(4,640)
Fair value of net liabilities assumed	(2,388)

Intangible assets consisting of:
Core and developed technology	12,300
Customer and partner relationships	4,600
Trade name	700
Deferred tax liability	(1,625)
Goodwill	36,454

Total consideration	$50,041

Goodwill is not deductible for tax purposes. The goodwill balance is primarily attributable to expected synergies from combining Accordent’s video solutions into the Company’s product offerings. The fair values of intangible assets were calculated based on the income and cost approaches and are being amortized over 2 to 6 years. The acquisition-related costs were expensed as incurred.

Hewlett-Packard Visual Collaboration

On July 27, 2011, the Company acquired the assets of Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo Products and Managed Services business, for approximately $89.0 million in cash (the “HPVC Acquisition”). In conjunction with the HPVC Acquisition, the Company will also purchase certain additional assets that are owned by HP Financial Services. Any adjustment to the preliminary purchase price allocation as a result of purchasing these additional assets is not expected to be material. The Company has included the financial results of HPVC in the condensed consolidated financial statements from the date of acquisition. Pro forma results of operations for the acquisition have not been presented because the effect of the HPVC Acquisition was not material to the Company’s financial results.

The acquisition expands the Company’s offerings in the immersive telepresence market and strengthens the Company’s leadership position in the UC and telepresence markets by bringing HPVC’s installed base of visual collaboration products and technology together with the Company’s customer base.

The total preliminary purchase price of $89.0 million was allocated to the net tangible and intangible assets based upon their fair values as of July 27, 2011. The excess of the preliminary purchase price over the net tangible and intangible assets was recorded as goodwill. The Company may adjust the preliminary purchase price allocation after giving consideration to final valuation reports and obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

The following table summarizes the estimated fair values of the assets and liabilities assumed at the acquisition date (in thousands):

Tangible assets:
Current assets	$5,424
Property, plant and equipment	2,878
Long-term assets	1,257

Total tangible assets acquired	9,559

Liabilities:
Current liabilities	(3,531)
Long-term liabilities	(3,569)

Total liabilities assumed	(7,100)
Fair value of net assets assumed	2,459

Intangible assets consisting of:
Core and developed technology	2,000
Customer and partner relationships	45,400
Trade name	700
Other	400
Goodwill	38,041

Total consideration	$89,000

Goodwill is not deductible for tax purposes. The goodwill balance is primarily attributable to expected synergies from combining HPVC’s immersive telepresence and managed service offerings into the Company’s product and service offerings. The fair values of intangible assets were calculated based on the income approach. The customer and partner relationships intangible asset is being amortized over 6 years, and the remaining purchased intangible assets are being amortized over a period of less than one year to 5 years. The acquisition-related costs were expensed as incurred.

4. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment, retrospectively adjusted to reflect purchase price allocation adjustments recorded during the three months ended September 30, 2011(in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2010	$276,732	$91,930	$124,443	$493,105
Accordent acquisition	20,436	6,805	9,213	36,454
HPVC acquisition	11,412	11,314	15,315	38,041
Foreign currency translation	0	161	217	378
Impairment of fair value of assets acquired and liabilities assumed	0	0	0	0

Balance at September 30, 2011	$308,580	$110,210	$149,188	$567,978

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011			December 31, 2010
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$123,478	$(103,243)	$20,235	$109,178	$(94,507)	$14,671
Customer and partner relationships	94,625	(41,400)	53,225	44,625	(36,815)	7,810
Trade name	11,421	(7,448)	3,973	10,021	(6,439)	3,582
Other	5,262	(4,880)	382	4,862	(4,345)	517

Total	$234,786	$(156,971)	$77,815	$168,686	$(142,106)	$26,580

For the three and nine months ended September 30, 2011, the Company recorded amortization expense related to purchased intangibles of $3.0 million and $6.1 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2010, the Company recorded amortization expense related to purchased intangibles of $1.4 million and $4.3 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statements of operations. The Company recorded approximately $2.8 million and $8.8 million during the three and nine months ended September 30, 2011, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. The Company recorded approximately $3.3 million and $10.0 million during the three and nine months ended September 30, 2010, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of September 30, 2011 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2011	$6,494
2012	22,855
2013	13,854
2014	11,779
2015	9,495
Thereafter	12,420

Total	$76,897

Purchased intangibles include a purchased trade name intangible of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or earlier under certain circumstances.

5. RESTRUCTURING COSTS

The Company recorded $1.3 million and $3.3 million during the three months ended September 30, 2011 and 2010, respectively, and $4.7 million and $6.6 million during the nine months ended September 30, 2011 and 2010, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. During the three and nine months ended September 30, 2011, the restructuring actions also included the costs for idle facilities resulting from the consolidation of the Company’s Colorado facilities. These actions are generally intended to reallocate resources to more strategic growth areas of the business.

The following table summarizes the status of the Company’s restructuring reserves (in thousands):

Total
Balance at December 31, 2010	$3,221
Additions to the reserve	4,785
Cash payments and other usage	(5,798)

Balance at September 30, 2011	$2,208

6. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Raw materials	$4,674	$6,405
Work in process	1,469	991
Finished goods	104,686	106,598

	$110,829	$113,994

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Prepaid expenses	$31,368	$21,848
Non-trade receivables	9,666	14,317
Other current assets	9,258	5,719

	$50,292	$41,884

Deferred revenues consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Short-term:
Service	$129,728	$100,446
Product	943	3,073
License	1,400	1,400

	$132,071	$104,919

Long-term:
Service	$64,988	$46,394
Product	87	323
License	7,525	8,575

	$72,600	$55,292

Other accrued liabilities consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Accrued expenses	$15,836	$12,751
Accrued co-op expenses	4,878	6,104
Restructuring reserves	2,408	3,262
Warranty obligations	10,841	9,569
Derivative liability	4,579	4,998
Employee stock purchase plan withholding	5,177	7,129
Other accrued liabilities	9,294	10,838

	$53,013	$54,651

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance at beginning of period	$11,177	$9,672	$9,569	$9,447
Accruals for warranties issued during the period	5,428	5,271	17,957	14,640
Cost of providing warranty during the period	(5,764)	(4,867)	(16,685)	(14,011)

Balance at end of period	$10,841	$10,076	$10,841	$10,076

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $129.7 million and $100.4 million is short-term and is included as a component of “Deferred revenue” as of September 30, 2011 and December 31, 2010, respectively, and $65.0 million and $46.4 million is long-term and is included in “Long-term deferred revenue” as of September 30, 2011 and December 31, 2010, respectively, on the condensed consolidated balance sheets.

Changes in deferred maintenance revenue for the three and nine months ended September 30, 2011 and 2010 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance at beginning of period	$176,458	$125,532	$146,840	$109,538
Additions to deferred maintenance revenue	80,157	51,903	212,275	151,139
Amortization of deferred maintenance revenue	(61,899)	(43,640)	(164,399)	(126,882)

Balance at end of period	$194,716	$133,795	$194,716	$133,795

The cost of providing maintenance services for the three and nine months ended September 30, 2011 was $30.5 million and $80.3 million, respectively. The cost of providing maintenance services for the three and nine months ended September 30, 2010 was $24.3 million and $71.4 million, respectively.

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

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $289.0 million and $324.2 million at September 30, 2011 and December 31, 2010, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities, municipal securities and corporate debt securities. At September 30, 2011, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2011:
Investments—Short-term:
U.S. government securities	$121,936	$35	$(9)	$121,962
State and local governments	1,033	3	0	1,036
Corporate debt securities	79,170	33	(20)	79,183

Total investments – short-term	$202,139	$71	$(29)	$202,181

Investments—Long-term:
U.S. government securities	$37,014	$21	$(5)	$37,030
State and local governments	0	0	0	0
Corporate debt securities	11,327	6	(18)	11,315

Total investments – long-term	$48,341	$27	$(23)	$48,345

Balances at December 31, 2010:
Investments—Short-term:
U.S. government securities	$101,236	60	$(5)	$101,291
State and local governments	0	0	0	0
Corporate debt securities	68,833	43	(13)	68,863

Total investments – short-term	$170,069	$103	$(18)	$170,154

Investments—Long-term:
U.S. government securities	$20,202	$25	$(29)	$20,199
State and local governments	529	0	0	529
Corporate debt securities	20,584	22	(17)	20,588

Total investments – long-term	$41,315	$47	$(46)	$41,316

As of September 30, 2011, the Company’s total cash and cash equivalents and investments held in the United States totaled $156.2 million with the remaining $383.3 million held by various foreign subsidiaries outside of the United States.

U.S. Government Securities

The Company’s U.S. government and agency securities are mostly comprised of U.S. government agency instruments, including mortgage-backed securities. They also include direct U.S. Treasury obligations that are guaranteed by the U.S. government. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2011:
U.S. government securities	$64,280	$(15)	$0	$0	$64,280	$(15)
Corporate debt securities	32,597	(40)	0	0	32,597	(40)

Total investments	$96,877	$(55)	$0	$0	$96,877	$(55)

December 31, 2010:
U.S. government securities	$47,222	$(37)	$0	$0	$47,222	$(37)
Corporate debt securities	54,615	(38)	1,058	(1)	55,673	(39)

Total Investments	$101,837	$(75)	$1,058	$(1)	$102,895	$(76)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three and nine months ended September 30, 2011, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired. During the three and nine months ended September 30, 2010, the Company recognized realized losses of approximately $0.2 million and $5.7 million, respectively on its investment portfolio.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. During the nine months ended September 30, 2011, the Company recorded $0.5 million of impairment charges related to its private company investments in interest and other income (expense), net in the Company’s condensed consolidated statements of operations. The Company did not record such impairment charges during the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2010. The cost of these investments at September 30, 2011 and December 31, 2010 was $2.0 million and $2.5 million, respectively, and is recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2011. The Company does not hold any investments classified as Level 3 as of September 30, 2011 and December 31, 2010.

As of September 30, 2011, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (56%), corporate bonds (27%), commercial paper (15%) and money market funds (2%). Included in available-for-sale securities is approximately $36.8 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources such as spot rates, interest rate differentials and credit default rates, which do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at September 30, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
(in thousands) Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed Income available-for-sale securities (a)	$287,311	$6,136	$281,175
Foreign currency forward contracts (b)	$7,974	0	$7,974
Liabilities:
Foreign currency forward contracts (c)	$4,579	0	$4,579

(a)	Included in cash and cash equivalents and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in short-term derivative asset as prepaid and other current assets on the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative liability as other accrued liabilities on the Company’s condensed consolidated balance sheets.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2011 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	32,076	$43,292	Buy	5,946	$8,052	Buy
Euro	44,790	$61,792	Sell	20,203	$27,358	Sell
British Pound	7,466	$11,734	Buy	4,959	$7,778	Buy
British Pound	9,737	$15,538	Sell	7,187	$11,273	Sell
Israeli Shekel	26,854	$7,344	Buy	13,531	$3,696	Buy
Israeli Shekel	31,485	$8,463	Sell	0	0	0

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		September 30, 2011	September 30, 2010
Foreign exchange contracts	Interest and other income (expense), net	$1,887	$609

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

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the nine months ended September 30, 2011 and 2010 (in thousands):

Nine Months Ended September 30, 2011:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$(579)	Product revenues	$(7,230)	Interest and other income (expense), net	$(291)
		Cost of revenues	362
		Sales and marketing	2,725
		Research and development	643
		General and administrative	371

Total	$(579)		$(3,129)		$(291)

Nine Months Ended September 30, 2010:
Foreign exchange contracts	$2,917	Product revenues	$5,189	Interest and other income (expense), net	$135
		Cost of revenues	(248)
		Sales and marketing	(1,540)
		Research and development	210
		General and administrative	(49)

Total	$2,917		$3,562		$135

(a)	For the nine months ended September 30, 2011 and 2010, the loss and gain recorded, respectively, was related to the excluded time value portion of the hedge. No loss or gain was recorded for the ineffective portion for the nine months ended September 30, 2011 and 2010.

As of September 30, 2011, the Company estimated all values reported in cumulative other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in cumulative other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Beginning Balance	$(3,443)	$5,718	$(574)	$(99)
Net gains/losses reclassified into earnings for revenue hedges	932	(2,446)	7,230	(5,189)
Net gains/losses reclassified into earnings for expense hedges	(647)	1,090	(4,101)	1,626
Net change in fair value of cash flow hedges	5,134	(5,107)	(579)	2,917

Ending Balance	$1,976	$(745)	$1,976	$(745)

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the three and nine months ended September 30, 2011 and 2010, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2011 of the outstanding cash flow hedges, all of which are carried at fair value on the condensed consolidated balance sheets (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	4,557	$6,227	Buy	17,757	$24,529	Buy
Euro	9,328	$12,920	Sell	65,989	$91,101	Sell
British Pound	4,395	$6,898	Buy	17,044	$26,853	Buy
British Pound	3,852	$6,055	Sell	18,108	$28,519	Sell
Israeli Shekel	13,873	$3,717	Buy	58,177	$16,454	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of September 30, 2011 and 2010. See Note 8 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	September 30, 2011	December 31, 2010	September 30, 2011	December 31, 2010
Derivative assets (a):
Foreign exchange contracts	$5,631	$3,025	$2,344	$2,632
Derivative liabilities (b):
Foreign exchange contracts	$3,814	$3,503	$765	$1,495

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

10. STOCKHOLDER’S EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and nine months ended September 30, 2011, the Company purchased 0.9 million shares of common stock in the open market for cash of $20.0 million. During the three and nine months ended September 30, 2010, the Company purchased 1.3 million shares and 4.4 million shares, as adjusted for the stock split, respectively, of common stock in the open market for cash of $20.0 million and $60.0 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of September 30, 2011, the Company was authorized to purchase up to an additional $98.0 million of shares in the open market under the current share repurchase plan.

Comprehensive Income

The components of comprehensive income, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income	$23,720	$17,268	$86,241	$35,283
Change in unrealized gain (loss) on investments	(93)	(137)	(39)	5,824
Change in cumulative translation adjustment	(2,993)	4,466	1,040	(2,615)
Change in unrealized gain (loss) on hedging securities	5,419	(6,463)	2,550	(646)

Comprehensive income	$26,053	$15,134	$89,792	$37,846

11. STOCK BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three and nine months ended September 30, 2011 and 2010 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cost of sales – product	$767	$610	$2,017	$1,968
Cost of sales – service	1,349	849	2,975	2,988

Stock-based compensation expense included in cost of sales	2,116	1,459	4,992	4,956

Sales and marketing	7,966	7,095	19,191	20,658
Research and development	4,876	2,339	10,991	7,788
General and administrative	5,486	3,904	11,409	9,008

Stock-based compensation expense included in operating expenses	18,328	13,338	41,591	37,454

Stock-based compensation related to employee equity awards and employee stock purchases	20,444	14,797	46,583	42,410
Tax benefit	3,189	4,382	7,460	10,221

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$17,255	$10,415	$39,123	$32,189

No stock-based compensation was capitalized during the three and nine months ended September 30, 2011 and 2010 due to these amounts being immaterial.

Valuation Assumption

The Company did not grant any stock options during the three and nine months ended September 30, 2011 and 2010. During the third quarter of 2011, the Company changed its employee stock purchase plan from a 6-month offering and purchase period into a 24-month offering period with four 6-month purchase periods. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the 2005 Employee Stock Purchase Plan during the three and nine months ended September 30, 2011 was $8.49 per share and $7.87 per share and during the three and nine months ended September 30, 2010 was $3.89 per share and $3.42 per share, as adjusted for the stock split, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Expected volatility	40.60%	38.57%	39.65%	38.23%
Risk-free interest rate	0.26%	0.20%	0.24%	0.19%
Expected dividends	0.00%	0.00%	0.00%	0.00%
Expected life (yrs)	1.18	0.50	1.04	0.50

As a result of the change to the employee stock purchase plan during the third quarter of 2011 into a 24-month offering period with four 6-month purchase periods, the Company changed its expected volatility assumption from implied volatility to blended volatility (50% historical volatility / 50% implied volatility). The selection of the blended volatility assumption was based upon the Company’s assessment that blended volatility is more representative of the Company’s future stock price trends as it weighs in the longer term historical volatility with the near term future implied volatility.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock purchases.

The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Stock Purchase Plan

During the nine months ended September 30, 2011 and 2010, 1,143,614 and 1,312,290 shares were purchased under the employee stock purchase plan at average per share prices of $15.19 and $9.66, as adjusted for the stock split, respectively. At September 30, 2011, there were 10,031,106 shares available to be issued under the employee stock purchase plan, including an additional 7.0 million shares, as adjusted for the stock split, which were approved by the Company’s stockholders during the second quarter of 2011. The stock-based compensation cost recognized in connection with the employee stock purchase plan for the three and nine months ended September 30, 2011 was $3.4 million and $6.3 million, respectively, and $1.3 million and $3.3 million for the three and nine months ended September 30, 2010, respectively.

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

Commencing in 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the NASDAQ Composite Index. Such performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. Prior to 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. Such performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred percent (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index or Russell 2000 Index companies, as applicable, over each performance period. During the nine months ended September 30, 2011 and 2010, the Company granted target performance shares of 961,784 and 1,033,902, as adjusted for the stock split, respectively. The 2011 grants are evenly divided over three annual performance periods commencing with calendar 2011, at a weighted average fair value of $27.47 per share, as adjusted for the stock split. The 2010 grants are evenly divided over three annual performance periods commencing with calendar 2010, at a weighted average fair value of $15.41 per share, as adjusted for the stock split. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three-year service period.

The Company also granted restricted stock units during the nine months ended September 30, 2011 and 2010. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest between one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the nine months ended September 30, 2011 and 2010, the Company granted 2,260,434 and 3,161,778 restricted stock units at a weighted average fair value of $24.34 and $12.66 per share, as adjusted for the stock split, respectively.

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

During the nine months ended September 30, 2010, the Company granted 189,000 performance shares, at a weighted average fair value of $11.37 per share, as adjusted for the stock split, which contain a performance condition based on attaining pre-defined gross margin dollar goals for calendar 2010. These performance shares, as adjusted for actual forfeitures, have been fully vested and issued during the first quarter of 2011. The Company did not issue similar performance shares for any periods during 2011.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share, as adjusted for the stock split, is provided as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerator—basic and diluted net income per share:
Net income	$23,720	$17,268	$86,241	$35,283

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	177,249	170,626	176,325	170,090
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	875	1,338	1,051	1,682
Restricted common stock awards and performance shares	4,395	4,004	4,440	3,956

Total shares used in calculation of diluted net income per share	182,519	175,968	181,816	175,728

Basic net income per share	$0.13	$0.10	$0.49	$0.21

Diluted net income per share	$0.13	$0.10	$0.47	$0.20

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and nine months ended September 30, 2010, approximately 1.5 million and 1.7 million shares, as adjusted for the stock split, respectively, relating to potentially dilutive securities, primarily from stock options, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive. There were no such shares being excluded for the three and nine months ended September 30, 2011.

13. BUSINESS SEGMENT INFORMATION

Polycom is a global leader in unified communications (“UC”) solutions and the leading provider of telepresence, video, voice, and network infrastructure solutions based on open standards. The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consists of North, Central and Latin Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance. The revenue and operating results for the prior period have been revised to conform to the current period presentation.

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

Financial information for each reportable geographical segment as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in thousands) :

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2011:
Revenue	$196,946	$91,925	$90,146	$379,017
% of total revenue	52%	24%	24%	100%
Contribution margin	81,524	37,923	41,522	160,969
% of segment revenue	41%	41%	46%	42%
For the three months ended September 30, 2010:
Revenue	$169,375	$74,714	$63,980	$308,069
% of total revenue	55%	24%	21%	100%
Contribution margin	68,665	27,565	29,100	125,330
% of segment revenue	41%	37%	45%	41%
For the nine months ended September 30, 2011:
Revenue	$562,304	$266,893	$259,594	$1,088,791
% of total revenue	52%	24%	24%	100%
Contribution margin	234,151	106,145	125,384	465,680
% of segment revenue	42%	40%	48%	43%
For the nine months ended September 30, 2010:
Revenue	$475,451	$216,352	$187,055	$878,858
% of total revenue	54%	25%	21%	100%
Contribution margin	186,983	75,473	86,297	348,753
% of segment revenue	39%	35%	46%	40%
As of September 30, 2011: Gross accounts receivable	114,860	68,238	59,699	242,797
% of total gross accounts receivable	47%	28%	25%	100%
As of December 31, 2010: Gross accounts receivable	83,350	60,622	44,920	188,892
% of total gross accounts receivable	44%	32%	24%	100%

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

The reconciliation of segment information to the Company’s consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Segment contribution margin	$160,969	$125,330	$465,680	$348,753
Corporate and unallocated costs	(100,096)	(79,246)	(286,379)	(229,537)
Stock-based compensation	(20,444)	(14,797)	(46,583)	(42,410)
Effect of stock-based compensation cost on warranty expense	(137)	(113)	(365)	(346)
Acquisition-related costs	(3,578)	0	(7,924)	0
Amortization of purchased intangibles	(5,763)	(4,727)	(14,943)	(14,263)
Restructuring costs	(1,264)	(3,301)	(4,739)	(6,574)
Litigation reserves and payments	0	0	0	(1,235)
Interest and other income (expense), net	(1,298)	293	(3,305)	(7,931)

Income before provision for income taxes	$28,389	$23,439	$101,442	$46,457

	September 30, 2011	December 31, 2010
Gross accounts receivable	$242,797	$188,892
Returns and related reserves	(34,965)	(32,541)
Allowance for doubtful accounts	(1,864)	(1,844)

Total trade receivables, net	$205,968	$154,507

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net Revenues:
UC group systems	$246,629	$200,584	$711,509	$574,514
UC personal devices	70,979	61,556	202,523	175,737
Network infrastructure	61,409	45,929	174,759	128,607

Total	$379,017	$308,069	$1,088,791	$878,858

During the three and nine months ended September 30, 2011 and 2010, one channel partner from the Americas segment accounted for more than 10% of the Company’s revenues.

14. INCOME TAXES

The Company’s effective tax rate was 16.4% and 26.3% for the three months ended September 30, 2011 and 2010, respectively, and 15.0% and 24.1% for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate differs from the United States federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions throughout the world, partially offset by non-deductible stock compensation expense.

In the three months ended September 30, 2011, the Company recorded discrete items with a net tax impact of $0.8 million primarily due to an adjustment to tax reserves for a state income tax audit, additional taxes accrued due to the filing of the Company’s 2010 US tax return in the quarter, offset by a tax benefit related to deductible acquisition costs during the quarter and other miscellaneous discrete items. In the nine months ended September 30, 2011, the Company recorded a discrete benefit of $6.6 million, primarily due to a reserve release associated with the resolution of a multi-year tax audit.

In the three and nine months ended September 30, 2010, the Company recorded discrete items with a net tax benefit of $2.2 million and $2.7 million, respectively. These amounts included net tax benefits associated with adjustments to prior year foreign income tax accruals, settlement of tax audit matters, reversal of tax reserves due to statute expirations and other miscellaneous discrete items.

As of September 30, 2011, the amount of gross unrecognized tax benefits was $31.6 million all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2011, the Company had accrued a net $2.2 million payable for interest and penalties. The Company anticipates that except for $3.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

Important drivers for the adoption of Polycom UC solutions include:

•	the growth of video as a preferred method of communication,

•	increasing presence of video on the desktop,

•	virtualization and the move to the cloud,

•	adoption of UC by small and medium businesses,

•	mobile devices playing a more important role in UC,

•	the growing number of teleworkers,

•	the demand for UC solutions for business-to-business communications and the move of consumer applications into the business space, and

•	the continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing remote connectivity over travel.

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

We have developed a 2011 strategic plan aimed at capitalizing on our unique position and capturing the emerging network effect of UC adoption by enterprise, public sector, service providers, small and medium businesses (“SMBs”), and, ultimately, the connected home. Central to our 2011 plan are five strategic pillars: (1) enabling cloud-based UC solutions, (2) mobile UC solutions, (3) leveraging our UC ecosystem partners, (4) the delivery and propagation of our Polycom® RealPresence™ (formerly UC Intelligent Core™) network infrastructure products, and (5) continued delivery of solutions through our UC innovation engine. These strategic pillars will drive our key initiatives and future spending as we focus on capturing opportunities within emerging and high-growth markets including mobile, SMBs, cloud-based delivery, and the consumer markets.

Revenues for the three and nine months ended September 30, 2011 were $379.0 million and $1.1 billion, respectively, as compared to $308.1 million and $878.9 million for the three and nine months ended September 30, 2010, respectively. Revenues increased across all three of our segments in 2011 as compared to 2010 which were primarily driven by investments made in our go-to-market capabilities. Our Americas, EMEA and APAC segment revenues accounted for 52%, 24% and 24%, respectively, of our revenues in both the three and nine months ended September 30, 2011. For the three months ended September 30, 2011, our Americas, EMEA and APAC segment revenues increased by 16%, 23% and 41% respectively, as compared to the same period in 2010. For the nine months ended September 30, 2011, our Americas, EMEA and APAC segment revenues increased by 18%, 23% and 39% respectively, as compared to the same period in 2010. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three and nine months ended September 30, 2011 and 2010.

Operating margins remained flat in the three months ended September 30, 2011 as compared to the same period in 2010 and increased by 4 percentage points in the nine months ended September 30, 2011 as compared to the same period in 2010. The operating margin in the three months ended September 30, 2011 was relatively flat as compared to the same period in 2010 as increases in operating expenses were offset by increased gross margins as a percentage of revenue. The increase in the operating expenses as a percentage of revenue during the three months ended September 30, 2011 as compared to the same period in 2010 was due to increases in research and development costs and acquisition-related costs, offset by a decrease in sales and marketing expenses as a percentage of revenue. The increase in the operating margin during the nine-month period was primarily due to operating expenses decreasing and gross margin increasing as a percentage of revenue in 2011 as compared to 2010. The decrease in operating expenses as a percentage of revenue resulted primarily from decreases in sales and marketing expense as a percentage of revenue due to increased productivity of our sales force and lower restructuring costs. These decreases were offset by increases in research and development expense and acquisition-related costs as a percentage of revenue. The increases in gross margins for both the three months and nine months ended September 30, 2011 as compared to the same periods in 2010 primarily resulted from lower cost of service as a percentage of service revenue due to improvements in product quality and lower outside services cost. Cost of product revenues as a percentage of product revenues remained relatively flat for both the three and nine months ended September 30, 2011 as compared to the same periods in 2010.

While we had strong year-over-year revenue growth during the three months ended September 30, 2011, our growth was slower than expected, which we believe was due in part to mixed macroeconomic factors as well as the need for improvement in our go-to-market execution in North America. In addition, we continued to invest in strategic areas of the business during the quarter, which adversely impacted our operating margins.

During the nine months ended September 30, 2011, we generated approximately $177.6 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources” resulted in a $35.2 million net decrease in our total cash and cash equivalents.

On July 27, 2011, we acquired the assets of Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo Products and Managed Services business, for approximately $89.0 million in cash (the “HPVC Acquisition”). We have included the financial results of HPVC in our condensed consolidated financial statements from the date of acquisition.

In June 2011, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock effected in the form of a 100% stock dividend (“the stock split”). The stock split entitled each stockholder of record at the close of business on June 15, 2011 to receive one additional share of common stock for every one share of common stock owned as of that date, payable by our transfer agent on July 1, 2011. The par value of our common stock was maintained at the pre-split amount of $0.0005 per share. All share and per share data have been restated as if the stock split had occurred as of the earliest period presented. As adjusted for the stock split, our weighted average shares outstanding and earnings per share for the past five years are as follows:

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)
Basic net income per share	$0.40	$0.30	$0.44	$0.35	$0.41

Diluted net income per share	$0.39	$0.29	$0.43	$0.33	$0.40

Weighted average shares outstanding for basic net income per share	170,662	167,999	171,231	181,756	176,839
Weighted average shares outstanding for diluted net income per share	176,370	171,118	174,491	188,781	180,747

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues:
Product revenues	80%	83%	82%	83%
Service revenues	20%	17%	18%	17%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	40%	39%	40%	40%
Cost of service revenues as a % of service revenues	41%	48%	41%	49%

Total cost of revenues	40%	41%	40%	42%

Gross profit	60%	59%	60%	58%

Operating expenses:
Sales and marketing	30%	32%	29%	32%
Research and development	14%	12%	13%	12%
General and administrative	6%	6%	6%	6%
Amortization of purchased intangibles	1%	0%	1%	1%
Restructuring costs	0%	1%	0%	1%
Acquisition-related costs	1%	0%	1%	0%
Litigation reserves and payments	0%	0%	0%	0%

Total operating expenses	52%	51%	50%	52%

Operating income	8%	8%	10%	6%
Interest and other income (expense), net	(1)%	0%	0%	(1)%

Income before provision for income taxes	7%	8%	10%	5%
Provision for income taxes	1%	2%	2%	1%

Net income	6%	6%	8%	4%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2011	September 30, 2010	Increase	September 30, 2011	September 30, 2010	Increase
Americas	$196,946	$169,375	16%	$562,304	$475,451	18%
% of revenues	52%	55%		52%	54%
EMEA	$91,925	$74,714	23%	$266,893	$216,352	23%
% of revenues	24%	24%		24%	25%
APAC	$90,146	$63,980	41%	$259,594	$187,055	39%
% of revenues	24%	21%		24%	21%

Total revenues	$379,017	$308,069	23%	$1,088,791	$878,858	24%

Total revenues for the three months ended September 30, 2011 were $379.0 million, an increase of $70.9 million, or 23%, over the same period in 2010. Total revenues for the nine months ended September 30, 2011 were $1.1 billion, an increase of $209.9 million, or 24% over the same period in 2010. The increases in revenues in both the three and nine month periods were driven by increases in both product and services revenues. Product revenues increased by $46.9 million, or 18%, and services revenue increased by $24.0 million, or 46%, in the three months ended September 30, 2011 as compared with the same period in 2010. Product revenues increased by $161.0 million, or 22%, and services revenue increased by $48.9 million, or 33%, in the nine months ended September 30, 2011 as compared with the same period in 2010.

Revenues increased across all segments in both the three and nine month periods ended September 30, 2011 as compared to the same periods in 2010, most predominantly in the APAC region, primarily as a result of investments made in our go-to-market capabilities. This resulted in increased sales volumes while average selling prices remained relatively stable. These increases were driven by increased revenues across many of our key geographic markets, including the United States, China, Brazil, and Russia for both the three and nine months ended September 30, 2011. India, Australia and Germany also contributed to the increase during the nine months ended September 30, 2011 and to a lesser extent, during the three months ended September 30, 2011. In the three and nine months ended September 30, 2011 and 2010, one channel partner in our Americas segment accounted for more than 10% of our total net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2011	September 30, 2010	Increase	September 30, 2011	September 30, 2010	Increase
UC group systems	$246,629	$200,584	23%	$711,509	$574,514	24%
UC personal devices	$70,979	$61,556	15%	$202,523	$175,737	15%
Network infrastructure	$61,409	$45,929	34%	$174,759	$128,607	36%

Total revenues	$379,017	$308,069	23%	$1,088,791	$878,858	24%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The increase in revenues from UC group systems in the three months ended September 30, 2011 over the same period in 2010 was primarily driven by increases in revenues from group video products and related services and to a lesser extent, increases in revenues from our immersive telepresence offerings partially due to the acquisition of HPVC in the third quarter of 2011 and group voice products and related services. The increase in revenues from UC group systems in the nine months ended September 30, 2011 over the same period in 2010 was primarily driven by increases in revenues from group video products and related services and to a lesser extent, increases in revenues from our group voice and immersive telepresence products and related services partially due to the acquisition of HPVC in the third quarter of 2011.

UC personal devices include desktop video devices, desktop voice and wireless LAN products and the related service elements. The increases in revenues from UC personal devices in both the three and nine months ended September 30, 2011 over the same periods in 2010 were primarily due to increased sales of our desktop voice products in all our geographic segments, driven by the continued adoption of VoIP technologies, partially offset by decreases in revenues from wireless and desktop video products.

Network infrastructure includes our network infrastructure hardware and software products and the related service elements. The increases in network infrastructure revenues in both the three and nine months ended September 30, 2011 over the same periods in 2010 were driven by increased revenues in all of our geographic segments.

Cost of Revenues and Gross Margins

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2011	September 30, 2010	Increase/ (Decrease)		September 30, 2011	September 30, 2010	Increase/ (Decrease)
Product Cost of Revenues	$121,271	$99,913	21%		$352,922	$291,463	21%
% of Product Revenues	40%	39%	1	pt	40%	40%	—
Product Gross Margins	60%	61%	(1	)pt	60%	60%	—
Service Cost of Revenues	$31,164	$25,371	23%		$82,540	$74,390	11%
% of Service Revenues	41%	48%	(7	)pts	41%	49%	(8	)pts
Service Gross Margins	59%	52%	7	pts	59%	51%	8	pts
Total Cost of Revenues	$152,435	$125,284	22%		$435,462	$365,853	19%
% of Total Revenues	40%	41%	(1	)pt	40%	42%	(2	)pts
Total Gross Margins	60%	59%	1	pt	60%	58%	2	pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.8 million and $0.6 million for the three months ended September 30, 2011 and 2010, respectively, and of $2.0 million for both the nine months ended September 30, 2011 and 2010. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins as a percentage of revenues for both the three and nine months ended September 30, 2011 remained relatively flat as compared to the same periods in 2010. As overhead absorption costs and other cost of sales such as freight, warranty and royalties are not allocated to our segments, product gross margins slightly decreased in our APAC segment but remained relatively flat in our Americas and EMEA segments for the three months ended September 30, 2011. The decrease in APAC segment gross margins for the three months ended September 30, 2011 was primarily due to product mix, timing and size of deals as compared to the same period in 2010. Product gross margins for the nine months ended September 30, 2011 remained flat in all of our geographic segments as compared to the same period in 2010.

Cost of Service Revenues and Services Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and services gross margins included $1.3 million and $0.9 million in charges for stock-based compensation in the three months ended September 30, 2011 and 2010, respectively, and $3.0 million in charges for stock-based compensation in both the nine months ended September 30, 2011 and 2010.

Overall, services gross margins increased by 7 and 8 percentage points in the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. Services gross margin increased in all of our geographic segments primarily as a result of increased revenues from our maintenance services and decreased costs as a percentage of revenue associated with the delivery of service due to higher productivity of services employees, improvements in product quality and lower outside services.

Total Cost of Revenues and Gross Margins

Overall, total gross margins as a percentage of revenues for the three and nine months ended September 30, 2011 increased 1 percentage point and 2 percentage points, respectively, compared to the same periods in 2010. The increase in total gross margins was driven primarily by increases in our services gross margins as discussed under Cost of Service Revenues and Services Gross Margins.

        We expect gross margins to increase slightly in the near term as compared to the three months ended September 30, 2011. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; attach rates for new services as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; the potential of royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offering; increasing costs for freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; warranty and recall costs and the timing of sales. In addition, we may experience higher prices on commodity components that are included in our products. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2011	September 30, 2010	Increase/ (Decrease)		September 30, 2011	September 30, 2010	Increase/ (Decrease)
Expenses	$113,108	$97,214	16%		$320,717	$282,491	14%
% of Revenues	30%	32%	(2	)pts	29%	32%	(3	)pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $8.0 million and $7.1 million for the three months ended September 30, 2011 and 2010, respectively, and of $19.2 million and $20.7 million for the nine months ended September 30, 2011 and 2010, respectively.

Sales and marketing expenses increased in absolute dollars by 16% but decreased as a percentage of revenues by 2 percentage points for the three months ended September 30, 2011 as compared to the same period in 2010. The increase in sales and marketing expenses in absolute dollars was due primarily to increased headcount and compensation-related costs, including commissions. Sales and marketing headcount increased by 20% as of September 30, 2011 as compared to the same period in 2010. Travel and entertainment expenses, depreciation and facilities allocations also increased as a result of headcount increases, as well as due to the expansion of our demonstration center capabilities in support of our go-to-market strategy.

Sales and marketing expenses increased in absolute dollars by 14% but decreased as a percentage of revenues by 3 percentage points for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase in sales and marketing expenses in absolute dollars was due primarily to increased headcount and compensation-related costs, including commissions. Sales and marketing headcount increased by 20% as of September 30, 2011 as compared to the same period in 2010. Depreciation and facilities allocations also increased as a result of headcount increases, as well as due to the expansion of our demonstration center capabilities in support of our go-to-market strategy. Sales and marketing expenses also increased as a result of increased spending on marketing programs. These increases were partially offset by lower stock-based compensation expenses in the nine months ended September 30, 2011 as compared to the same period in 2010.

The decreases in sales and marketing expenses as a percentage of revenue for the three and nine months were due to increased productivity of our sales force.

We expect our sales and marketing expenses to continue to increase in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales and marketing personnel and expenses will also likely increase in the future as revenues increase. We will also make additional investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives surrounding increasing our strategic partnerships as part of our UC ecosystem and developing and marketing cloud-based and mobile UC solutions, our Polycom RealPresence network infrastructure products and other innovations that are expected throughout 2011.

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

Research and Development Expenses

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2011	September 30, 2010	Increase		September 30, 2011	September 30, 2010	Increase
Expenses	$53,589	$38,278	40%		$147,116	$108,423	36%
% of Revenues	14%	12%	2	pts	13%	12%	1	pt

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $4.9 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and of $11.0 million and $7.8 million for the nine months ended September 30, 2011 and 2010, respectively.

Research and development expenses increased by $15.3 million or 40%, for the three months ended September 30, 2011 over the same period in 2010 and increased by $38.7 million or 36% for the nine months ended September 30, 2011. Research and development expenses as a percentage of revenues also increased by 2 percentage points and 1 percentage point for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, respectively. The increases for both the three and nine months ended September 30, 2011 as compared to the same periods in 2010 are primarily due to increased headcount, increased stock-based compensation charges and increased development expense in support of our key strategic initiatives, including our strategic partnerships as part of our UC ecosystem, cloud-based and mobile UC solutions and Polycom RealPresence network infrastructure products. Research and development headcount increased by 43% as of September 30, 2011 as compared to 2010.

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

General and Administrative Expenses

	Three Months Ended			Nine Months Ended		Increase
$ in thousands	September 30, 2011	September 30, 2010	Increase	September 30, 2011	September 30, 2010
Expenses	$22,347	$19,440	15%	$61,993	$55,627	11%
% of Revenues	6%	6%	—	6%	6%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $5.5 million and $3.9 million for the three months ended September 30, 2011 and 2010, respectively, and of $11.4 million and $ 9.0 million for the nine months ended September 30, 2011 and 2010, respectively.

General and administrative expenses increased in absolute dollars but remained relatively constant as a percentage of revenues in both the three and nine months ended September 30, 2011, as compared to the same periods in 2010. The primary drivers of the increases in absolute dollars for both the three and nine months ended September 30, 2011 as compared to the same periods in 2010 were related to increased headcount of 23% in 2011 and stock-based compensation expenses, partially offset by lower severance, legal and other costs associated with the CEO transition that occurred in May 2010. The remaining increase in general and administrative expenses during the nine months ended September 30, 2011 in absolute dollars was, to a lesser extent, due to increases in other outside services, insurance and headcount-related expenses.

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

Acquisition-related Costs

We expense all acquisition-related costs as incurred. These costs generally include outside services for legal and accounting fees and other integration services. We have spent and will continue to spend significant resources identifying and acquiring businesses. During the three and nine months ended September 30, 2011, we recorded $3.6 million and $7.9 million of acquisition-related costs, respectively. These costs were due in part to our acquisition of Accordent Technologies, Inc. (“Accordent”) on March 21, 2011 and our acquisition of HPVC which closed on July 27, 2011. No such activities occurred in the three and nine months ended September 30, 2010. We expect to incur additional acquisition-related costs in the fourth quarter of 2011 as a result of the ViVu, Inc. (“ViVu”) acquisition, which closed on October 14, 2011, and ongoing integration of our HPVC acquisition.

Amortization of Purchased Intangibles

In the three months ended September 30, 2011 and 2010, we recorded $3.0 million and $1.4 million, respectively, and in the nine months ended September 30, 2011 and 2010, we recorded $6.1 million and $4.3 million, respectively, for amortization of purchased intangibles related to our acquisitions. The increase in both the three and nine months ended September 30, 2011 as compared to the respective year ago periods is primarily due to the amortization of purchased intangibles acquired from Accordent in the first quarter of 2011 and from HPVC in the third quarter of 2011. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended September 30, 2011 and 2010, we recorded $1.3 million and $3.3 million, respectively, and during the nine months ended September 30, 2011 and 2010, we recorded $4.7 million and $ 6.6 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. Specifically in the third quarter of 2011, management completed the consolidation of our Colorado facilities and began transitioning certain engineering and product management and related support functions in our Andover, Massachusetts facility to other locations in order to gain efficiencies. Restructuring charges relating to these actions primarily include costs for idle facilities and to a lesser extent, severance and relocation costs for impacted individuals. We expect to incur additional costs related to these actions through the first quarter of 2012 as we complete these transitions. These actions are generally intended to reallocate resources to more strategic growth areas of the business. See Note 5 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

In October 2011, management committed to a restructuring plan designed to better align and allocate resources to more strategic growth areas of the business. These actions are primarily related to the reorganization of our global go-to-market and other organizations. The restructuring plan will result in the elimination of approximately 5% of our global workforce with the majority of the reductions taking effect in the fourth quarter of 2011, enabling the creation of new positions that better align with our strategic initiatives. We currently expect to record restructuring charges and make cash expenditures between approximately $10.0 million and $11.0 million through the second quarter of 2012 resulting from this action, primarily related to severance and other employee termination benefits.

In addition, we have approved plans to consolidate and eliminate certain facilities in order to gain efficiencies, including the combination of our headquarters and San Jose, California operations into one location. As a result, we expect to record approximately $12.0 million in additional restructuring charges related to idle facilities upon vacating these facilities in the second quarter of 2012.

Litigation Reserves and Payments

During the nine months ended September 30, 2010, we recorded a liability totaling $1.2 million related to the settlement of a legal matter during the period. There were no such expenses in the three months ended September 30, 2011 and 2010 and the nine months ended September 30, 2011.

Interest and Other Income (Expense), Net

          Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and license fees and foreign exchange related gains and losses. Interest and other income (expense), net was a net expense of $1.3 million and a net gain of $0.3 million during the three months ended September 30, 2011 and 2010, respectively. The decrease was primarily due to increased non-income related taxes and license fees and net foreign exchange related losses recognized in the third quarter of 2011 as opposed to net foreign exchange related gains recognized in the same period in 2010. These unfavorable factors were slightly offset by realized gains recognized on investments in the three months ended September 30, 2011 as opposed to realized losses recognized in the same period in 2010, lower loss on disposal of assets and higher interest income in 2011 as compared to the same period in 2010.

Interest and other income (expense), net was a net expense of $3.3 million and $7.9 million during the nine months ended September 30, 2011 and 2010, respectively. The decrease in net expenses was primarily due to net losses recognized in the nine months ended September 30, 2010 totaling $6.5 million related to investments that we considered to be other-than temporarily impaired as compared to $0.5 million of impairment charges related to our investments in private companies recorded during the same period in 2011. We also wrote off a $0.9 million non-trade receivable during the nine months ended September 30, 2010 which we did not have during the same period in 2011. In addition, during the nine months ended September 30, 2011, we recognized a net foreign exchange related gain in 2011 as opposed to a net foreign exchange related loss in 2010. These positive impacts were slightly offset by an increase in non-income related taxes and license fees and a decrease in interest income during the nine months ended September 30, 2011 as compared to the same period in 2010. See Note 8 of Notes to Condensed Consolidated Financial Statements for further discussion on the accounting for our investments.

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

Provision for Income Taxes

Our effective tax rate was 16.4% and 26.3% for the three months ended September 30, 2011 and 2010, respectively, and 15.0% and 24.1% for the nine months ended September 30, 2011 and 2010, respectively. The effective tax rate differs from the United States federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world, partially offset by the portion of stock compensation that is non-deductible for U.S. tax purposes.

In the three months ended September 30, 2011, we recorded discrete items with a net tax impact of $0.8 million primarily due to an adjustment to tax reserves for a state income tax audit, additional taxes accrued due to the filing of the Company’s 2010 US tax return in the quarter, offset by a tax benefit related to deductible acquisition costs during the quarter and other miscellaneous discrete items. In the nine months ended September 30, 2011, we recorded a discrete benefit of $6.6 million, primarily due to a reserve release associated with the resolution of a multi-year tax audit.

In the three and nine months ended September 30, 2010, we recorded discrete items with a net tax benefit of $2.2 million and $2.7 million, respectively. These amounts included net tax benefits associated with adjustments to prior year foreign income tax accruals, settlement of tax audit matters, reversal of tax reserves due to statute expirations and other miscellaneous discrete items.

As of September 30, 2011, the amount of gross unrecognized tax benefits was $31.6 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2011, we had accrued a net $2.2 million payable for interest and penalties. We anticipate that except for $3.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 13 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three and nine months ended September 30, 2011 and 2010.

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

The following is a summary of the financial information for each of our segments for the three and nine month periods ended September 30, 2011 and 2010 (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2011:
Revenue	$196,946	$91,925	$90,146	$379,017
% of total revenue	52%	24%	24%	100%
Contribution margin	81,524	37,923	41,522	160,969
% of segment revenue	41%	41%	46%	42%
For the three months ended September 30, 2010:
Revenue	$169,375	$74,714	$63,980	$308,069
% of total revenue	55%	24%	21%	100%
Contribution margin	68,665	27,565	29,100	125,330
% of segment revenue	41%	37%	45%	41%
For the nine months ended September 30, 2011:
Revenue	$562,304	$266,893	$259,594	$1,088,791
% of total revenue	52%	24%	24%	100%
Contribution margin	234,151	106,145	125,384	465,680
% of segment revenue	42%	40%	48%	43%
For the nine months ended September 30, 2010:
Revenue	$475,451	$216,352	$187,055	$878,858
% of total revenue	54%	25%	21%	100%
Contribution margin	186,983	75,473	86,297	348,753
% of segment revenue	39%	35%	46%	40%

Americas

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2011	September 30, 2010	Increase	September 30, 2011	September 30, 2010	Increase
Revenue	$196,946	$169,375	16%	$562,304	$475,451	18%
Contribution margin	$81,524	$68,665	19%	$234,151	$186,983	25%
Contribution margin as % of Americas revenues	41%	41%	—	42%	39%	3	pts

Our Americas segment revenues increased by 16% and 18% in the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010, particularly in the United States and Brazil. The increases in these countries were partially offset by decreases in Mexico for the three and nine months ended September 30, 2011 as compared to the same periods in 2010, respectively. The increase in revenues was driven by increases in our UC group systems, UC personal devices and network infrastructure revenues. Increases in UC group systems revenues in the Americas for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily driven by increased group video revenues, increased immersive telepresence revenues and to a lesser extent, increased group voice revenues. Increases in UC group systems revenues in the Americas for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily driven by increased group video revenues, increased group voice revenues and to a lesser extent, increased immersive telepresence revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies, partially offset by decreased wireless product revenues and to a lesser extent, decreased desktop video revenues. Network infrastructure revenues growth was as a result of increased sales of our Polycom RealPresence network infrastructure products and services.

In the three months ended September 30, 2011 and 2010, one channel partner in our Americas segment accounted for 29% and 25% of our Americas net revenues, respectively. In the nine months ended September 30, 2011 and 2010, one channel partner in our Americas segment accounted for 27% and 24% of our Americas net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of Americas segment revenues remained flat for the three months ended September 30, 2011 and increased by 3 percentage points for the nine months ended September 30, 2011 as compared to the same periods in 2010. The increase in contribution margin as a percentage of revenue for the nine months period was primarily due to increased gross margins and a decrease in direct sales and marketing expenses as a percentage of revenue. The increase in gross margins was driven primarily by a mix shift toward higher margin products in our Polycom RealPresence network infrastructure product offerings, a decrease in cost of services and to a lesser extent, higher services revenue as a result of the HPVC acquisition in the third quarter of 2011. Direct sales and marketing expenses increased in absolute dollars but decreased as a percentage of revenue. The increases in absolute dollars were due to increased headcount and higher spending on marketing programs. The decrease as a percentage of revenue was due to increased productivity of our sales force.

EMEA

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2011	September 30, 2010	Increase		September 30, 2011	September 30, 2010	Increase
Revenue	$91,925	$74,714	23%		$266,893	$216,352	23%
Contribution margin	$37,923	$27,565	38%		$106,145	$75,473	41%
Contribution margin as % of EMEA revenues	41%	37%	4	pts	40%	35%	5	pts

Our EMEA segment revenues increased by 23% in both the three and nine months ended September 30, 2011 as compared with the same periods in 2010 due to broad-based growth throughout most of EMEA, being led by growth primarily in Russia, Germany and Nordic countries, partially offset by a decrease in Spain. The increases in revenues were driven by increases in our UC group systems, network infrastructure, and UC personal devices revenues. The increase in UC group systems revenues for the three months ended September 30, 2011 as compared to the same period in 2010 was primarily driven by increased group video revenues, immersive telepresence revenues and to a lesser extent, group voice revenues. The increase in UC group systems revenues for the nine months ended September 30, 2011 as compared to the same period in 2010 was primarily driven by increased group video revenues, group voice revenues and to a lesser extent, immersive telepresence revenues. Network infrastructure revenues growth was a result of increased sales of the products and services that comprise our network infrastructure product offerings. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies and an increase in wireless product revenues, while desktop video revenues remained relatively flat for both periods.

In the three months ended September 30, 2011 and 2010, one channel partner in our EMEA segment accounted for 11% and 13% of our EMEA net revenues, respectively. In the nine months ended September 30, 2011 and 2010, one channel partner in our EMEA segment accounted for 11% and 12% of our EMEA net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of EMEA segment revenues increased by 4 and 5 percentage points for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The contribution margin as a percentage of revenue increased primarily due to lower direct sales and marketing expenses as a percentage of revenues and to a lesser extent, an increase in gross margin. The decrease in direct sales and marketing expenses as a percentage of revenue was due primarily to increased productivity of our sales force and a decrease in marketing program investments. The increase in gross margins was driven primarily to a decrease in cost of services as a percentage of revenue while product margin as a percentage of revenue remained relatively flat.

APAC

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2011	September 30, 2011	Increase		September 30, 2011	September 30, 2010	Increase
Revenue	$90,146	$63,980	41%		$259,594	$187,055	39%
Contribution margin	$41,522	$29,100	43%		$125,384	$86,297	45%
Contribution margin as % of APAC revenues	46%	45%	1	pt	48%	46%	2	pts

Our APAC segment revenues increased by 41% and 39% in the three and nine months ended September 30, 2011, respectively, as compared with the same periods in 2010 primarily due to investments made in our go-to-market capabilities. Revenues from China, Australia and India contributed to the strong growth in APAC. The increase in APAC revenues were driven by increases in our UC group systems, network infrastructure, and to a lesser extent, UC personal devices revenues. Increases in UC group systems revenues in APAC was primarily driven by increased group video revenues, and to a lesser extent, increased immersive telepresence revenues and group voice revenues. Network infrastructure revenues growth was a result of increased sales of the products and services that comprise our network infrastructure product offerings. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies, partially offset by a decrease in wireless revenues for the three months ended September 30, 2011 and a decrease in desktop video revenues for the nine months ended September 30, 2011 as compared to the same periods in 2010.

In the three months ended September 30, 2011 and 2010, two channel partners in our APAC segment, in aggregate, accounted for 36% and 31% of our APAC net revenues, respectively. In the nine months ended September 30, 2011 and 2010, two channel partners in our APAC segment, in aggregate, accounted for 34% and 28% of our APAC net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of APAC segment revenues increased 1 and 2 percentage points in the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The contribution margin as a percentage of revenue increased during the three months ended September 30, 2011 primarily due to decreased direct sales and marketing expenses as a percentage of revenues, partially offset by decreased gross margins. The contribution margin as a percentage of revenue increased during the nine months ended September 30, 2011 primarily due to decreased direct sales and marketing expenses as a percentage of revenues and increased gross margins. The decreases in direct sales and marketing expenses as a percentage of revenues for both the three and nine months ended September 30, 2011 were due to spending mix and investments focused in lower cost areas. The decrease in gross margins during the three months ended September 30, 2011 was primarily related to increased product cost of sales due to product mix, timing and size of deals. The increase in gross margins during the nine months ended September 30, 2011 was driven primarily by a decrease in cost of services as a percentage of revenue due to higher productivity of services employees, improvements in product quality and lower outside services while product gross margins remained relatively flat.

Liquidity and Capital Resources

As of September 30, 2011, our principal sources of liquidity included cash and cash equivalents of $289.0 million, short-term investments of $202.2 million and long-term investments of $48.3 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 8 of Notes to our Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $2.4 million, the majority of which are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $156.2 million as of September 30, 2011, and the remaining $383.3 million was held by various foreign subsidiaries outside of the United States.

If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $177.6 million in the nine months ended September 30, 2011, compared to $101.7 million in the comparable period of 2010. The increase in cash provided from operating activities for the nine months ended September 30, 2011 as compared to the same period in 2010 was due primarily to increased net income after adjustment of non-cash expenses, a decrease in inventories for the nine months ended September 30, 2011 as opposed to an increase during the same period in 2010, a lower increase in prepaid expenses and other assets, a higher increase in taxes payable and a lower increase in deferred tax assets during the nine months ended September 30, 2011 as compared to the same period in 2010. Partially offsetting these positive effects were a higher increase in trade receivables and lower increases in accounts payable and other accrued liabilities.

The total net change in cash and cash equivalents for the nine months ended September 30, 2011 was a decrease of $35.2 million. The primary sources of cash were $177.6 million from operating activities, $40.5 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $13.3 million in excess tax benefits from stock-based compensation. The primary uses of cash during this period were $139.0 million for the acquisitions of Accordent and HPVC, net of cash acquired, $45.4 million for purchases of property and equipment, $43.1 million for purchases of our common stock and $39.1 million for purchases of investments, net of sales and maturities. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, inventory write-downs for excess and obsolescence, impairment of private company investments and non-cash stock-based compensation), and increases in other accrued liabilities, taxes payable and accounts payable and a decrease in inventories. Partially offsetting the positive effect of these items were increases in trade receivables, prepaid expenses and other assets and deferred tax assets.

Our days sales outstanding (“DSO”) metric was 49 days at September 30, 2011 and 44 days at September 30, 2010. The increase in DSO is due in part to our third quarter 2011 revenue linearity, increased international revenue and a resulting increase in international receivables, which typically have longer payment terms. We expect international revenues to become an increasing portion of our total revenues which, as a result, could continue to impact our DSO. We expect that DSO will remain in the 40 to 50 day range but could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.5 turns at September 30, 2011 as compared to 4.7 turns at September 30, 2010 due to higher cost of sales resulting from increased revenues while inventory remained flat. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a greater mix of ocean freight versus air freight to reduce freight costs. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During both the three and nine months ended September 30, 2011, we purchased 0.9 million shares of our common stock in the open market for cash of $20.0 million. During the three and nine months ended September 30, 2010, we purchased approximately 1.3 million shares and 4.4 million shares, as adjusted for the stock split, respectively, of common stock in the open market for cash of $20.0 million and $60.0 million, respectively. As of September 30, 2011, we are authorized to purchase up to an additional $98.0 million under our current share repurchase plan. We continue to closely monitor our repurchase program, and as a result, our stock repurchase activity could vary from period to period. See Note 10 of Notes to our Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the related reduction to retained earnings included in stockholder’s equity in our condensed consolidated balance sheets.

At September 30, 2011, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $215.0 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $2.4 million, the majority of which are to secure the leases on some of our offices.

The table set forth below shows, as of September 30, 2011, the future minimum lease payments due under our current lease obligations. As of September 30, 2011, we no longer have any sublease income. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of September 30, 2011 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long-Term Liabilities	Purchase Commitments
Remainder of 2011	$5,870	$1,027	$—	$163,056
2012	23,334	4,109	1,144	50,230
2013	21,417	3,087	845	1,697
2014	24,625	2,449	1,421	7
2015	20,960	1,852	1,099	—
Thereafter	84,933	4,189	8,477	—

Total payments	$181,139	$16,713	$12,986	$214,990

As discussed in Note 14 of the Notes to Condensed Consolidated Financial Statements, at September 30, 2011, we have unrecognized tax benefits, including related interest, totaling $33.8 million, $4.3 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2011 as our available net operating losses and research and development tax credits are depleted. We believe that our available cash, cash equivalents and investments will be sufficient to meet our operating expenses and capital requirements for the next 12 months based on our current business plans. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2010. With the exception of those discussed below, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three and nine months ended September 30, 2011.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that will become effective for us beginning January 1, 2012, with earlier adoption permitted. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We are currently assessing the potential impact on the adoption of this guidance on our financial statements.

In September 2011, the FASB issued authoritative guidance on testing goodwill for impairment that will become effective for us beginning January 1, 2012, with earlier adoption permitted if we have not yet performed our 2011 annual impairment test or issued our financial statements. The revised standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The revised standard applies to both public and private entities. We are currently assessing the potential impact on the adoption of this guidance on our financial statements.

Revenue Recognition and Product Returns

We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss have transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. We generally recognize service revenues ratably over the service periods of one to five years or upon the completion of installation or professional services.

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

Stock-based Compensation Expense

Our share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and performance shares, as well as our employee stock purchase plan. We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The estimated fair value of these awards, including the effect of estimated forfeitures, is recognized as expense over the requisite service period, which is generally the vesting period. The fair values of stock option awards and shares purchased under the employee stock purchase plan are estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of our common stock on the date of grant. The fair value of performance shares is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the probable outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of our stock among the Russell 2000 Index companies (for awards granted prior to 2011) and NASDAQ Composite Index companies (for awards granted in 2011) over each performance period. Changes in the underlying factors and assumptions utilized may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of September 30, 2011, we have $49.7 million in net deferred tax assets. Included in the net deferred tax asset balance is a $3.4 million valuation allowance primarily related to net operating losses generated in Denmark.

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

As of September 30, 2011, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, municipal securities and money market funds. Included in available-for-sale securities are cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and our counterparties are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For more information on the fair values of our marketable securities and foreign currency contracts see Note 8 of Notes to Condensed Consolidated Financial Statements.

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

Goodwill and Purchased Intangibles

At September 30, 2011, we had goodwill and purchased intangibles of approximately $568.0 million and $77.8 million, respectively, including the impact of the acquisitions of Accordent and HPVC, which increased goodwill and purchased intangibles by approximately $74.5 million and $66.1 million, respectively, after subsequent purchase price allocation adjustments related to Accordent recorded during the nine months ended September 30, 2011. We assess the impairment of goodwill and other indefinite lived intangibles at least annually unless impairment indicators exist sooner. We assess the impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important that could trigger an impairment review include the following:

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

There was no impairment charge recorded in the three and nine months ended September 30, 2011 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Private Company Investments

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write-down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. During the three months ended September 30, 2011, we did not record any impairment related to these investments. During the nine months ended September 30, 2011, we recorded $0.5 million associated with the impairment of these investments in interest and other income (expense), net in our condensed consolidated statements of operations. At September 30, 2011 and December 31, 2010, our private company investments had a carrying value of $2.0 million and $2.5 million, respectively, and are recorded in “Other assets” in our condensed consolidated balance sheets.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2011. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at September 30, 2011 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 9/30/2011	+50 BPS	+100 BPS	+150 BPS
$252,150	$251,609	$251,067	$250,526	$249,985	$249,444	$248,902

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

As of September 30, 2011, we had outstanding forward exchange contracts to sell 12.7 million Euros at 1.46, sell 2.3 million British Pounds at 1.68, and sell 4.6 million Israeli Shekels at 4.14. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of September 30, 2011, we also had net outstanding foreign exchange contracts to sell 14.3 million Euros at 1.35, sell 2.2 million British Pounds at 1.57 and buy 13.5 million Israeli Shekels at 3.66. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of September 30, 2011, we had net outstanding foreign exchange contracts to sell 4.8 million Euros at 1.40, buy 0.5 million British Pounds at 1.55 and buy 13.9 million Israeli Shekels at 3.73. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of September 30, 2011, we also had net outstanding foreign exchange contracts to sell 48.2 million Euros at 1.38, sell 1.1 million British Pounds at 1.57 and buy 58.2 million Israeli Shekels at 3.54. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of September 30, 2011, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Competition that we face in the Americas, EMEA and Asia Pacific for our UC solutions and network infrastructure products is intense and it will likely intensify and could place increased pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems, Inc., who acquired Tandberg ASA, previously our largest independent competitor. Our other global competitors include Logitech International S.A., RADVISION Ltd., Avaya, Inc., Huawei Technologies Co., Ltd., and Motorola, Inc. We also compete with other smaller or new industry entrants.

Our competitors continue to develop and introduce new technologies, sometimes proprietary, that represent threats such as Skype, which was recently acquired by Microsoft, one of our strategic partners, and Apple FaceTime. Other offerings such as Cisco Systems’ CIUS and Avaya’s Flare-based ADVD also represent new competitive developments for Polycom. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing which will correspondingly have a negative impact on our revenues, operating margins, and our ability to effectively compete against these companies.

The principal competitive factors in the markets in which we presently compete and may compete in the future include the ability to:

•	provide and sell a broad range of UC solutions and services, including mobility and cloud-based solutions, and our ability to bring such products to market on a timely basis;

•	appropriately and competitively price our products and solutions;

•	provide competitive product performance;

•	introduce new products and solutions;

•	reduce production and service costs;

•	provide value-added features and functionality;

•	successfully integrate our products with, and operate our products on, existing customer platforms;

•	gain market presence and brand recognition;

•	extend credit to our partners;

•	conform to standards; and

•	successfully address disruptive technology shifts and new business models, such as cloud-based, mobility and consumer solutions.

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

Strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. For instance, in April 2010, Cisco Systems completed its acquisition of Tandberg, previously our largest independent competitor. As a result, we now compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and an expanded video communications solutions product line. This new product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya completed its acquisition of Konftel in January 2011, Logitech completed its acquisition of LifeSize Communications, Inc. in December 2009, and LifeSize announced partnership with Alcatel-Lucent in April 2010. These consolidations and partnerships have resulted in increased competition and pricing pressure for our UC solutions, which could also negatively impact our future results of operations, as the newly-combined entities will have greater financial resources, deeper mass market sales channels and greater pricing flexibility than the standalone entities.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods, including most recently in the third quarter of 2011, and could also impact us again in the future. Despite our growth in revenues in fiscal year 2010 and the first nine months of 2011, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis in Europe and domestic debt and budget issues continue to create uncertainty and unpredictability, have resulted in longer selling cycles and cause us to continue to be cautious about our future outlook. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

•	fluctuations in demand for our products and services, principally due to uncertain global economic conditions and increased competition;

•	our ability to execute on our strategic and operating plans, including improving the effectiveness of our North American sales organization;

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

The markets for our products are characterized by rapidly changing technology, such as the recent demand for HD video technology and lower cost video infrastructure products, the shift from premise-based equipment to cloud-based delivery models, evolving industry standards and frequent new product introductions, including an increased emphasis on software products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. However, in response to emerging market trends, and the network effect driven by business-to-business adoption of UC, we are expanding our focus to capture opportunities within emerging markets including mobile, small and medium businesses, cloud-based delivery and the consumer markets. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these marketplaces, then our revenues may not grow as anticipated, we may devote significant financial and other resources to these areas, and our business may ultimately be harmed. For example, we are at the early stages of the formation of our relationships with Samsung, Motorola and others with respect to defining our mobility product offerings. Given the competitive nature of the mobility industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues. Further, we are sponsoring the Open Visual Communications ConsortiumTM (the “OVCC”) to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The OVCC may not be as successful as we have planned, which could negatively impact our ability to deliver solutions for these markets.

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

We also need to continually educate and train our channel partners to avoid any confusion as to desirability of new product offerings compared to our existing product offerings. During the last few years, we launched several new product offerings, such as our mobility and cloud-based solutions, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. Any delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products may have an unintended negative impact on sales of and corresponding revenues associated with other products.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom® RealPresenceTM Mobile solution is dependent on enterprise adoption of video technology and cloud-based delivery solutions on mobile devices. If the mobile video market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation HD video resolution technology and scalable video codec capabilities. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC solutions will drive increased demand for our network infrastructure products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base, such as customers who have our legacy Polycom® SoundStation® products, for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings which we are relying on for future revenues, such as product offerings for the mobile, cloud-based delivery and consumer markets, our profitability would be harmed. Further, revenues relating to new product offerings are unpredictable, and new products typically have lower gross margins for a period of time after their introduction. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC solutions equipment and network infrastructure products, which could cause us to reduce the prices for any of our product offerings or discontinue one or more of our products with the intent of simplifying our product offering and enhancing sales of a similar product. For example, we believe that the sequential declines in network infrastructure revenues that we experienced in the first and second quarters of 2010 are due in part to increased competitive pressures. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product.

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

In addition to our historical acquisitions, we have acquired a number of new businesses including most recently, ViVu, HPVC and Accordent in 2011. As of September 30, 2011, our goodwill was valued at approximately $568.0 million and other purchased intangible assets was valued at approximately $77.8 million, which together represent a significant portion of the assets recorded on our condensed consolidated balance sheets. In addition, we expect to record goodwill and purchased intangibles relating to our acquisition of ViVu in the fourth quarter of 2011. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our condensed consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. As of September 30, 2011, our investments in private companies were valued at $2.0 million. We recorded $0.5 million in impairment charge during the nine months ended September 30, 2011 in interest and other income/(expense), net. We did not record any such impairment charge during the three months ended September 30, 2011. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Difficulties in identifying and integrating our acquisitions or implementing restructuring plans could adversely impact our business.

Difficulties in identifying and integrating acquisitions could adversely affect our business.

We have completed a number of acquisitions during our operating history, with our most recent acquisitions being ViVu, the HPVC business of HP and Accordent. The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time consuming, expensive and disruptive to our business.

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

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. As a consequence of these conflicts, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call manager providers and wireless network infrastructure providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies. Further, our strategic partners may acquire businesses that are competitive with us, such as Avaya’s acquisition of Konftel in January 2011. Any such strain or acquisition could limit the potential contribution of our strategic relationships to our business, restrict our ability to provide interoperable features in our products, restrict our ability to form strategic relationships with these companies in the future and create additional competitive pressures on us, including downward pressure on our average selling prices, which would result in a decrease in both revenues and gross margins, any of which could harm our business.

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

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, such as we have seen in the Euro and British Pound in 2010, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our program, in the first, second and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million and $0.3 million, respectively, as compared to increasing operating income in the first, second, third and fourth quarters of 2010 by 0.5 million, $1.7 million, $1.4 million and $1.0 million, respectively.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. For example, in September 2010, we announced the hiring of multiple new executives with responsibilities including strategy, technology, products, development, EMEA sales and marketing, global services and human resources. We announced the addition of a worldwide sales leader in the third quarter of 2011 and, most recently, changes impacting our sales leadership and organizational structure in North America. As these new executives assess their areas of responsibilities and define their organizations, it will likely result in additional organizational changes or restructuring actions and charges. Future changes to our executive and senior management teams, including new executive hires or departures, or other organizational changes implemented by our executive leadership team, could cause disruption to the business and have an impact on our ability to execute successfully in future periods, particularly with respect to the execution of our go-to-market strategy and the expected resulting revenues, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

We have experienced significant growth in our business and operations due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, our operating results may be negatively affected.

Our business has grown in recent years through internal expansion and business acquisitions and we announced several key strategic initiatives for 2011 that we are undertaking to further grow our business, including developing our cloud-based UC solutions, delivering our UC solutions to mobile platforms, leveraging our strategic partnerships, enabling service providers to deploy new UC services through our network infrastructure and at the end-user level, and increasing innovation across all of our products. Our execution against our strategic initiatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated. Further, continued growth in general, which may include growth through business acquisitions, such as our acquisitions of ViVu in October 2011, HP’s HPVC business in July 2011 and Accordent in March 2011, may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology, financial operating and administrative systems and controls, and continue managing headcount, capital and processes in an efficient manner. In addition, we must continue to evolve our processes, such as the process we use for collecting customer information, to take advantage of automation tools as the size of our business grows, or the processes that we developed when we were a smaller company may not be sustainable and could cause harm to our business. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business. In addition, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. The efforts to continue to expand our information technology systems or our inability to do so could harm our business. Further, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount.

We have a Shared Services Center (“SSC”) in Beijing, China, to perform certain accounting, order entry and other functions previously performed in regional headquarter locations and we may expand our SSC operations in the future. Efforts to globalize these shared functions into one location may not yield the intended benefits and could result in higher turnover than planned, which could have an adverse effect on these functions during the transition. In addition, if the controls we put in place with respect to the SSC fail to operate effectively, our business and results of operations could be harmed.

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions result in charges to operations of $1.3 million, $4.7 million and $8.1 million that we recorded as restructuring costs during the three and nine months ended September 30, 2011 and the year ended December 31, 2010, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

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

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. Further, the recent flooding in Thailand has affected certain of our suppliers, which could negatively impact the supply of components for some of our products. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we have seen in recent quarters.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write down the value of our investments. In the nine months ended September 30, 2011, we did not recognize any other-than-temporary impairment or losses on our investments.

With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments to mitigate these risks. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first, second and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million and $0.3 million, respectively, as compared to increasing operating income in the first, second, third and fourth quarters of 2010 by $0.5 million, $1.7 million, $1.4 million and $1.0 million, respectively.

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

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing disturbances in the Middle East, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to loss of our intellectual property or confidential information of our customers, disruption of our business activities and potential litigation), and other events beyond our control. We have a business continuity program that is based on enterprise risk assessment which addresses the impact of natural, technological, man-made and geopolitical disasters on our critical business functions. This plan helps facilitate the continuation of critical business activities in the event of a disaster but may not prove to be sufficient. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

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

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. We believe inventory turns will continue to fluctuate depending upon our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and a greater mix of ocean freight versus air freight to reduce freight costs. For instance, our inventory levels have increased from the September 30, 2010 levels as a result of these factors.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended September 30, 2011:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
7/1/11 to 7/31/11	939	$31.20	—	$118,013,000
8/1/11 to 8/31/11	853,564	$21.93	619,362	$104,657,000
9/1/11 to 9/30/11	295,112	$23.39	282,800	$98,042,000

Total	1,149,615	$22.31	902,162

(1)	Includes 247,453 shares repurchased in July through September 2011 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of September 30, 2011, the Company was authorized to purchase up to an additional $98.0 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	(REMOVED AND RESERVED)

Not Applicable.

Item 5.	OTHER INFORMATION

Costs Associated with Exit or Disposal Activities

In October 2011, management committed to a restructuring plan designed to better align and allocate resources to more strategic growth areas of the business. These actions are primarily related to the reorganization of our global go-to-market and other organizations. The restructuring plan will result in the elimination of approximately 5% of our global workforce with the majority of the reductions taking effect in the fourth quarter of 2011, enabling the creation of new positions that better align with our strategic initiatives. We currently expect to record restructuring charges and make cash expenditures between approximately $10.0 million and $11.0 million through the second quarter of 2012 resulting from this action, primarily related to severance and other employee termination benefits.

In addition, we have approved plans to consolidate and eliminate certain facilities in order to gain efficiencies, including the combination of our headquarters and San Jose, California operations into one location. As a result, we expect to record approximately $12.0 million in additional restructuring charges related to idle facilities upon vacating these facilities in the second quarter of 2012.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1(1)*	Form of Performance Share Agreement for Officers.

10.2(1)*	Form of Performance Share Agreement for Non-Officers.

10.3(1)*	Form of Restricted Stock Unit Agreement for Officers.

10.4(1)*	Form of Restricted Stock Unit Agreement for Non-Officers.

Exhibit No.	Description

10.5(1)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.6(1)*	Offer Letter with Tracey Newell, dated June 27, 2011.

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2011

POLYCOM, INC.

/S/ ANDREW M. MILLER
Andrew M. Miller
President and Chief Executive Officer
(Principal Executive Officer)

/S/ MICHAEL R. KOUREY
Michael R. Kourey
Executive Vice President, Finance and Administration, and Chief Financial Officer
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Senior Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)*	Form of Performance Share Agreement for Officers.

10.2(1)*	Form of Performance Share Agreement for Non-Officers.

10.3(1)*	Form of Restricted Stock Unit Agreement for Officers.

10.4(1)*	Form of Restricted Stock Unit Agreement for Non-Officers.

10.5(1)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.6(1)*	Offer Letter with Tracey Newell, dated June 27, 2011.

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.