Form 10-K
period 2011-12-31
POLYCOM INC
filed 2012-02-17
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3128324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4750 Willow Road, Pleasanton, California	94588
(Address of principal executive offices)	(Zip Code)

(925) 924-6000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0005 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2011, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2011, was approximately $5,663,160,772. Shares of common stock held by each executive officer and director have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

177,466,372 shares of the Registrant’s common stock were outstanding as of February 10, 2012.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements under the sections entitled “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors,” and elsewhere in this Annual Report on Form 10-K, and in the documents incorporated by reference in this Annual Report on Form 10-K, constitute forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” “will,” “intend,” “potential,” “objective,” “strategy,” “goal,” “should,” “vision,” “designed,” and similar expressions or the negative of these terms or other comparable terminology. The forward-looking statements contained in this Annual Report on Form 10-K involve known and unknown risks, uncertainties and situations, including those disclosed in “Risk Factors” in this Annual Report on Form 10-K, that may cause our actual results, level of activity, performance or achievements to be materially different from any future results, levels of activity or performance expressed or implied by these statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. You should not place undue reliance on these forward-looking statements. We undertake no obligation to revise or update any forward-looking statements for any reason.

PART I

ITEM 1. BUSINESS

GENERAL

We are a global leader in standards-based unified communications (“UC”) solutions and a leading provider of telepresence, video, voice and infrastructure solutions based on open standards. With Polycom® RealPresence™ video and voice solutions, from infrastructure to endpoints, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, solve, decide, and create through a high-definition visual experience from their desktops, meeting rooms, classrooms, mobile devices, web browsers, and specialized solutions such as video carts for bedside conferences in hospitals between patients and remote physicians. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through visual connection, Polycom enables people to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability and fulfillment agility.

Our vision is to make video collaboration ubiquitous. Toward this end, our strategy is to make video and voice collaboration simple to use and available to everyone through open, standards-based software—delivered on-premises or from the cloud—that connects people securely across any network, protocol, application or device they want to use. Historically, our focus has been premises-based solutions for the enterprise and public sector, targeted at vertical markets including finance, manufacturing, government, education and healthcare, and this continues to be a high-growth market opportunity for us as recognition of the mission-critical business benefits of video collaboration in the enterprise continues to grow. In addition, in response to emerging market trends, and the network effect driven by business-to-business adoption of UC, we are extending our focus designed to capture opportunities within emerging markets including mobile, social and cloud-based delivery for enterprise and small and medium businesses (SMBs).

Important drivers for the adoption of Polycom’s UC solutions include:

•	growth of video as a preferred method of communication everywhere, including major growth markets such as Brazil, Russia, India and China,

•	increasing presence of video on the desktop,

•	growth of video-capable mobile devices (including tablets and smartphones),

•	expansion of social business tools with integrated web-based video collaboration,

•	virtualization and the move to the cloud,

•	adoption of UC by SMBs,

•	growth of the number of teleworkers globally,

•	emergence of Bring Your Own Device (BYOD) programs in businesses of all sizes,

•	demand for UC solutions for business-to-business communications and the move of consumer applications into the business space, and

•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing remote connectivity over travel.

Visual communication provides natural and effective collaboration experiences among individuals and teams separated by distance. With the increasing availability of high-speed wired and wireless networks, migration to Internet Protocol (“IP”) communications, and advances in video technologies that include high definition (“HD”) and immersive telepresence, many enterprises, educational institutions, medical facilities, and government organizations are seeking systems that enable real-time and on-demand video collaboration. Increasingly pervasive trends such as globalization of the enterprise, distributed and remote workforces, outsourcing, rising travel costs, and sustainability requirements are driving organizations to implement tools that enable better decision-making, faster time-to-market, and greater returns on investment from their employees’ time.

Our 2012 strategic plan is designed to capture the emerging network effect of UC adoption by enterprise, public sector, service providers, SMBs, mobile and remote employees, and social business users. We believe we are uniquely positioned as the UC ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology and customer-centric go-to-market capabilities. Central to our 2012 strategic plan are five strategic imperatives:

•	Cloud-Based UC Solutions;

•	Mobile UC Solutions;

•	Focused Ecosystem Partnerships;

•	RealPresence Platform (an expansion of our former UC Intelligent Core™ Platform); and

•	Growth Markets.

Cloud-Based UC Solutions

Our first strategic imperative is enabling cloud-based UC solutions. Polycom’s cloud strategy is to partner with qualified service providers and channel partners to deliver Video-as-a-Service (“VaaS”) offerings to enterprises and SMBs. As part of our cloud strategy, we announced Polycom RealPresence Cloud in January 2012—a wholesale VaaS offering for qualified service providers and channel partners. RealPresence Cloud is powered by the Polycom RealPresence Platform and leverages the Polycom RealPresence Network (formerly the Halo/HVEN network, acquired from Hewlett-Packard Company (“HP”) in 2011) to allow service providers to fast-track their capability to deliver video from the cloud. In addition, we are a founding member of the Open Visual Communications ConsortiumTM (“OVCCTM”), an open business-to-business exchange consortium that leverages a global consortium of network and managed service providers to deliver broad and robust connectivity services for unified communications. This will include integrated directory services and presence capability for enterprises, SMBs, and consumers alike. Our solution is built with an open-standards approach to assure broad interoperability, enabling standards-based devices to facilitate HD video and voice UC meetings in point-to-point or multipoint settings.

Mobile UC Solutions

Our second strategic imperative is delivering Mobile UC solutions. Our objective is to deliver enterprise-grade video collaboration and content sharing on a wide variety of mobile devices leveraging our leadership in premises-based video and voice communications. In October 2011, Polycom took video mobile, delivering enterprise-grade video collaboration to mobile users. Polycom RealPresence Mobile, a new, free-to-download software solution, extends Polycom’s HD video collaboration technology, built on the Polycom RealPresence Platform, beyond the office and conference room to Apple® iPad® 2, Motorola Droid Xyboard and Samsung Galaxy Tab™ tablets. This should drive a significant network effect for users and businesses by enabling mobile devices to connect with each other as well as other standards-based telepresence and video systems and applications. We expect our UC mobility solutions to be deployed on a broad range of networks including 3G, 4G, WiFi, and DECT for both wide area anywhere/anytime video collaboration. In addition, we have a broad portfolio of Wi-Fi and DECT wireless voice solutions that address the demand for on-premises mobility from small businesses to enterprises and in vertical market segments such as healthcare, large retail, manufacturing, and high-end hospitality.

Focused Ecosystem Partnerships

Our third strategic imperative is leveraging our focused ecosystem partners. The Polycom® Open Collaboration Network™ is a powerful ecosystem of technology leaders, with whom we are working together to develop tailored, flexible, and future-ready solutions. Our open-standards integration with the leading UC and networking platform vendors makes it possible for customers to use our solutions along with their existing business applications to communicate in real time over multiple devices and across most networks.

Although we will continue to work closely with all or Polycom Open Collaboration Network partners, in 2012 we intend to focus our strategic investments, including sales and program resources, on extending our relationships with Microsoft Corporation, International Business Machines Corporation (“IBM”), HP and Apple Inc. In 2011, we continued to build our strategic relationships with these key partners. We offer more than 40 solutions that are interoperable with Microsoft Lync, moving us toward our goal of delivering video potentially to hundreds of millions of Microsoft desktops. In July, Polycom was recognized as the 2011 UC Innovations Partner of the Year at the Microsoft Partner Conference in Los Angeles. Our strategic alliance with HP continues to develop as Polycom acquired HP’s Visual Collaboration business. Further, Polycom is an exclusive partner to HP for telepresence and certain UC solutions for resale and internal deployments at HP. The IBM alliance has expanded to include not only our solution integration with IBM Sametime and social business applications, but to also encompass our work with IBM Global Technology Services. Our alliances and integration with the larger UC ecosystem are critical to providing customers the flexibility, innovation, and investment protection they require.

As part of our UC Cloud and UC Mobility strategies, we also expect to work more closely with service providers such as AT&T Inc., BT Group plc, China Unicom Limited, Telstra Corporation Limited and Verizon Communications Inc. to deploy new unified communications services that enable consumers and enterprises to participate in both point-to-point and multi-point telepresence conversations over their service provider’s network. These solutions will include integrated feature-rich mobile clients, standards-based architecture, and the Polycom RealPresence Platform. We believe this solution set and open-standards approach will operate effectively with service provider networks to enable cloud-based UC delivery to enterprises and SMBs, whereas most other offerings have limited interoperability and only point-to-point capabilities.

RealPresence Platform

Our fourth strategic imperative is the delivery and proliferation of the Polycom RealPresence Platform. Polycom introduced the RealPresence Platform, a comprehensive software infrastructure for universal video collaboration, powering Polycom’s HD telepresence and video solutions, in September 2011. Through its open-standards approach, the platform ensures interoperability with hundreds of unified communications and social networking applications; interoperates with core networking and security infrastructure to deliver secure collaboration across heterogeneous networks with up to 50% less bandwidth consumption than other solutions; and provides security, reliability, management, and scalability to support video as a cloud-based service to enterprises, SMBs and consumers. The functional modules of the RealPresence Platform include: Universal Video Collaboration, Video Resource Management, Virtualization Management, Universal Access and Security and Video Content Management. Key to Polycom’s software platform strategy is integration with partner products in the areas of instant messaging/presence, call control, web conferencing, video collaboration, mobile, social media, networking, and security.

Growth Markets

Our fifth and final strategic imperative is to execute on the Growth Market opportunity. For Polycom, this opportunity specifically refers to the fast-growth geographies of the BRIC (Brazil, Russia, India, and China) nations, the Middle-East, rest of Central America/Latin America and Africa and CIS countries. In 2011, these fast-growth geographies represented approximately 23% of our revenues and grew approximately 53% over 2010. Leveraging this growth, we believe that these markets represent significant growth opportunities for Polycom, and we are making significant investments in go-to-market and research and development resources to maximize our share of these important markets in 2012 and beyond.

Available Information

We were incorporated in December 1990 in Delaware. Our headquarters is located at 4750 Willow Road, Pleasanton, California, 94588. Our telephone number at this location is (925) 924-6000 and our web address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available, free of charge, on our website under “Company > Investor Relations > SEC Filings,” as soon as reasonably practicable after such material is filed electronically with, or furnished to, the United States Securities and Exchange Commission, or SEC. Information on the website does not constitute a part of this Annual Report on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains reports, proxy and information statements and other information regarding Polycom and our business that we file electronically with the SEC.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks, and service marks of ours and of other companies.

PRODUCTS AND SERVICES

Our UC solutions encompass Polycom RealPresence video and voice solutions ranging from immersive telepresence to room to desktop video to mobile devices, and span voice, video, content management, and sharing solutions, including the infrastructure that powers them.

Our products and solutions are categorized as follows:

•

Network Infrastructure, which includes the conferencing infrastructure, distributed media application, management applications, recording and streaming security, and remote access that constitute the Polycom RealPresence Platform. Inclusive of the related services components, Network Infrastructure revenues comprised 17% of our total revenues in 2011.

•

UC Group Systems, which includes immersive telepresence, group video and group voice systems. Inclusive of the related services components, UC Group Systems revenues comprised 65% of our total revenues in 2011.

•

UC Personal Devices, which includes desktop video devices, desktop voice, and wireless LAN (local area network) products. Inclusive of the related services components, UC Personal Devices revenues comprised 18% of our total revenues in 2011.

Network Infrastructure

The Polycom RealPresence Platform is a comprehensive software infrastructure for universal video collaboration, powering Polycom’s HD telepresence and video solutions. Using the RealPresence Platform, organizations bring people face-to-face from anywhere and create seamless UC environments and collaboration experiences that incorporate instant messaging, calendaring, e-mailing, and content sharing. In addition, the open standards-based RealPresence Platform helps ensure the interoperability of hundreds of business applications and helps protect customer investments through compatibility with existing and future systems. The Polycom components that make up the RealPresence Platform include:

•	Polycom RMX. The RMX series of products provide universal video collaboration, or bridging. Universal video collaboration is software that enables multipoint video, voice, and content collaboration.

•

Centralized Management Application (CMA). The CMA product provides video resource management, or provisioning. Video resource management is software to centrally manage, monitor, and deliver video collaboration across an organization. Video resource management manages the endpoints used to enable collaboration in the UC environment. In addition, Polycom’s desktop (CMAD) and mobile video collaboration (RealPresence Mobile) software registers to the CMA server to deliver full-featured face-to-face video communication across multiple environments and operating systems.

•

Distributed Management Application (DMA). The DMA product is a network-based virtualization application for managing and distributing calls across collaboration networks. With no single point of failure, DMA provides reliability and super-cluster configurations for mission critical communications. The DMA also provides a single unified dialing plan for video and voice applications across multiple vendors. Virtualization management includes software for massive scale, redundancy, and resiliency. This software supports up to 25,000 concurrent calls and 75,000 devices and provides advanced routing algorithms to maximize resource utilization and dynamically distribute calls based on prioritizing, bandwidth and class of service, driving lower cost and a higher return on investment. Virtualization solutions manage the conference bridges that connect people and endpoints.

•

VBP, or Video Border Proxy, Series. The VBP product enables universal access and security. Universal access and security is software that easily and securely connects video participants within and outside the firewall, optimizes the network and enables business-to-business and business-to-consumer communication. It works with an organization’s existing firewall to enhance security for out-of-network video transmission.

•

Polycom RealPresence Media Manager. The Polycom RealPresence Media Manager is our video content management solution. Video content management is software for secure video capture, management, administration, and delivery. Polycom RealPresence Media Manager includes the Recording and Streaming Server (RSS 4000), the Polycom RealPresence Capture Station, and the Polycom RealPresence Broadcast Producer.

UC Group Systems

Our UC group systems offer customers a unified, end-to-end communication capability that enables geographically dispersed individuals to communicate as naturally as if they were in the same room. Through our UC solutions, people can connect and collaborate with one another whether they are in a board room, meeting room, classroom, at their desk, while mobile, or through web-based social business applications.

The Polycom® RealPresenceExperience (“RPX™”) room environment, Polycom® Halo Collaboration Studio™, Polycom Open Telepresence Experience™ (“OTX™”) suite, Polycom® Architected Telepresence Experience™ (“ATX™”) solution, and Polycom® HDX® personal and room-based telepresence solutions comprise a portfolio of high-performance, cost-effective, and easy-to-use room and immersive telepresence and video conferencing systems. Multiple options exist to incorporate high-resolution data sharing and collaboration into a video conference. The Polycom® People+Content™ family of peripherals allows users of Polycom HDX, Converged Management ApplicationTM (“CMA®”) Desktop and Telepresence m100 products to more easily incorporate content, documents and audiovisual effects into their video conferencing sessions. The user experience for any Polycom HDX series or immersive telepresence customer is enhanced when users choose to deploy intelligent accessories, including the Polycom® EagleEye Director, which changes the face of group video communications by enabling close-up views of every speaker in a video conference, regardless of their location or the number of people in the room, with automated and ‘directed’ camera pan, tilt and zoom, the Polycom® UC BoardTM, which seamlessly integrates white boarding into any telepresence meeting, and Polycom® Touch Control, which eliminates the need for a remote control with a graphical touch interface simplifying content capture and sharing.

Polycom offers a range of UC group devices specifically optimized for the Microsoft Lync environment. The CX3000 IP Conference Phone is the only conference phone on the market that is optimized for Microsoft Lync and features embedded Microsoft Lync software, delivering a familiar user interface and functionality for conference call participants. The Polycom CX5000 Unified Conference Station adds a one-of-a kind 360 degree group video collaboration experience to Microsoft Lync environments. The CX7000 Unified Collaboration System is the only group voice, video, and content collaboration system optimized specifically for Microsoft Lync. Polycom now offers more than 40 Polycom solutions that natively integrate with Microsoft Lync, so Microsoft users can click a name on a Lync contact list and instantly be collaborating face-to-face via Polycom RealPresence video. The Polycom RealPresence Platform enables customers with Microsoft Lync clients, Polycom certified Lync products and/or Polycom endpoints to all connect together in multi-point calls.

Complementing Polycom’s telepresence and desktop video offerings, we provide conference phones that either integrate with our video solutions or can be used independently to conduct high-quality, effective voice conference calls. The product line consists of Polycom® VoiceStation® products for smaller rooms, Polycom® SoundStation® conference phones for midsize rooms, and Polycom® SoundStation® IP products for conference room solutions using Voice-over IP (“VoIP”) telephony networks. Polycom® SoundStation DuoTM is an analog/IP hybrid conference phone for mid-size conference rooms for companies of all sizes that is ideal for organizations that are planning the transition to IP and looking to invest today in a future-ready solution.

UC Personal Devices

Our UC personal devices extend clear, HD voice, video, and content to desktops, home offices, mobile users, and branch sites, among other examples.

Our personal telepresence solutions allow organizations to leverage the power of visual communication among an expanded set of users and use cases. The Polycom HDX 4000 Series delivers a premier personal telepresence experience, with HD video, voice, and content-sharing housed in a compact and stylish design. The Polycom Telepresence m100 brings simple, effective, standards-based desktop conferencing to any PC and can be purchased as individual licenses. In addition, as part of our RealPresence Platform and Network Infrastructure product line, the Polycom CMA Desktop client is also a standards-based desktop video conferencing solution, supporting both PCs and MACs, that is centrally deployed via the Polycom CMA resource management solution.

The Polycom® VVX® 1500 business media phone combines advanced telephony, one-touch video, and integrated business applications into a life-like experience. This UC device is equipped with all of the capabilities of a full-featured Polycom® SoundPoint® IP conference phone, including six lines, Polycom® HD Voice™ technology, a Gigabit Ethernet switch that supports Power over Ethernet (“PoE”), and a host of rich telephony functions. These features can be accessed via the buttons on the front of the phone or by simply touching the large color display. We also offer the VVX 500 business media phone, a mid-range business media phone that brings a smartphone-style touch-screen interface to the desktop. The VVX 500 features 12 line appearances, Microsoft Outlook and Calendar integration, web-based provisioning, USB expansion ports and an open application development environment to allow third-party development of interoperable applications.

The Polycom SoundPoint series of standards-based SIP desktop devices provides superior audio quality and rich features to address the desktop communications requirements of businesses. The complete SoundPoint product line is based on a common software architecture to ensure compatibility for all devices with our VoIP solution partners. The VoIP ecosystem includes call management suppliers for on-premises call servers and soft-switches for network-based call server platforms. Through our VoIP Interoperability Partner (“VIP”) program, we have established relationships with approximately 45 technology partners for VoIP call managers to collaborate in the development, marketing, and distribution of Polycom’s VoIP products.

Our wireless products address the demand for on-premises mobility and increased productivity from small businesses to enterprises and in vertical market segments such as healthcare, large retail, manufacturing, and high-end hospitality. We offer three wireless product lines, including the Polycom® SpectraLink® Wi-Fi, Polycom SpectraLink Proprietary, and Polycom® KIRK® DECT phone offerings. These mobility products are sold through channel partners and are also provided through original equipment manufacturer (“OEM”) partners and specialized system integrators.

In addition, with Microsoft we jointly developed a family of devices that are optimized for use with Microsoft Lync. These natively integrated UC devices deliver rich presence, HD voice, and plug-and-play functionality, and in conjunction with the Lync solution, provide an attractive value proposition for private branch exchange (“PBX”) replacement. Further, a wide range of USB and IP devices deliver the full Microsoft UC experience and are easy to deploy, use, and manage. Our standards-based SIP voice solutions are also now interoperable with Microsoft Lync, providing greater choice and flexibility to customers as they update or transition their call management solutions.

Standards and Interoperability

Polycom has a philosophy and long history of developing standards-based interoperable products. We promote the development and deployment of open standards because we believe this is an effective way to establish broad interoperability in the complex multi-vendor ecosystem of unified communications. This approach not only provides a broad “network effect” of connectivity, but also provides our customers with the flexibility to choose best-in-breed solutions that work together. Our goal is to make video and voice collaboration simple to use and available to everyone through open, standards-based software—delivered on-premises or from the cloud—that connects people securely across any network, protocol, application or device they want to use.

We actively participate in several standards development organizations (including the IEEE, IETF, and the ITU-T) in order to develop new open standards for the industry (such as standards for telepresence, content sharing and high definition audio). We also have joined with both partners and competitors in many industry forums and consortiums that focus on interoperability, including the IMTC (International Multimedia Teleconferencing Consortium), OVCC (Open Visual Communications Consortium), SIP Forum (Session Initiated Protocol), UCIF (Unified Communications Interoperability Forum) and the Wi-Fi Alliance. We are founding members or board members of several of these organizations and are active in leading the development of future standards and protocols intended to drive interoperability and standards for the greater good of the industry and our customers.

As a part of this work, our UC innovation development team has developed or is developing underlying standards-based technologies to power our portfolio of UC solutions, including:

Session Initiation Protocol

We have played an active role in standards bodies and the Session Initiation Protocol (“SIP”) Forum to develop and implement SIP across our UC solutions. We believe our implementation of SIP is robust, secure, and feature-rich.

Scalable Video Coding

Scalable Video Coding (“SVC”) is a standard designed to deliver a high-quality, low-latency telepresence experience at any bandwidth and over networks prone to packet loss and congestion. Customers will receive the advantage of our industry-leading standards-based telepresence products with the additional functionality of SVC, which we expect to drive superior economics for our customers.

Security

We believe that security is of the utmost importance and we are committed to bringing a secure means of real-time collaborative communications both inside and outside enterprise firewalls to customers worldwide. Security has become increasingly important with the emergence of BYOD programs and the need to securely integrate a variety of mobile video devices into the enterprise. Implementing secure communication technologies and validating standards and interoperability is in many cases a mandatory requirement for government customers.

High Profile Telepresence

High Profile enables a dramatic reduction in the network resources necessary to video-enable organizations. It allows lower-cost, standards-based visual communication with fewer resources, thus limiting or avoiding costly network upgrades—all while remaining standards-based. Video deployments can be extended to more sites, more cost effectively, and with greater quality. With the H.264 High Profile implementation for real-time video, customers can immediately begin saving up to 50 percent on bandwidth costs.

The shift from Baseline Profile to High Profile delivers gains in performance across the full bandwidth spectrum. As a result, HD systems benefit the most from High Profile, enabling accelerated adoption of HD communication across organizations. Branch offices, remote sites, rural locations, and developing regions can now enjoy the benefits of HD quality.

Finally, as enterprises, educational institutions, healthcare facilities, manufacturing firms, government agencies, and other organizations look to provide integrated video, voice, and content-sharing applications, they face the challenge of interconnecting various network topologies, network protocols, transmission speeds, and end-point devices. These customers require systems designed to address complex interoperability, multipoint connectivity, and security requirements. In this context, we believe that the service provider market will become increasingly important to us as service providers leverage infrastructure capabilities based on the Polycom RealPresence Platform to provide cloud-based voice and video services to their customers. Polycom network infrastructure products must ensure a consistent level of high-quality service by intelligently matching end-user applications to available network resources. Further, our network infrastructure products must satisfy strategic and channel partners who demand video, voice, and content communications sessions that are highly reliable and easy to establish, manage, archive, and stream.

Services

We offer a comprehensive line of professional and support services to customers on a global basis. These services are offered directly by us and through our worldwide channel partner network.

For the ongoing support of end-user customers, we provide maintenance services that include telephone support, software upgrades and updates, parts exchange, on-site assistance, and direct access to support engineers for real-time troubleshooting. These support services comprise the majority of our services revenue and are driven by both attach rates of maintenance agreements on new product sales, as well as the renewal of existing maintenance agreements. Enhanced Support services are also available that provide faster response times in over 20 cities worldwide for more mission-critical RealPresence Platform deployments. We also offer installation and implementation services and a broad range of training to ensure effective usage and operation of products with training facilities worldwide.

We believe that service and support are critical components of customer satisfaction and create a platform for expanded and long-term customer relationships. Over the past year, we invested in new spare parts depots, and now have warehouses worldwide to provide better service to customers across the globe. We have also invested in an extensive customer relationship management system and knowledge base to expand online support and infrastructure. We also have an online support portal for customers, that includes the ability to open, track, and update service requests online 24x7, request and track Return Material Authorizations (“RMAs”), query bulk contract entitlement status, and view contract and warranty status. The portal also offers a proactive support notification to which customers and partners may subscribe. Support services are flexible and available for every Polycom solution deployed in IP, legacy, or mixed-network environments.

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

The Polycom Certified Service Partner (“CSP”) program certifies Polycom’s service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center support, and training in Polycom solutions and IP networking. Polycom and its CSP partners are jointly able to offer maintenance and diagnostic service and support. The Polycom CSP program is an annual certification program that recognizes a channel partner’s expertise and service capabilities and their ongoing focus on customer satisfaction as measured through service performance metrics. The Polycom Partner Service Program (“PPSP”) is the corresponding international certification program. We have developed global service certification programs to support Polycom partners who want to participate in the integration of our solutions into Microsoft and IBM environments and also to formalize the certification of partners who would like to implement Polycom RealPresence products.

In addition, our Video Network Operations Center (“VNOC”) service provides customers with operations management for their Polycom RPX and Polycom OTX telepresence suites. VNOC services are available in two models—hosted and managed. Hosted VNOC service offers access to unlimited HD Multipoint Conferencing, using Polycom’s HD Multipoint Conferencing resources. Managed VNOC service provides remotely managed services for a customer’s dedicated, on-site Telepresence HD Multipoint Conferencing resources by Polycom telepresence experts. Our Telepresence VNOC certifications include an advanced designation for providing a higher level of support to customers.

SALES AND DISTRIBUTION

We market and sell our products through a global network of strategic, service provider, and channel partners, including Anixter, AT&T, Avaya, Inc., BT, Digital China Holdings Limited, Dimension Data Holdings

plc, Imago Group plc, Otsuka Shokai Co., Ltd., ScanSource Inc., Verizon, Westcon and many others. We also sell with several strategic partners including HP, IBM and Microsoft. Many of these partners sell a variety of communication products and/or services and, when combined with Polycom’s products, offer a complete product portfolio.

We have a high-touch and customer-centric sales strategy that is focused on building and maintaining close working relationships with enterprise and public sector customers directly and through partners. This high-touch approach to sales and marketing is best suited for our Network Infrastructure, UC Group Systems, and certain UC Personal Devices. Even with this high-touch sales approach, our product orders are almost always fulfilled through a channel or strategic partner. With collaborative communications becoming a priority network application and with the scale of our business increasing, we intend to continue to invest in our sales force and our channel partners in order to more fully capture the opportunity for customer adoption.

Our channel partners are required to be trained and certified for many products, which we believe yields a higher level of end-user customer satisfaction. Channel partners that stock product maintain a limited amount of inventory and, for some channel partners and our network infrastructure products, we ship directly to their end-user customers. Working with existing and new channel partners, we plan to continue to focus on the enterprise, government, education, healthcare, and manufacturing vertical markets. To complement our sales efforts, we advertise in online media and trade and general business print media and participate in a wide array of trade shows and global events and drive public relations activities. In addition, since the value of our solution is best realized through demonstration, we will continue to invest in executive briefing centers, demonstration centers, and the deployment of evaluation systems to end-user customers.

We focus our sales efforts in regions of the world where customers are investing significantly in collaborative communications solutions. Based on the global nature of this customer demand, our sales and service staff and our channel footprint exist in all major global regions. We conduct and manage our business in four geographic theatres: (1) North America, which consists of the United States and Canada; (2) Central American and Latin America (“CALA”); (3) Europe, Middle East and Africa (“EMEA”) and (4) Asia Pacific (“APAC”). For reporting purposes, we combine North America and CALA into one segment named Americas and report EMEA and APAC as separate segments. For a summary of the financial information of our segments, see Note 13 of Notes to Consolidated Financial Statements, which is incorporated herein by reference. We have product distribution centers in each theatre to best serve our global customer base.

A substantial majority of our revenue is from value-added resellers, distributors and service providers. In 2011 and 2010, one channel partner, Scansource Communications, accounted for more than 10% of our total net revenues. No one channel partner accounted for more than 10% of our total net revenues in 2009. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

ACQUISITIONS AND INVESTMENTS IN PRIVATELY HELD COMPANIES

We have completed a number of acquisitions during our operating history. During 2011, we completed three acquisitions. On March 21, 2011, we acquired Accordent Technologies, Inc. (“Accordent”), a privately held video content management and delivery solutions company. On July 27, 2011, we acquired the assets of the Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo products and managed services business. On October 14, 2011, we acquired ViVu, Inc. (“ViVu”), a privately-held video collaboration software company. The total net cash paid in 2011 for these acquisitions was $163.6 million. We have included the financial results of Accordent, HPVC and ViVu in our Consolidated Financial Statements from the respective dates of acquisition.

We believe that making strategic acquisitions and minority investments in privately held companies is a good use of capital that can add value to our solutions with our strategic partners and for our end-user customers. We have spent and will continue to spend significant resources identifying and acquiring businesses. We believe that the efficient and effective integration of our acquired businesses into our organization is critical to our growth.

COMPETITION

Polycom competes in the Unified Communications (UC) market with products and solutions that enable voice and video collaboration on-premises, across intranets, extranets, mobile devices, and the Internet via our customer premise-based RealPresence Platform, web-based social business platforms and VaaS offerings delivered from the cloud. Polycom competes with multiple competitors in each product line on a global basis. These competitors include but are not limited to Cisco Systems, Inc., Logitech International S.A., RADVISION Ltd., Avaya Inc., Huawei Technologies Co., Ltd., Aastra Technologies Limited, and Motorola, Inc. In some cases, we also cooperate and partner with these companies in programs such as the Polycom Open Collaboration Network and industry initiatives such as the Unified Communication Interoperability Forum (“UCIF”), an organization that we co-founded with Microsoft and others, and the OVCC, of which Polycom was a founding member and which currently has over 15 global telecommunications service providers in its membership.

Our competitive landscape has evolved throughout 2011 and continues to rapidly evolve as Polycom moves into new markets for video collaboration such as mobile, social, and cloud-delivered video, and as competitors consolidate, increase their corporate partnerships, evolve their strategies, develop new technologies, expand globally, and change their pricing strategies.

In 2011, Microsoft’s acquisition of Skype, Logitech’s acquisition of Mirial, Avaya’s acquisition of Konftel AB, and Polycom’s own acquisitions of Accordent, HP’s video conferencing unit and ViVu all contributed to the changing competitive landscape providing both new challenges and opportunities for Polycom. Additionally, partnerships continue to develop in the market, such as Vidyo Inc.’s partnership with Ricoh Company, Ltd. and Skype’s partnership with Facebook, Inc. In some instances, these developments result in larger competitors with a proven ability to execute as evident in their substantial financial resources, as well as more sizable production, marketing, engineering and other capabilities with which to develop, manufacture, market, and sell their products. These developments also represent a change in the competitive environment that was once characterized by challenges posed by companies in a single competitive category, such as video-room systems, to a new competitive environment where offerings from companies span multiple product categories, including categories in which we do not currently directly compete such as web conferencing.

Competitors also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures such as Skype and Apple FaceTime. New competitors such as Blue Jeans Network, have created cloud-offerings that offer alternatives to on-premise solutions. Other offerings such as Cisco Systems’ CIUS, Avaya’s Flare-based ADVD, and Cisco Jabber also represent new competition that will compete against Polycom’s RealPresence Mobile solutions. Despite these and other forms of competition, however, the current competitive landscape presents Polycom with significant opportunity as an independent, open standards-based UC company with a compelling and differentiated value proposition for customers.

Our competitive environment also differs by geography. Cisco Systems is Polycom’s primary global competitor and is active in all geographic theaters and categories. Also, in the Asia Pacific theatre, the competitive landscape includes China-based competitors such as Huawei, ZTE Corporation, and other competitors in the region, including Sony Corporation, Zylotech Ltd., ClearOne Communications, Inc., Grandstream Communications, Inc., and other smaller competitors.

In professional services, we do not currently experience any significant competition from third-party maintenance and support companies. Third-party maintenance companies may become a threat in the future, as the industry grows and as competitors look to expand service revenue streams and consolidate service solutions to their customers. Today, some of Polycom’s partners offer Polycom maintenance and support services, while others sell their own. To the extent that channel partners sell their own services these partners compete with us; however, they typically purchase maintenance contracts from us to support these services. In addition, as Polycom expands its professional services offering, we may compete more directly with system integrators in the future.

The principal competitive factors in the markets and categories in which we compete and may compete in the future include the ability to:

•	provide and sell a broad range of UC solutions and services, including mobility and cloud-based solutions, and our ability to bring such products to market on a timely basis;

•	appropriately and competitively price our products and solutions;

•	provide competitive product performance;

•

be successful in multiple markets with differing requirements, including, but not limited to, the enterprise, SMB, mobile video, social video, subscription-based video delivered from the cloud and service provider markets;

•	introduce new products and solutions in a timely manner;

•	reduce production and service costs;

•

provide value-added features and functionality such as security, reliability, and investment protection through broad interoperability that provides backwards- and forwards-compatibility with other video systems and UC solutions;

•	successfully integrate our products with, and operate our products on, existing customer platforms;

•	gain market presence and brand recognition;

•	extend credit to our partners;

•	conform to open standards; and

•	successfully address disruptive technology shifts and new business models, such as cloud-based, mobility and consumer solutions.

Unified communications—and in particular voice and video collaboration—represents an attractive, high-growth market that continues to attract new competitors regionally and globally. We believe Polycom’s commitment to open-standards, its platform approach, partnerships, and industry forums to offer the broadest interoperability among UC solutions continue collectively to represent a key competitive differentiator for the Company.

RESEARCH AND PRODUCT DEVELOPMENT

We believe that our future success depends in part on innovating and developing new architectures, enhancing existing products, and bringing new products to market that maintain technological competitiveness. The markets for our products are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions, which requires a significant investment in research and development. In September 2011, we announced a software strategy to bring secure HD video collaboration to the broadest range of business, video, mobile, and social networking applications through standards-based infrastructure delivered on-premises, hosted, or with service providers from the “video cloud.” Polycom believes this strategy will redefine the unified communications market, accelerate the adoption of Polycom software (from infrastructure to the edge), and establish Polycom as the default choice of customers and partners for open UC and HD video collaboration solutions that work together seamlessly across any application, protocol, call control system, or end point. The software strategy is a key component of Polycom’s growth strategy. We intend to continue to expand upon our product platforms through the development of software options, upgrades, and future product generations. In addition, we plan to allocate more of our resources to the integration of our products with the platforms of strategic partners, including through our development of SVC technology that addresses the device, application, and network requirements of mobile, SMB, and consumer networks. We also intend to continue to comply with open-standards. However, we cannot guarantee that these products or enhancements will be made commercially available as expected or otherwise on a timely and cost-effective basis or that, if introduced, these products will achieve market acceptance.

Research and development expenses are expensed as incurred and totaled approximately $201.1 million in 2011, $149.0 million in 2010, and $117.6 million in 2009. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

CUSTOMER SERVICE AND SUPPORT

Service and support are important components of the Polycom video solution that accelerate and maximize the customer’s return on their investment in Polycom. In addition to warranty support for the Polycom product lines that covers hardware, software media and repaired parts, Polycom provides maintenance and professional services through a global network of certified partners and service providers, and directly to some customers.

Polycom’s service portfolio addresses the entire solution lifecycle from needs analysis and design; to deployment services, such as Microsoft® Lync™ and IBM Sametime® integration; to a portfolio of maintenance services to meet each customer’s unique business needs; to managed services to augment a customer’s internal technical resources; and finally to optimization services that help customers make the most of their investment in Polycom video and voice collaboration solutions. Customers and partners can also leverage training and certification programs delivered through Polycom Learning Centers.

For ongoing support, Polycom provides maintenance services that include telephone support, software upgrades and updates, parts exchange, on-site assistance, and direct access to support engineers for real-time troubleshooting. For more mission-critical RealPresence Platform deployments, enhanced support services are available to provide faster response times in more than 20 cities worldwide. Polycom also offers AdvancedAccess to meet the demands of customers who were beginning to grow their deployments. When their video collaboration environment expands to the point where they require 24-hour solution-focused support, these customers are assigned a video engineer who is familiar with their environment. AdvancedAccess complements Polycom’s high-touch proactive Elite Service and offers an entry level to solution-focused support for smaller, but growing, deployments.

To ensure the best possible video collaboration experiences for users whether they are in a conference room, their office, on a mobile device roaming outside the firewall, web chatting on a social business site, or streaming VaaS from the cloud, Polycom encourages customers to maintain a current support contract so they can benefit from the ongoing innovation and research and development that Polycom shares through its software upgrade program, which in turn increases customer satisfaction. Helping partners to more efficiently manage the renewal of these contracts remains an ongoing focus.

In response to customer needs for assistance with more complex deployments, Polycom continues to develop a range of professional services and network consulting services to support its customers’ adoption of the Polycom RealPresence Platform. Offered as a professional service, Polycom’s strategic adoption solutions assist customers in migrating their video endpoints and software solutions to the new platform, deploy the latest features, enhancements, and interoperability updates released through the software upgrade program, and ensure the customer is getting optimal performance from their solution. Network consulting services are available to customers to assist with assessing network performance and design, as well as diagnosing network performance for video traffic. Because network performance is necessary to achieve high-quality video performance, Polycom developed a UC Network Monitoring service, available as a subscription service to customers, which provides 24-hour visibility into the customer’s network performance through an online portal.

Polycom’s professional and maintenance services are delivered through worldwide partners that resell Polycom service offerings, or through partners who participate in the service certification program and sell their own brand of services. Partners are backed by Polycom’s delivery infrastructure, which is made up of more than 100 learning centers, tech support centers, call centers and parts warehouse locations around the world. Polycom also has an online support portal for customers and a support community where customers can share information and access support 24 hours a day.

MANUFACTURING

We subcontract the manufacturing of most of our UC Group and UC Personal Device products to Celestica Inc., Askey Computer Corporation, Flextronics International Ltd., Foxconn Technology Group and VTech Holdings Ltd. These companies are all third-party electronic manufacturing service providers. We use Celestica’s facilities in Thailand and China, Flextronics in Mexico, and Foxconn, Askey and VTech in China. At the conclusion of the manufacturing process, these products are distributed to channel partners and end users through warehouses located in Hong Kong, The Netherlands, Thailand, and in the United States in Dayton, Ohio and Tracy, California. We also produce DECT Handsets internally in a vertically integrated factory in Horsens, Denmark. The key components of our network infrastructure products are manufactured by third parties in China, Taiwan, and Israel. Final system assembly, testing and configuration is performed by Celestica China, Celestica Thailand, and Polycom Israel. These network infrastructure products are distributed directly to end users from these manufacturing locations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. We currently have over one hundred ninety United States patents issued covering our products. The expiration of these patents range from 2012 to 2026. In addition, we currently have over two hundred non-U.S. patents issued whose expirations range from 2012 to 2032. Further, we have over one hundred twenty five published United States patent applications pending covering our conferencing and our network infrastructure products and over one hundred seventy five non-U.S. patent applications pending. Polycom, RealPresence, SoundPoint, SoundStation, ViewStation, VoiceStation, ReadiManager, ViaVideo, SpectraLink, KIRK, VSX, PVX, QSX, QDX, RMX, HDX, OneDial, SoundStation product configuration, the Polycom logo, Powered by Polycom, and others are registered trademarks of Polycom, and iPower, iPriority, HD Voice, Mobile Responder, PDS, PEC, PVE, ATX, and others are trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks (in common law countries) and/or maintain our registrations (in civil law countries) in connection with the products and services of Polycom.

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

EMPLOYEES

As of December 31, 2011, we employed a total of 3,839 persons, including 1,865 in sales, marketing and customer support, 1,130 in research and product development, 312 in manufacturing, and 532 in finance and administration. Of these, 1,897 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

Competition that we face in the Americas, EMEA, and Asia Pacific for our UC solutions and network infrastructure products is intense and it will likely intensify and could place increased pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Logitech, RADVISION, Avaya, Huawei, and Motorola, Inc. We also compete with other smaller or new industry entrants.

Our competitive landscape continues to rapidly evolve as we move into new markets for video collaboration such as mobile, social, and cloud-delivered video. Our competitors also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architecture such as Skype and Apple FaceTime. Other offerings such as Cisco Systems’ CIUS and Jabber, Avaya’s Flare-based ADVD, and Citrix Systems’ GoToMeeting with HD Faces also represent new competitive developments for Polycom. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing which will correspondingly have a negative impact on our revenues, operating margins, and our ability to effectively compete against these companies.

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

•

be successful in multiple markets with differing requirements, including, but not limited to, the enterprise, SMB, mobile video, social video, subscription-based video delivered from the cloud and service provider markets;

•	introduce new products and solutions in a timely manner;

•	reduce production and service costs;

•

provide value-added features and functionality such as security, reliability, and investment protection through broad interoperability that provides backwards- and forwards-compatibility with other video systems and UC solutions;

•	successfully integrate our products with, and operate our products on, existing customer platforms;

•	gain market presence and brand recognition;

•	extend credit to our partners;

•	conform to open standards; and

•	successfully address disruptive technology shifts and new business models, such as cloud-based, mobility and consumer solutions.

Our competitive environment also differs by geography. Cisco Systems is our primary global competitor and is active in all theaters and categories in which we compete. In the Asia Pacific region, the competitive landscape also includes China-based competitors such as Huawei, ZTE Corporation, and other competitors in the region including Sony, Zylotech, ClearOne Communications, and Grandstream Communications.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. We also believe we will face increasing competition from alternative UC solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products is leading to the availability of alternative, lower-cost UC products than ours, such as those offered by Google, Inc., Skype and others, and, accordingly, could drive down our sales prices and negatively impact our revenues. For example, if Microsoft were to integrate Microsoft Lync with Skype, which it acquired in 2011, this could negatively impact the revenues from our solutions that integrate with Microsoft Lync.

Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition which could adversely affect our business and future results of operations.

Strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. For instance, we now compete against Cisco Systems due to its acquisition of Tandberg ASA, previously our largest independent competitor. As a result, we now compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and an expanded video communications solutions product line. This product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya acquired Konftel, in January 2011 and LifeSize, which was acquired by Logitech, announced a partnership with Alcatel-Lucent in April 2010. These consolidations and partnerships have resulted in increased competition and pricing pressure for our UC solutions, which could also negatively impact our future results of operations, as the newly-combined entities have greater financial resources, deeper mass market sales channels and greater pricing flexibility than the standalone entities. Any such acquisitions by a strategic partner could also limit the potential contribution of our strategic relationships to our business, restrict our ability to provide interoperable features in our products and restrict our ability to form strategic relationships with these companies in the future, any of which could result in decreases in both revenues and gross margins and harm our business.

It is possible that in the future, we will see increased competition in all of our geographic theaters and product lines to the extent that one or more of our competitors join together either through mutual agreement or acquisitions to form new partnerships to compete against us. Rumored or actual consolidation of our partners and competitors will likely cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

Global economic conditions have adversely affected our business in the past and could adversely affect our revenues and harm our business in the future.

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Despite our growth in revenues in fiscal year 2010 and 2011, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis in Europe and domestic debt and budget issues continue to create uncertainty and unpredictability, have resulted in longer selling cycles and cause us to continue to be cautious about our future outlook. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•	the impact of global economic conditions, as described above;

•	fluctuations in demand for our products and services, in part due to uncertain global economic conditions and increased competition;

•	our ability to execute on our strategic and operating plans, including improving the effectiveness of our North American sales organization;

•	changes to our global organization, especially recent changes impacting our leadership and organizational structure in North America;

•	slowing sales by our channel partners to their customers;

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

•

the level and mix of inventory that we hold to meet future demand, including the impact of efforts to decrease inventory and improve inventory turns, which could negatively impact our gross margins as a result of under-absorption of our manufacturing costs in any given period;

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

We face risks associated with the realignment of our North America sales organization.

Our year-over-year revenue growth rates in North America have recently declined. For example, the revenues generated in North America in the fourth quarter of 2011 declined sequentially from the third quarter of 2011, and our year-over-year growth rates in North America were at the lowest level since the fourth quarter of 2009. As a result, we recently made changes impacting the leadership and structure of our sales organization in North America that are intended to realign and optimize the performance of the region. While the intent of these changes is to replicate the model that we have successfully implemented in EMEA and APAC, there can be no assurance that these changes will positively impact our future revenue performance in North America. Further, such actions have caused disruptions to our business, which could impact our ability to execute successfully in the short-term and ultimately may not yield the intended benefits in the longer term. If the changes are not as successful as we have planned, our revenues and results of operations will be harmed.

We face risks associated with developing and marketing our products, including new product development and new product lines that require a more direct-touch sales model.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from premise-based equipment to cloud-based delivery models, evolving industry standards and frequent new product introductions, including an increased emphasis on software products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare, and this continues to be a high-growth market as recognition of the mission-critical benefits of video collaboration in the enterprise continues to grow. In addition, in response to emerging market trends, and the network effect driven by business-to-business adoption of UC, we are expanding our focus to capture opportunities within emerging markets including mobile, SMBs, cloud-based delivery and the consumer markets. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these marketplaces, then our revenues may not grow as anticipated, we may devote significant financial and other resources to these areas, and our business may ultimately be harmed. For example, we recently launched Polycom RealPresence Mobile and are at the early stages of the formation of our relationships with Samsung, Motorola, and others with respect to defining our mobility product offerings. Given the competitive nature of the mobility industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues. Further, we are sponsoring the OVCC to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The OVCC may not be as successful as we have planned, which could negatively impact our ability to deliver solutions for these markets.

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

In addition, we are making additional investments in developing our immersive telepresence solutions and other product innovations as part of our key strategic initiatives to deliver cloud-based and mobile UC solutions. For example, we have announced a strategy to enable service providers to deliver VaaS through the Polycom RealPresence Cloud offering. Ultimately, it is possible that our increased investments in these areas may not yield the financial results that we plan to achieve from such investments as quickly as anticipated, or at all. In addition, in our high-end UC solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers. We and our channel partners must also effectively educate our potential end-user customers about the benefits of unified communication solutions and the products that we offer and the features available over those of our competitors.

We also need to continually educate and train our channel partners to avoid any confusion as to desirability of new product offerings compared to our existing product offerings and to be able to articulate the value of new offerings as the market evolves . During the last few years, we launched several new product offerings, such as our mobility and cloud-based solutions, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products. Any delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products may have an unintended negative impact on sales of and corresponding revenues associated with other products.

The shift in communications from circuit-switched to IP-based and other new technologies over time may require us to add new channel partners, enter new markets and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, through joint developments with other companies and through acquisitions. However, we may not identify successful new product opportunities and develop and bring products to market in a timely manner. Further, as we introduce new products that can or will render existing products obsolete, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end-user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, or our inability to enter new markets would harm our business and results of operations.

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

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology and quality issues could cause delays in new product introduction. Component part shortages, such as those we experienced in the first half of 2010, could also cause delays in product delivery to our customers and lead to increased costs as we are required to expedite shipping to meet our product order requests. Further, some defects may not be detected or cured prior to a new product launch, or may be detected after a product has already been launched and may be incurable or result in a product recall. The occurrence of any of these events has resulted and could in the future result in the failure of a partial or entire product line or a temporary or permanent withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others and could harm our reputation and adversely affect future sales of our products.

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

Product obsolescence or discontinuance and excess inventory can negatively affect our results of operations.

We operate in a high technology industry which is subject to rapid and frequent technology and market demand changes. The pace of change in technology development and in the release of new products has increased and is expected to continue to increase, which can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues, or any failure by us to properly anticipate product life cycles, can require write-downs in inventory value when it is determined that the recorded value of existing inventory is greater than its fair market value. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Further, we continually evaluate our product lines both strategically and in terms of potential growth rates and margins. Such evaluations could result in the discontinuance or divestiture of those products in the future, which could be disruptive and costly and may not yield the intended benefits.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom RealPresence Mobile solution is dependent on enterprise adoption of video technology and cloud-based delivery solutions on mobile devices. If the mobile video market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation HD video resolution technology and scalable video codec capabilities. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC solutions will drive increased demand for our network infrastructure products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings on which we are relying on for future revenues, such as product offerings for the mobile market and cloud-based delivery, our profitability would be harmed. Further, revenues relating to new product offerings are unpredictable, and new products typically have lower gross margins for a period of time after their introduction. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC solutions equipment and network infrastructure products, which could cause us to reduce the prices for any of our product offerings or discontinue one or more of our products with the intent of simplifying our product offering and enhancing sales of a similar product. . Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product.

Finally, if we do not fully anticipate, understand and fulfill the needs of end-user customers in the vertical markets that we serve, we may not be able to fully capitalize on product sales into those vertical markets and our revenues may, accordingly, fail to grow as anticipated or may be adversely impacted. We face similar risks as we expand and focus our business on the SMB and service provider markets.

Failure to adequately service and support our product offerings could harm our results of operations.

Our products are becoming increasingly more complex and are incorporating more complex technologies, such as those included in our network infrastructure, UC solutions and software products. This has increased the need for enhanced product warranty and service capabilities. In order to meet the demand for these enhanced service requirements, we may need to internally develop or acquire additional advanced service capabilities, which may require additional investments. If we cannot adequately develop and train our internal support organization or maintain our relationship with our outside technical support provider, it could adversely affect our business.

In addition, sales of our immersive telepresence solutions are more complex sales transactions than our other product lines, and the end-user customer in such transactions typically purchases an enhanced level of support service from us so that it can ensure that this significant investment can be fully operational and satisfy the end-user’s requirements. This requires an advanced services capability and project management from us in terms of resources and technical knowledge of an end-user customer’s telecommunication network. If we are unable to provide the proper level of support on a cost beneficial basis, it may cause damage to our reputation in this emerging market and may, as a result, harm our business and results of operations.

Impairment of our goodwill or other assets would negatively affect our results of operations.

In addition to our historical acquisitions, we have acquired a number of new businesses including most recently, ViVu, the assets of HPVC and Accordent in 2011. As of December 31, 2011, our goodwill was valued at approximately $584.2 million and other purchased intangible assets was valued at approximately $78.9 million, which together represent a significant portion of the assets recorded on our consolidated balance sheets. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. As of December 31, 2011, our investments in private companies were valued at $2.0 million. We recorded $0.1 million in impairment charges, net of recoveries, during the year ended December 31, 2011 in interest and other income/(expense), net. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write-down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Difficulties in identifying and integrating our acquisitions or implementing restructuring plans could adversely impact our business.

Difficulties in identifying and integrating acquisitions could adversely affect our business.

The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time-consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of any acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

•

incorporating the acquired company’s technology and products and services into our current and future product lines, including providing new services for us such as the managed services business that was acquired in the HPVC acquisition;

•	potential deterioration of the acquired company’s product sales and corresponding revenues due to integration activities and management distraction;

•	managing integration issues including, in the case of our acquisition of HPVC, the continuing provisioning of transition services by HP to us;

•

potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product offerings of the newly acquired company with our existing product lines, including the impact of competing products on acquired product and services revenue streams;

•	entering new businesses or product lines;

•	potentially incompatible cultural differences between the two companies;

•	geographic dispersion of operations;

•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;

•	generating marketing demand for an expanded product line;

•	distraction of the existing and acquired sales force during the integration of the companies;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

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

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the businesses or as part of the implementation of the restructuring plan. Any reserve would be net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations, which would harm our business and adversely impact our results of operations.

We experience seasonal demand for our products and services, which may adversely impact our results of operations during certain periods.

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first and third quarters. For example, the first quarter of the year is typically the least predictable quarter of the year for us and there is generally a slowdown for sales of our products in the European region in the third quarter of each year. Further, the timing of fiscal year ends for our government and enterprise customers may result in significant fluctuations from quarter to quarter. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, since the second quarter of 2011, we have experienced a higher percentage of our bookings and resulting revenue in the third month of the quarter than in comparable periods in 2010. For example, in the fourth quarter of 2011, approximately 50% of our quarterly revenues were recognized in the third month of the quarter, as compared to 41% in the third month of the fourth quarter of 2010. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

As part of our key strategic initiatives, we are focusing on our strategic partnerships with HP, IBM, Microsoft and Apple. For example, in conjunction with our acquisition of HP’s HPVC business, HP and Polycom have entered into a strategic relationship in which we will serve as an exclusive partner to HP for certain video unified communications solutions for both resale and internal HP deployments. This exclusivity is limited to the Polycom telepresence, group video systems, and UC network infrastructure product offerings available at the applicable time during the exclusivity period and does not preclude the purchase or resale of Microsoft products sold and developed in these categories. Defining, managing and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the unified communications market and to take advantage of anticipated future market growth. For example, our key strategic relationship with Microsoft in which we are jointly developing and marketing a unified communications solution that leverages the demand for Microsoft’s next generation UC server could negatively impact our ability to compete effectively in the UC marketplace if we are unsuccessful. Our mobile UC solutions initiative is also dependent on our ability to successfully partner with mobile device manufacturers.

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

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. Further, from time to time, we may make changes to our channel partner contracts. These changes could upset our channel partners to the extent that they could add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors’ products, if not appropriately handled. There can be no assurance that our channel partners will be receptive to future changes or that we will receive the positive benefits that we are anticipating in making any program and contractual changes.

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

We are subject to risks associated with the success of the businesses of our channel partners and our financing program.

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, global economic uncertainty, a downturn in technology spending in the United States and other countries, and the financial services crisis have restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. Further, we intend to increase our end-user financing program to support our Software-as-a-Service and cloud business models, which will also increase our credit risk. Efforts to develop these programs will require significant resources that may not generate the revenue we anticipate or yield intended benefits.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. For example, in the fourth quarter of 2011, international revenues represented 59% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

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

Although to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. In particular, with the acquisition of HP’s HPVC business, a number of the customer contracts that we assumed provided for local currency billings. We maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are primarily denominated in foreign currency with no offsetting revenues in those currencies except for the Euro and British Pound. As a result of these factors, we expect our business will be vulnerable to currency fluctuations, which could adversely impact our margins. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected. We will continue to evaluate whether it is necessary to denominate sales in local currencies other than the Euro and the British Pound, depending on customer requirements.

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, such as we have seen in the Euro and British Pound in 2010, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our program, in the first, second and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million, and $0.3 million, respectively, as compared to increasing operating income in the fourth quarter of 2011, the first, second, third, and fourth quarters of 2010 by $0.3 million, $0.5 million, $1.7 million, $1.4 million, and $1.0 million, respectively.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. For example, we recently made changes impacting our sales leadership and organizational structure in North America. In addition, we recently announced the retirement of our current Chief Financial Officer and the appointment of a new Chief Financial Officer effective February 21, 2012. As these new executives and sales leaders assess their areas of responsibilities and define their organizations, it will likely result in disruption to the business and additional organizational changes or restructuring actions and charges. Future changes to our executive and senior management teams, including new executive hires or departures, or other organizational changes implemented by our executive leadership team, could cause disruption to the business and have an impact on our ability to execute successfully in future periods, particularly with respect to the execution of our go-to-market strategy and the expected resulting revenues, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

We have experienced significant growth in our business and operations due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, our operating results may be negatively affected.

Our business has grown in recent years through internal expansion and business acquisitions and we announced several key strategic imperatives for 2012 that we are undertaking to further grow our business, including developing our cloud-based UC solutions, delivering our UC solutions to mobile platforms, focusing our strategic R&D and go-to-market investments on Microsoft, IBM, HP, and Apple, growing the RealPresence Platform, and leveraging growth market opportunities. Our execution against our strategic imperatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated. Further, continued growth in general, which may include growth through business acquisitions, such as our acquisitions in 2011, may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and processes, financial operating and administrative systems and controls, and continue managing headcount and capital in an efficient manner. For example, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. We plan to upgrade and expand our information technology systems and underlying business processes, which will be costly and disruptive to our business. Our inability to do so could harm our business. Similarly, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. In addition, we must continue to evolve our processes, such as the process we use for collecting customer information, to take advantage of automation tools as the size of our business grows, or the processes that we developed when we were a smaller company may not be sustainable and could cause harm to our business. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business.

We have a Shared Services Center (“SSC”) in Beijing, China, where we perform certain accounting, order entry and other functions previously performed in regional headquarter locations and we may expand our SSC operations in the future. Efforts to globalize these shared functions into one location may not yield the intended benefits and could result in higher turnover than planned, which could have an adverse effect on these functions during the transition. In addition, if the controls we put in place with respect to the SSC fail to operate effectively, our business and results of operations could be harmed.

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions resulted in charges to operations of $9.4 million, $8.1 million, and $15.9 million that we recorded as restructuring costs during the years ended December 31, 2011, 2010, and 2009, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

We have limited supply sources for some key components of our products and services and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply or service interruptions, component defects or unavailability of these components or products.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain plastic housings, metal castings, batteries, and other components from suppliers located in China, Japan, and certain Southeast Asia countries, and any political or economic instability in that region in the future, natural disasters, quarantines or other disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq, Libya, Afghanistan or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our network infrastructure products.

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. For example, the recent flooding in Thailand has affected certain of our suppliers, which could negatively impact the supply of components for some of our products. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we have seen in recent quarters.

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

For example, we are dependent upon third party suppliers for our managed services. In the event that any such supplier is acquired by a competitor or faces financial difficulty, such event creates a risk of managed service discontinuity for our customers while we search for a replacement provider and may materially adversely affect our ability to sell our telepresence products.

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

If we experience manufacturing disruptions or capacity constraints or our manufacturers fail to comply with laws or standards, our business would be harmed.

We subcontract the manufacture of most of our products to Celestica, Askey, Flextronics, Foxconn and VTech, which are all third-party contract manufacturers. We use Celestica’s facilities in Thailand and China, Flextronics’ facilities in Mexico and Askey’s, Foxconn’s, and VTech’s facilities in China and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or economic or political difficulties in any of these countries or Asia or for any other reason, such disruption would harm our business and results of operations. While we have begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means we are essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from us as we grow our business, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of any of our or our subcontractors’ manufacturing sites due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

Finally, certain of our thinly capitalized subcontractors may fail or be detrimentally harmed in the unpredictable economic environment, which could have a materially adverse impact on our results of operations.

In addition, we expect our contractors to meet certain standards of conduct, including standards related to the environment, health and safety and general working conditions. Significant or continuing noncompliance of such standards or local laws could harm our reputation or cause us to experience disruptions that could harm our business and results of operations.

We face risks relating to changes in rules and regulations of the FCC and other regulatory agencies.

Our products and services are subject to various federal, state, local, and foreign laws and regulations. Compliance with current laws and regulations has not had a material adverse effect on our financial condition. However, new laws and regulations or new or different interpretations of existing laws and regulations could deny or delay our access to certain markets or require us to incur costs or become the basis for new or increased liabilities that could have a material adverse effect on our financial condition and results of operations.

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

We are a party to lawsuits (patent-related and otherwise) in the normal course of our business. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition, and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse and possibly material effect on our business and results of operations. In addition, we may become involved in matters such as regulatory investigations or other governmental or private legal proceedings, which could result in requests for information from us that could be distracting, expensive and time consuming for us while we comply with such requests, and, if public, may also cause our stock price to be negatively impacted. We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products, either directly against us or against our customers, will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements or pay amounts to third parties pursuant to contractual indemnity provisions. Royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. An unfavorable outcome in any such claim or proceeding could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write-down the value of our investments. For the year ended December 31, 2011, we did not recognize any other-than-temporary impairment or losses on our investments.

With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments to mitigate these risks. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first, second, and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million, and $0.3 million, respectively, as compared to increasing operating income in the fourth quarter of 2011, the first, second, third, and fourth quarters of 2010 by $0.3 million, $0.5 million, $1.7 million, $1.4 million, and $1.0 million, respectively.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, that our internal control over financial reporting was effective as of

December 31, 2011, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards, including those relating to corporate governance, anticorruption and public disclosure such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, the UK Anti-Bribery Act, and newly enacted SEC regulations, have created additional compliance requirements for companies such as ours. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. While we believe we are compliant with laws and regulations in jurisdictions where we do business, we must continue to monitor and assess our compliance in the future. In addition, given the growth and expansion of our business, we must continue to expand our compliance procedures. Any failures in these procedures in the future could result in time consuming and costly activities, potential fines and penalties, and diversion of management time, all of which could hurt our business.

Changes in existing financial accounting standards or practices may adversely affect our results of operations.

Changes in existing accounting rules or practices, new accounting pronouncements, or varying interpretations of current accounting pronouncements could have a significant adverse effect on our results of operations or result in changes to our business operations in support of such changes. Further, such changes could potentially affect our reporting of transactions completed before such changes are effective.

Changes in our tax rates could adversely affect our future results.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit which has occurred for 2012, or by changes in the valuation of our deferred tax assets and liabilities. Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

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

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing disturbances in the Middle East, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to the loss of our intellectual property or the confidential information of our customers, disruption of our business activities and potential litigation), and other events beyond our control. We have a business continuity program that is based on enterprise risk assessment which addresses the impact of natural, technological, man-made and geopolitical disasters on our critical business functions. This plan helps facilitate the continuation of critical business activities in the event of a disaster but may not prove to be sufficient. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations.

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

Over the past few years, we have made significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions have grown as a percentage of our revenues, accounts receivable balances have increased as compared to previous years, and we expect this trend to continue. As a result, we have seen our days sales outstanding increase. For example, our days sales outstanding in the fourth quarter of 2011 was 49 days as compared to 41 days in the fourth quarter of 2010. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. Either a delay in collections or bankruptcy would harm our cash flow and days sales outstanding performance.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our properties consist primarily of leased facilities for sales, research and development, logistics, administrative, and technical support personnel. Our global headquarters are currently located in Pleasanton, California in facilities that accommodate our executive and administrative operations. We occupy additional facilities in the San Francisco Bay Area in San Jose, Tracy, and Santa Clara, California to house research and development, manufacturing, marketing, sales, and customer support operations. We have executed a 10-year lease on a new facility in San Jose, California, and will be consolidating our global headquarters and San Jose and Santa Clara, California operations into one new location in the second quarter of 2012.

We also occupy facilities in various U.S. locations, including Andover, Massachusetts, Atlanta, Georgia; Rosemont, Illinois; Herndon, Virginia; Irvine, California; New York, New York; Seattle, Washington, and Dallas, Texas.

Outside of the U.S, we occupy facilities in Argentina, Australia, Brazil, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Indonesia, India, Italy, Israel, Japan, Korea, Malaysia, Mexico, Netherlands, Poland, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, United Kingdom, and Vietnam.

The following table presents the approximate square footage of our facilities as of December 31, 2011:

Location	Leased Square Footage (Approximate)1
Americas	1,051,000
EMEA	223,780
APAC	225,910

Total	1,500,690

1	Leased Square Footage excludes executive suites and inactive facilities

Our facilities are leased pursuant to agreements that expire beginning in 2012 and extend out to 2021. See Note 8 of Notes to Consolidated Financial Statements. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If we believe that a loss arising from these matters is probable and can be reasonably estimated, we record a reserve for the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates are revised. Based on currently available information, we do not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on our financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol PLCM. The following table presents the high and low sale prices for our common stock for the periods indicated, as adjusted for the two-for-one stock split effective July 1, 2011.

	High	Low
Year Ended December 31, 2010:
First Quarter	$17.07	$11.08
Second Quarter	16.80	13.89
Third Quarter	16.20	12.91
Fourth Quarter	20.46	12.69
Year Ended December 31, 2011:
First Quarter	$26.08	$19.08
Second Quarter	32.49	22.73
Third Quarter	34.30	18.09
Fourth Quarter	22.74	14.45
Year Ending December 31, 2012:
First Quarter (through February 10, 2012)	$22.00	$15.61

On February 10, 2012, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $20.81 per share. As of December 31, 2011, there were approximately 1,097 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in fiscal 2011.

Share Repurchases

The following table provides a month-to-month summary of the stock repurchase activity based upon settlement date during the fourth quarter ended December 31, 2011:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
10/1/11 to 10/31/11	194	$17.49	—	$98,042,000
11/1/11 to 11/30/11	1,187,119	$18.47	1,082,129	$78,053,000
12/1/11 to 12/31/11	3,642	$16.88	—	$78,053,000

Total	1,190,955	$18.47	1,082,129

(1)	Includes 108,826 shares repurchased in October through December 2011 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, we announced that our Board of Directors approved a share repurchase plan under which Polycom at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of December 31, 2011, the Company was authorized to purchase up to approximately $78.0 million in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance graph depicted below reflects a five-year comparison of the cumulative total shareholder return (change in stock price plus reinvestment dividends) on Polycom common stock with the cumulative total returns of the Nasdaq Composite Index and the Morgan Stanley High Technology Index. The performance graph covers the period from December 31, 2006 through the fiscal year ended December 31, 2011.

The graph assumes that $100 was invested on December 31, 2006, in the Company’s common stock or in each of indexes and that all dividends were reinvested. No cash dividends have been declared on Polycom common stock.

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$1,207,787	$1,010,955	$791,508	$913,760	$806,482
Service revenues	288,011	207,534	175,476	155,560	123,426

Total revenues	1,495,798	1,218,489	966,984	1,069,320	929,908

Cost of revenues
Cost of product revenues	481,634	401,319	335,696	374,119	322,988
Cost of service revenues	116,808	101,220	82,312	76,179	61,599

Total cost of revenues	598,442	502,539	418,008	450,298	384,587

Gross profit	897,356	715,950	548,976	619,022	545,321

Operating expenses
Sales and marketing	435,614	387,208	285,312	303,436	242,510
Research and development	201,067	148,991	117,575	135,288	139,011
General and administrative	82,901	74,661	54,011	60,201	60,994
Acquisition-related costs	9,688	—	—	162	4,258
Purchased in-process research and development	—	—	—	—	9,400
Amortization and impairment of purchased intangibles	9,831	5,647	5,800	7,098	11,546
Restructuring costs	9,396	8,139	15,935	10,316	410
Litigation reserves and payments	—	1,235	700	7,401	—

Total operating expenses	748,497	625,881	479,333	523,902	468,129

Operating income	148,859	90,069	69,643	95,120	77,192
Interest and other income (expense), net	(1,639)	(7,772)	(2,087)	2,426	10,508

Income before provision for income taxes	147,220	82,297	67,556	97,546	87,700
Provision for income taxes	11,406	13,888	17,677	21,850	24,819

Net income	$135,814	$68,409	$49,879	$75,696	$62,881

Basic net income per share	$0.77	$0.40	$0.30	$0.44	$0.35

Diluted net income per share	$0.75	$0.39	$0.29	$0.43	$0.33

Weighted average shares outstanding for basic net income per share	176,426	170,662	167,999	171,231	181,756
Weighted average shares outstanding for diluted net income per share	181,195	176,370	171,118	174,491	188,781

	December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$534,867	$494,342	$454,784	$318,076	$342,223
Working capital	594,400	551,402	469,162	383,723	400,807
Total assets	1,844,805	1,547,405	1,385,901	1,277,684	1,321,938
Total long-term obligations	115,524	86,753	88,627	95,260	80,890
Total stockholders’ equity	1,370,116	1,174,970	1,053,853	968,342	1,023,994

Note that our results of operations include the results of businesses acquired from their acquisition dates.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “GOAL,” “SHOULD,” “VISION,” “DESIGNED,”AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Overview

We are a global leader in standards-based unified communications (“UC”) solutions and a leading provider of telepresence, video, voice and infrastructure solutions based on open standards. With Polycom RealPresence video and voice solutions, from infrastructure to endpoints, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, solve, decide, and create through a high-definition visual experience from their desktops, meeting rooms, classrooms, mobile devices, web browsers, and specialized solutions such as video carts for bedside conferences in hospitals between patients and remote physicians. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through visual connection, Polycom enables people to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability, and fulfillment agility.

Important drivers for the adoption of Polycom’s UC solutions include:

•	growth of video as a preferred method of communication everywhere, including major growth markets such as Brazil, Russia, India, and China,

•	increasing presence of video on the desktop,

•	growth of video-capable mobile devices (including tablets and smartphones),

•	expansion of social business tools with integrated web-based video collaboration,

•	virtualization and the move to the cloud,

•	adoption of UC by small and medium businesses and governments globally,

•	growth of the number of teleworkers globally,

•	emergence of Bring Your Own Device (BYOD) programs in businesses of all sizes,

•	demand for UC solutions for business-to-business communications and the move of consumer applications into the business space, and

•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing remote connectivity over travel.

In 2011, we made strategic investments and executed on five key strategic initiatives to capture the UC collaboration market opportunity and to optimize our position as the partner of choice for global communications providers and as the partner of choice for our customers. These initiatives included:

•	enabling cloud-based UC solutions,

•	mobile UC solutions,

•	leveraging our UC ecosystem partners,

•	the delivery and propagation of our Polycom RealPresence platform, and

•	continued delivery of solutions through our UC innovation engine.

Revenues for 2011 were $1.5 billion, an increase of $277.3 million, or 23%, over 2010. Revenues increased across all of our segments in 2011 as compared to 2010, driven primarily by investments made in our go-to-market capabilities. Our Americas, EMEA, and APAC segment revenues, which accounted for 51%, 25%, and 24%, respectively, of our revenues in 2011, increased by 15%, 25%, and 40% respectively, as compared to 2010. See Note 13 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three years ended December 31, 2011.

Gross margins increased 1 percentage point in 2011 as compared to 2010 primarily due to higher services gross margins while product gross margins remained relatively flat. Services gross margins increased in all of our geographic segments primarily as a result of increased revenues from our maintenance services and decreased costs as a percentage of revenue associated with the delivery of service due to higher productivity of services employees, improvements in product quality and lower outside services.

Operating margins increased in 2011 over 2010 primarily due to operating expenses decreasing and gross margin increasing as a percentage of revenue in 2011 as compared to 2010. The decrease in operating expenses as a percentage of revenue resulted primarily from decreases in sales and marketing expense as a percentage of revenue due to increased productivity of our sales force and lower general and administrative expenses as a percentage of revenue.

During 2011, we generated approximately $299.6 million in cash flow from operating activities which, after the impact of cash paid for acquisitions, share repurchases, and other financing and investing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $51.3 million net increase in our total cash and cash equivalents.

During 2011, we completed three business combinations. On March 21, 2011, we acquired Accordent, a privately held video content management and delivery solutions company. On July 27, 2011, we acquired the assets of the HPVC business, including the Halo Products and Managed Services business. On October 14, 2011, we acquired ViVu, a privately-held video collaboration software company. The total net cash paid in 2011 on these business combinations was $163.6 million. We have included the financial results of Accordent, HPVC and ViVu in our Consolidated Financial Statements from their respective dates of acquisition.

In June, 2011, our Board of Directors approved a two-for-one stock split of our outstanding shares of common stock effected in the form of a 100% stock dividend (“the stock split”). The stock split entitled each stockholder of record at the close of business on June 15, 2011 to receive one additional share of common stock for every one share of common stock owned as of that date, paid by our transfer agent on July 1, 2011. The par value of our common stock was maintained at the pre-split amount of $0.0005 per share. All share and per share data have been restated as if the stock split had occurred as of the earliest period presented. As adjusted for the stock split, our weighted average shares outstanding and earnings per share for the past five years are as follows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Basic net income per share	$0.77	$0.40	$0.30	$0.44	$0.35

Diluted net income per share	$0.75	$0.39	$0.29	$0.43	$0.33

Weighted average shares outstanding for basic net income per share	176,426	170,662	167,999	171,231	181,756
Weighted average shares outstanding for diluted net income per share	181,195	176,370	171,118	174,491	188,781

Moving forward into 2012, we have developed a strategic plan that is designed to capture the emerging network effect of UC adoption by enterprise, public sector, service providers, SMBs, mobile and remote employees, and social business users. We believe we are uniquely positioned as the UC ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology and customer-centric go-to-market capabilities. Central to our 2012 strategic plan are five strategic imperatives:

•	Cloud-Based UC Solutions;

•	Mobile UC Solutions;

•	Focused Ecosystem Partnerships;

•	RealPresence Platform (an expansion of our former UC Intelligent Core Platform); and

•	Growth Markets.

We expect these strategic imperatives to drive our key initiatives and spending in 2012.

Results of Operations for the Three Years Ended December 31, 2011

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2011	2010	2009
Revenues
Product revenues	81%	83%	82%
Service revenues	19%	17%	18%

Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	40%	40%	42%
Cost of service revenues as % of service revenues	41%	49%	47%

Total cost of revenues	40%	41%	43%

Gross profit	60%	59%	57%

Operating expenses
Sales and marketing	29%	32%	29%
Research and development	13%	12%	12%
General and administrative	5%	6%	6%
Acquisition-related costs	1%	—%	—%
Amortization of purchased intangibles	1%	—%	1%
Restructuring costs	1%	1%	2%
Litigation reserves and payments	—%	—%	—%

Total operating expenses	50%	51%	50%

Operating income	10%	8%	7%
Interest and other income (expense), net	—%	(1)%	—%

Income before provision for income taxes	10%	7%	7%
Provision for income taxes	1%	1%	2%

Net income	9%	6%	5%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized in the following table:

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2011	2010	2009	2011	2010
Americas	$756,074	$656,432	$536,682	15%	22%
% of revenues	51%	54%	55%
EMEA	$376,579	$302,118	$240,226	25%	26%
% of revenues	25%	25%	25%
APAC	$363,145	$259,939	$190,076	40%	37%
% of revenues	24%	21%	20%

Total revenues	$1,495,798	$1,218,489	$966,984	23%	26%

Total revenues for 2011 were $1.5 billion, an increase of $277.3 million, or 23%, over 2010, driven by increases in both product and services revenues. Product revenues increased by $196.8 million or 19%, and services revenue increased by $80.5 million or 39% in 2011 as compared with 2010.

The increase in revenues primarily reflected increases in revenues across all segments in 2011 as compared with 2010, most predominantly in the APAC segment, primarily as a result of investments made in our go-to-market capabilities which resulted in increased sales volumes while average selling prices remained relatively stable and to a lesser extent driven by revenue from the HPVC acquisition in the third quarter of 2011. Our Americas, EMEA, and APAC segment revenues increased by $99.6 million or 15%, $74.5 million or 25%, and $103.2 million or 40%, respectively in 2011 as compared to 2010. These increases were driven by increased revenues across many of our key geographic markets, including the United States, China, Brazil, Germany, Russia, India, the Nordics, the United Kingdom, and Australia.

Total revenues for 2010 were $1.2 billion, an increase of $251.5 million, or 26%, over 2009, driven by increases in both product and services revenues. Product revenues increased by $219.4 million or 28% and services revenue increased by $32.1 million or 18% in 2010 as compared with 2009.

The increase in revenues primarily reflected increases in revenues across all segments in 2010 as compared with 2009 as a result of investments made in our go-to-market capabilities and improved global economic conditions in 2010 which increased sales volumes, while average selling prices remained relatively stable. Our Americas, EMEA, and APAC segment revenues increased by $119.8 million or 22%, $61.9 million or 26%, and $69.8 million or 37%, respectively in 2010 as compared to 2009. These increases were driven by increased revenues across many of our key geographic markets, including the United States, China, France, Germany, Russia, Singapore, the United Kingdom, and Australia.

In 2011, 2010, and 2009, one channel partner in our Americas segment accounted for more than 10% of our total net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2011	2010	2009	2011	2010
UC group systems	$971,752	$795,808	$621,910	22%	28%
UC personal devices	269,283	239,065	200,794	13%	19%
Network infrastructure	254,763	183,616	144,280	39%	27%

Total revenues	$1,495,798	$1,218,489	$966,984	23%	26%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The increase in UC group systems of $175.9 million or 22% in 2011 over 2010 was primarily driven by increases in sales of our group video and our immersive telepresence products and related services and, to a lesser extent, increases in revenues from our group voice products and related services. While our UC group systems revenues have grown sequentially and year-over-year in 2011, we have recently seen a slowdown in growth of our group video revenues, primarily in North America. The increases in our immersive telepresence products and related services in 2011, as compared to 2010, were partially driven by the HPVC acquisition in the third quarter of 2011. The increase in UC group systems of $173.9 million or 28% in 2010 over 2009 was primarily driven by increases in sales of our group video and group voice products and services in all our geographic segments.

UC personal devices include desktop video devices, desktop voice and wireless LAN products and the related service elements. The increase in UC personal devices of $30.2 million or 13% in 2011 over 2010 was primarily due to increased sales of our desktop voice products in all our geographic segments, driven by the continued adoption of VoIP, partially offset by decreased revenue from wireless products. While our UC personal devices revenues have grown year-over-year in 2011, our UC personal devices revenues declined sequentially in the fourth quarter of 2011 and our quarterly year-over-year growth rate decreased to 5%, driven primarily by lower revenues in North America. The increase in UC personal devices of $38.3 million or 19% in 2010 over 2009 was primarily due to increased sales of our desktop voice products in all our geographic segments, driven by the continued adoption of VoIP.

Network infrastructure includes our network infrastructure hardware and software products and the related service elements. The increase in network infrastructure of $71.1 million or 39% in 2011 over 2010 was driven by increased revenues from our network infrastructure products in all our segments. The increase in network infrastructure of $39.3 million or 27% in 2010 over 2009 was driven by increased revenues from our network infrastructure products in all our geographic segments.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2011	2010	2009	2011	2010
Product cost of revenues	$481,634	$401,319	$335,696	20%	20%
% of product revenues	40%	40%	42%	—	(2) pts
Product gross margins	60%	60%	58%	—	2 pts
Service cost of revenues	$116,808	$101,220	$82,312	15%	23%
% of service revenues	41%	49%	47%	(8) pts	2 pts
Service gross margins	59%	51%	53%	8 pts	(2) pts
Total cost of revenues	$598,442	$502,539	$418,008	19%	20%
% of total revenues	40%	41%	43%	(1) pt	(2) pts
Total gross margin	60%	59%	57%	1 pt	2 pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $2.8 million, $2.6 million, and $1.9 million for the years ended December 31, 2011, 2010, and 2009, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins remained essentially flat in 2011 as compared to 2010 across all our segments. Overhead absorption costs and other cost of sales such as freight, warranty and royalties are not allocated to our segments.

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

Our December 31, 2011 finished goods inventory levels were lower than the December 31, 2010 levels and inventory turns increased from 4.8 turns at December 31, 2010 to 6.1 turns at December 31, 2011. The decrease in inventory and an increase in inventory turns reflect our ability to manage lead times in fulfilling orders. Inventory turns in the future may fluctuate depending on our ability to reduce lead times, as well as changes in product mix. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business and the sustainability of the global economic recovery.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. The majority of our services revenue is related to maintenance agreements on new product sales, as well as the renewal of existing maintenance agreements. Historically, services have had a lower gross margin than our product gross margins. Cost of service revenues and service gross margins included charges for stock-based compensation of $3.9 million, $3.9 million, and $2.8 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Overall, service gross margins increased by 8 percentage points in 2011 over 2010. Services gross margins increased in all of our geographic segments primarily as a result of increased revenues from our maintenance services and decreased costs as a percentage of revenue associated with the delivery of services due to higher productivity of services employees, improvements in product quality and lower outside services. Our service gross margins generally experience some fluctuations due to various factors such as the timing of contract initiations in our renewals and the mix of service offerings.

Overall, service gross margins decreased by 2 percentage points in 2010 over 2009 primarily as a result of investments made to expand our professional services practice as well as an increase in the mix of professional services revenues as a percentage of our total services revenues. Generally, professional services have a lower overall gross margin than our maintenance services.

Total Cost of Revenues and Total Gross Margins

Overall, total gross margins as a percentage of revenues increased by 1 percentage point in 2011 as compared to 2010. The increase in total gross margins was driven primarily by increases in our services gross margins, as discussed under Cost of Service Revenues and Service Gross Margins.

We expect gross margins to remain relatively flat in the near term, as compared to 2011. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; the extent to which new services sales accompany our product sales, as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; the potential of royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings; increasing costs for freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; warranty and recall costs and the timing of sales. In addition, we may experience higher prices on commodity components that are included in our products. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower-than-anticipated revenues.

Sales and Marketing Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2011	2010	2009	2011		2010
Expenses	$435,614	$387,208	$285,312	13%		36%
% of Total Revenues	29%	32%	29%	(3	)pts	3	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $27.4 million, $26.6 million, and $10.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Sales and marketing expenses as a percentage of revenues decreased by 3 percentage points but increased in absolute dollars by 13% in 2011, as compared to 2010, due primarily to increased headcount and compensation-related costs, including commissions. Sales and marketing headcount increased by 17% from December 31, 2010 to December 31, 2011. Travel and entertainment expenses, depreciation and facilities allocations also increased as a result of headcount increases, as well as due to the expansion of our demonstration center capabilities in support of our go-to-market strategy.

Sales and marketing expenses as a percentage of revenues increased by 3 percentage points and increased in absolute dollars by 36% in 2010 as compared to 2009, due primarily to increased headcount and compensation-related costs, including commissions and stock-based compensation charges, as a result of investments made in our go-to-market strategy in 2010 which resulted in sales and marketing headcount increasing by approximately 23% in 2010 over 2009. Depreciation and facilities allocations also increased as a result of headcount increases, as well as due to the expansion of our demonstration center capabilities in support of our go-to-market strategy. Other factors contributing to the increase in sales and marketing expenses included increased travel and entertainment expenses and recruitment and training costs as a result of increased headcount, increased spending on marketing programs, and the reinstatement of annual merit increases and incentive programs in the third quarter of 2010.

We expect our sales and marketing expenses to continue to increase in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales and marketing personnel, and expenses will also likely increase in the future as revenues increase. We will also make additional investments in sales and marketing in order to extend our market reach and grow our business in support of our key initiatives surrounding our strategic partnerships as part of our UC ecosystem and developing and marketing cloud-based and mobile UC solutions, our RealPresence network infrastructure products and other innovations that are expected throughout 2012.

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

Research and Development Expenses

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2011	2010	2009	2011		2010
Expenses	$201,067	$148,991	$117,575	35%		27%
% of Total Revenues	13%	12%	12%	1	pt	—

Research and development expenses are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $15.4 million, $10.3 million, and $7.7 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Research and development expenses increased in 2011 by $52.1 million or 35%, as compared to 2010, and increased by 1 percentage point, as a percentage of revenues, in 2011 as compared to 2010. The increase in absolute dollars was primarily due to increased compensation costs associated with increased headcount and increased development expenses in support of our key strategic initiatives, including our strategic partnerships as part of our UC ecosystem, cloud-based and mobile UC solutions and RealPresence network infrastructure products. Research and development headcount increased by 38% as of December 31, 2011, as compared to December 31, 2010. Depreciation and overhead allocations also increased in 2011 over 2010 as a result of headcount increases and increased capital investments in support of our development projects.

Research and development expenses increased in 2010 by $31.4 million or 27%, while remaining flat as a percentage of revenues. The increase in absolute dollars was primarily due to increased headcount and increased development expenses in support of our strategic investment plan. Research and development expenses also increased as a result of the reinstatement of annual merit increases and incentive programs in the third quarter of 2010 and increased stock-based compensation charges.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures, such as the new Scalable Video Coding standard to address the device, application and network requirements of mobile, SMB and consumer networks. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners, mobile and service provider customers as a result of our key strategic initiatives in these areas. We are also investing in key vertical markets such as the U.S. federal government. We expect that research and development expenses in absolute dollars will increase in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control expenses in any given quarter, we have from time to time taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2011	2010	2009	2011		2010
Expenses	$82,901	$74,661	$54,011	11%		38%
% of Total Revenues	5%	6%	6%	(1	)pt	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, and litigation costs. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $15.7 million, $12.8 million, and $7.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

General and administrative expenses increased in absolute dollars, but decreased by 1 percentage point as a percentage of revenues in 2011, as compared to 2010. The primary driver of the increase in absolute dollars was related to the 14% increase in headcount and related increases in compensation and other headcount-related expenses, including increased overhead allocations. This increase was partially offset by decreased expenses for legal and outside services. Further, in 2010 we incurred severance, legal and other costs associated with our CEO transition in May 2010, which did not reoccur in 2011.

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

Significant future charges due to costs associated with litigation or uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. The increase in international revenues has resulted in longer credit terms and increased credit risk, which could result in an increased level of bad debt expense in the future. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

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

Acquisition-related Costs

We expense all acquisition-related costs as incurred. These costs generally include outside services for legal and accounting fees, and other integration services. In addition, it includes the amortization of cash merger consideration over the vesting term related to the ViVu acquisition. We have spent and will continue to spend significant resources identifying and acquiring businesses. During 2011, we recorded $9.7 million of acquisition-related costs. These costs were primarily related to our acquisition of Accordent which closed on March 21, 2011, our acquisition of HPVC which closed on July 27, 2011, and our acquisition of ViVu which closed on October 14, 2011. No such activities occurred in 2010 and 2009. See Note 2 of Notes to Consolidated Financial Statements for further information.

Amortization of Purchased Intangibles

In 2011, 2010, and 2009, we recorded $9.8 million, $5.6 million, and $5.8 million, respectively, for amortization of purchased intangibles acquired in our acquisitions. In addition to the amounts recorded as operating expenses in 2011, 2010 and 2009, we recorded amortization totaling $11.9 million, $13.3 million, and $13.5 million, respectively, related to certain technology intangibles in cost of product revenues. The increase in 2011, as compared to 2010, is primarily due to the amortization of purchased intangibles acquired from Accordent in the first quarter of 2011, from HPVC in the third quarter of 2011, and from ViVu in the fourth quarter of 2011. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years.

The amortization of purchased intangibles in 2010 remained relatively consistent with that recorded in 2009, as there were no additions, impairments or changes to useful lives recognized during either 2010 or 2009 that would increase or decrease the amortization expense amount.

We evaluate our purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, we perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. No impairment charges were recognized for all periods presented. At December 31, 2011 and 2010, the carrying value of our purchased intangibles was $78.9 million and $26.6 million, respectively. The increase in the purchased intangibles carrying value from December 31, 2010 to December 31, 2011 was due to the acquisitions completed during the year.

Restructuring Costs

In 2011, 2010, and 2009, we recorded $9.4 million, $8.1 million, and $15.9 million, respectively, related to restructuring actions which resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

During 2011 management also completed the consolidation of our Colorado facilities and began the transition of certain engineering and product management and related support functions in our Andover, Massachusetts facility to other locations in order to gain efficiencies. Restructuring charges relating to these actions primarily included costs for idle facilities and, to a lesser extent, severance and relocation costs for impacted individuals.

In October 2011, management committed to a restructuring plan designed to better align and allocate resources to more strategic growth areas of the business. These actions are primarily related to the reorganization of our global go-to-market and other organizations. The restructuring plan will result in the elimination of approximately seven percent of our global workforce with the majority of the reductions taking effect in the fourth quarter of 2011 and first quarter of 2012, enabling the creation of new positions that better align with our strategic initiatives. In the fourth quarter of 2011, we recorded charges totaling $5.0 million related to these actions and we currently expect to record additional restructuring charges and make cash expenditures between approximately $6.0 million and $7.0 million through the third quarter of 2012 resulting from this action, primarily related to severance and other employee termination benefits.

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

In 2010, these actions were designed to reallocate our resources to more strategic growth areas of the business and resulted in elimination of certain positions while enabling the hiring of additional positions to better align with the execution of our strategic initiatives. See Note 5 of Notes to Consolidated Financial Statements for further information on restructure costs.

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

Litigation Reserves and Payments

During 2010 and 2009, we recorded $1.2 million and $0.7 million, respectively in litigation reserves and payments in the Consolidated Statements of Operations related to the settlement of legal matters during the periods. There were no such expenses in 2011. See Note 8 of Notes to Consolidated Financial Statements for further information.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses. Interest and other income (expense), net, was a net expense of $1.6 million, $7.8 million, and $2.1 million in 2011, 2010, and 2009, respectively.

The decrease in interest and other income (expense), net, in 2011 from 2010 was primarily due to a write-down in 2010 of other-than temporarily impaired investments, partially offset by a decrease in interest income, net. There were no such other-than temporarily impaired investments in 2011.

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

Provision for Income Taxes

Our overall effective tax rates for 2011, 2010, and 2009 were 7.7%, 16.9%, and 26.2%, respectively, which resulted in a provision for income taxes of $11.4 million, $13.9 million, and $17.7 million in 2011, 2010, and

2009, respectively. The decrease in the effective tax rate in 2011 versus 2010 was due to a relative increase in foreign earnings which are subject to lower tax rates, an increase in U.S. research and development tax credits, and an increase in the release of uncertain tax positions inclusive of related interest and penalties of $8.9 million in 2011 as compared to $5.3 million in 2010, partially offset by U.S. taxes accrued on the intercompany sale of intellectual properties. Similarly, the decrease in the effective tax rate in 2010 versus 2009 was primarily related to a relative increase in foreign earnings subject to lower tax rates, greater releases of uncertain tax positions inclusive of related interest and penalties in 2010 of $5.3 million as compared to 2009 when we released $2.9 million, and an increase in U.S. research and development tax credits in 2010.

As of December 31, 2011, we had approximately $5.0 million in tax effected net operating losses, $3.9 million in tax effected capital loss carryforwards and $12.0 million in tax effected credit carryforwards. The capital and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2012 and 2016, respectively. Included in the net deferred tax asset balance is a $6.7 million valuation allowance recorded related primarily to net operating losses and credits in jurisdictions with a history of credits in excess of taxable profits. See Note 12 of Notes to Consolidated Financial Statements for further information.

In 2011, we recorded reserve releases of $8.1 million, $6.9 million of which was due to the resolution of multi-year tax audits. The expiration of statutes of limitation in both the U.S. and foreign jurisdictions resulted in reserve releases of $0.8 million, and $0.4 million in reduction in reserves was due to changes in foreign exchange rates.

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

As of December 31, 2011, we have $32.4 million of unrecognized tax benefits compared to $36.9 million at December 31, 2010. By the end of 2012, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations. We anticipate that the reduction would approximate $3.4 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, we had approximately $2.0 million and $2.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

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

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. There can be no assurance that the outcomes from these continuous examinations will not have an adverse effect on our net income and financial condition, possibly materially.

Segment Information

We are a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. Our business is organized around four major geographic theatres: North America, Central America/Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). For reporting purposes, we aggregate North America and CALA into one segment named Americas and report EMEA and APAC as separate segments. The segments are determined in accordance with how management views and evaluates its business and allocates its resources, and based on the criteria as outlined in the authoritative guidance. Prior to the fourth quarter of 2010, we organized our offerings along three product categories: Video Communications Solutions, Voice Communications Solutions, and Services, which were also considered our operating segments for reporting purposes. As a result of this change in presentation, the revenue and operating results for the prior periods have been revised to conform to the current period presentation. This change in segment reporting had no impact on our consolidated balance sheets, income statements, cash flows or changes in shareholders’ equity for any periods.

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 13 of Notes to Consolidated Financial Statements. The discussions below include the results of each of our segments for the years ended December 31, 2011, 2010, and 2009. Segment contribution margin includes all segment revenues less the related cost of sales and direct marketing and sales expenses. Management allocates some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing, stock-based compensation costs, research and development costs, general and administrative costs, such as legal and accounting costs, acquisition-related integration costs, amortization of purchased intangible assets, restructuring costs, and interest and other income (expense), net.

The following is a summary of the financial information for each of our segments for the fiscal years ended December 31, 2011, 2010, and 2009 (in thousands):

	Americas	EMEA	APAC	Total
2011:
Revenue	$756,074	$376,579	$363,145	$1,495,798
% of total revenue	51%	25%	24%	100%
Contribution margin	315,297	153,842	176,420	645,559
% of segment revenue	42%	41%	49%	43%
2010:
Revenue	$656,432	$302,118	$259,939	$1,218,489
% of total revenue	54%	25%	21%	100%
Contribution margin	261,625	108,296	118,744	488,665
% of segment revenue	40%	36%	46%	40%
2009:
Revenue	$536,682	$240,226	$190,076	$966,984
% of total revenue	55%	25%	20%	100%
Contribution margin	216,739	90,143	88,567	395,449
% of segment revenue	40%	38%	47%	41%

Americas

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2011	2010	2009	2011	2010
Revenues	$756,074	$656,432	$536,682	15%	22%
Contribution margin	$315,297	$261,625	$216,739	21%	21%
Contribution margin as % of Americas revenues	42%	40%	40%	2pts	—

Our Americas segment revenues increased by 15% in 2011, as compared with 2010, primarily due to increased revenues in the United States and Brazil, partially offset by decreases in Canada and Mexico. The increase in revenues was driven by increases in our UC group systems, UC personal devices and network infrastructure revenues. Increases in UC group systems revenues in the Americas were primarily driven by increased group voice revenues, increased group video revenues, and increased immersive telepresence revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP, partially offset by decreased wireless product revenues and by decreased desktop video revenues. Network infrastructure revenues growth was as a result of increased sales of our RealPresence products and services. While our North America revenues increased in 2011 over 2010, we have seen a decline in our quarterly year-over-year growth rates, including most recently in the fourth quarter of 2011, where they were at the lowest level since the fourth quarter of 2009. We believe that this decline is primarily due to execution issues, and we have recently made changes to the leadership and structure of our sales organization that are intended to realign and optimize the region.

Our Americas segment revenues increased by 22% in 2010 as compared with 2009 primarily due to an improvement in the economic environment, particularly in the United States, Brazil, and Canada, which resulted in increased demand for our products and services. The increase in revenues was driven by increases in our UC group systems, UC personal devices and network infrastructure revenues. Increases in UC group systems revenues in the Americas was primarily driven by increased group voice revenues, increased group video revenues, and to a lesser extent, increased immersive telepresence revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP. Network infrastructure revenues growth was as a result of increased sales of our RealPresence products and services.

In 2011, 2010, and 2009, one channel partner in our Americas segment accounted for 26%, 24%, and 20% of our Americas net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of America’s segment revenues was 42% in 2011 as compared to 40% in 2010. The contribution margin as a percentage of revenue increased by 2 percentage points, primarily due to increased gross margins and a decrease in sales and marketing expenses as a percentage of revenue. The increase in gross margins was driven primarily by a mix shift toward higher margin products in our RealPresence network infrastructure product offerings and a decrease in cost of services as a percentage of revenues. Direct sales and marketing expenses increased in absolute dollars, but decreased as a percentage of revenue. The increases in absolute dollars were due to increased headcount and higher spend on marketing programs. The decrease as a percentage of revenue was due to increased productivity of our sales force. Contribution margin as a percentage of revenue may fluctuate in 2012 while we implement changes to the leadership and structure of the North America sales organization that are intended to realign and optimize the region.

Contribution margin as a percentage of America’s segment revenues was 40% in both 2010 and 2009. The contribution margin as a percentage of revenue remained consistent due primarily to flat gross margins and direct sales and marketing expenses, while increasing in absolute dollars, remained flat as a percentage of revenue.

EMEA

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2011	2010	2009	2011	2010
Revenues	$376,579	$302,118	$240,226	25%	26%
Contribution margin	$153,842	$108,296	$90,143	42%	20%
Contribution margin as % of EMEA revenues	41%	36%	38%	5pts	(2)pts

Our EMEA segment revenues increased by 25% in 2011 as compared with 2010 primarily due to broad-based growth throughout most of EMEA, being led by growth in Russia, UK, Germany and Nordic countries, partially offset by a decrease in Spain. The increase in revenues was driven by increases in our UC group systems, network infrastructure, and UC personal devices revenues. Increases in UC group systems revenues in EMEA was primarily driven by increased group video revenues, increased group voice revenues and increased immersive telepresence revenues. Network infrastructure revenues growth was as a result of increased sales of the products and services that comprise our RealPresence network infrastructure products and services. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technology, an increase in wireless product revenues, and an increase in desktop video revenues.

Our EMEA segment revenues increased by 26% in 2010 as compared with 2009 primarily due to an improvement in the economic environment, which resulted in increased demand for our products and services. Revenues from western European countries such as France, Germany and the United Kingdom contributed to the growth in EMEA followed by Russia, United Arab Emirates, Ireland and South Africa. The increase in revenues was driven by increases in our UC group systems, network infrastructure, and UC personal devices revenues. Increases in UC group systems revenues in EMEA was primarily driven by increased group video revenues, and to a lesser extent, increased group voice revenues and increased immersive telepresence revenues. Network infrastructure revenues growth was as a result of increased sales of the products and services that comprise our RealPresence. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP and an increase in wireless product revenues.

In 2011 and 2010, one channel partner in our EMEA segment accounted for 10% and 12% of our EMEA net revenues, respectively. In 2009, no one channel partner in our EMEA segment accounted for more than 10% of our EMEA net revenues.

Contribution margin as a percentage of EMEA segment revenues was 41% in 2011 as compared to 36% in 2010. The contribution margin as a percentage of revenue increased primarily due to higher gross margins and lower direct sales and marketing expenses as a percentage of revenues. The increase in gross margins was driven primarily by a decrease in cost of services as a percentage of revenues and a mix shift toward higher margin products in our RealPresence network infrastructure product offerings. Direct sales and marketing expenses increased in absolute dollars, but decreased as a percentage of revenue. The increases in absolute dollars were primarily due to increased headcount, partially offset by a decrease in marketing program investments. The decrease as a percentage of revenue was primarily due to increased productivity of our sales force, as well as a decrease in marketing program investments.

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

APAC

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2011	2010	2009	2011	2010
Revenues	$363,145	$259,939	$190,076	40%	37%
Contribution margin	$176,420	$118,744	$88,567	49%	34%
Contribution margin as % of APAC revenue	49%	46%	47%	3pts	(1	)pt

Our APAC segment revenues increased by 40% in 2011 as compared with 2010 primarily due to investments made in our go-to-market capabilities. Revenues from China, Australia, and India contributed to the strong growth in APAC. The increase in revenues was driven by increases in our UC group systems, network infrastructure, and to a lesser extent, UC personal devices revenues. Increases in UC group systems revenues in APAC was primarily driven by increased group video revenues, and to a lesser extent, increased group voice revenues and increased immersive telepresence revenues. Network infrastructure revenues growth was as a result of increased sales of our RealPresence network infrastructure products and services. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies.

Our APAC segment revenues increased by 37% in 2010 as compared with 2009 primarily due to investments made in our go-to-market capabilities and an improved economic environment, which resulted in increased demand for our products and services. Revenues from China, Singapore, Australia, Japan and India contributed to the strong growth in APAC. The increase in revenues was driven by increases in our UC group systems, network infrastructure, and UC personal devices revenues. Increases in UC group systems revenues in APAC was primarily driven by increased group video revenues, and to a lesser extent, increased group voice revenues and increased immersive telepresence revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP. Network infrastructure revenues growth was as a result of increased sales of the products and services that comprise our RealPresence.

In 2011, 2010, and 2009, two channel partners in our APAC segment, in aggregate, accounted for 33%, 25%, and 25%, respectively, of our APAC net revenues.

Contribution margin as a percentage of APAC segment revenues was 49% in 2011 as compared to 46% in 2010. The contribution margin as a percentage of revenue increased primarily due to higher gross margins and lower sales and marketing expenses as a percentage of revenue. The increase in gross margins was driven primarily by a decrease in cost of services as a percentage of revenue while product gross margin as a percentage of revenue increased slightly. The increase in gross margins was driven primarily by a decrease in cost of services as a percentage of revenues and a mix shift toward higher margin products in our RealPresence network infrastructure product offerings. Direct sales and marketing expenses, while increasing in absolute dollars, decreased as a percentage of revenues. The decrease in sales and marketing expense as a percentage of revenues was due to spending mix and investments focused in lower cost areas.

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

Liquidity and Capital Resources

As of December 31, 2011, our principal sources of liquidity included cash and cash equivalents of $375.4 million, short-term investments of $159.4 million and long-term investments of $56.8 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 6 of Notes to Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $2.3 million, the majority of which are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $151.4 million as of December 31, 2011, and the remaining $440.2 million was held by various foreign subsidiaries outside of the United States.

If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $299.6 million in 2011, $143.4 million in 2010, and $180.8 million in 2009. The increase in cash provided from operating activities in 2011 over 2010 was due primarily to higher net income and non-cash expenses, decreased inventory, a smaller increase in prepaid expenses and other current assets, and a higher increase in accounts payable, other accrued liabilities, and taxes payable. Partially offsetting these positive effects were increases in accounts receivables, and deferred taxes.

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

The total net change in cash and cash equivalents for the year ended 2011 was an increase of $51.3 million. The primary sources of cash were $299.6 million from operating activities, $40.8 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $13.4 million in excess tax benefit from stock-based compensation. The primary uses of cash during this period were $163.6 million in acquisitions, $69.3 million for purchases of property and equipment, $64.9 million for purchases of our common stock, and $4.7 million for purchases of investments, net of proceeds from investments.

Our days sales outstanding, or DSO, metric was 49 days at December 31, 2011 compared to 41 days at December 31, 2010. We expect to continue to experience upward pressure on our DSO as a result of the increase in international receivables, which typically have longer payment terms. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, a change in the mix of international receivables, and increases in receivables from service providers and government entities which also have customarily longer payment terms. DSO could also be negatively impacted if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Our December 31, 2011 finished goods inventory levels were lower than the December 31, 2010 levels and inventory turns increased from 4.8 turns at December 31, 2010 to 6.1 turns at December 31, 2011. The decrease in inventory and an increase in inventory turns reflect our ability to manage lead times in fulfilling orders. Inventory turns in the future may fluctuate depending on our ability to reduce lead times, as well as changes in product mix. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business and the sustainability of the global economic recovery.

Cash used for purchases of property and equipment remained flat at $69.3 million in 2011 compared to 2010. We expect our purchases of property and equipment in 2012 to increase due to our headquarters move, upgrades to our Enterprise Resource Planning (“ERP”) systems and continued support of our strategic imperatives.

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

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues and operating expenses denominated in the Euro and British Pound as well as operating expenses denominated in Israeli Shekels. At each reporting period, we record the fair value of our unrealized forward contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income (loss), a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded in interest and other income (expense), net.

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market. During the years ended December 31, 2011, 2010, and 2009, we purchased approximately 2.0 million, 4.8 million, and 3.2 million shares, as adjusted for the stock split, respectively, of our common stock in the open market for cash of $40.0 million, $69.2 million, and $32.8 million, respectively. As of December 31, 2011, we were authorized to purchase up to an additional $78.0 million under the 2008 share repurchase plan. See Note 10 of Notes to our Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the resultant accumulated deficit or related reduction to retained earnings, as applicable, included in stockholders’ equity in our consolidated balance sheet.

At December 31, 2011, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $228.0 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $2.3 million, the majority of which are used to secure the leases on some of our offices.

The table set forth below shows, as of December 31, 2011, the future minimum lease payments due under our current lease obligations. There was no sublease income netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2011. Our contractual obligations as of December 31, 2011 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Year ending December 31,
2012	$20,308	$4,007	$—	$225,850
2013	21,778	3,244	1,354	2,164
2014	25,125	2,595	1,516	—
2015	20,876	1,902	1,400	—
2016	18,434	1,478	2,355	—
Thereafter	69,665	2,502	6,637	—

Total payments	$176,186	$15,728	$13,262	$228,014

As of December 31, 2011, we have $32.4 million of unrecognized tax benefits compared to $36.9 million at December 31, 2010. By the end of 2012, uncertain tax positions may be reduced as a result of a lapse in the applicable statutes of limitations. We anticipate that the reduction would approximate $3.4 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

When a sale involves multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine the unit of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price of each deliverable. When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

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

Stock-based Compensation Expense

Our stock-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and performance shares, as well as our employee stock purchase plan. We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The estimated fair value of these awards, including the effect of estimated forfeitures, is recognized as expense over the requisite service period, which is generally the vesting period. The fair values of stock option awards and shares purchased under the employee stock purchase plan are estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of our common stock on the date of grant. The fair value of performance shares is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the probable outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of our stock among the Russell 2000 Index companies (for awards granted prior to 2011) and NASDAQ Composite Index companies (for awards granted in 2011) over each performance period. Changes in the underlying factors and assumptions utilized may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2011, we have $58.8 million in net deferred tax assets. Included in the net deferred tax asset balance is a $6.7 million valuation allowance recorded related primarily to net operating losses and credits in jurisdictions with a history of credits in excess of taxable profits.

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

As of December 31, 2011, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, municipal securities and money market funds. Included in available-for-sale securities are cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and our counterparties are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For more information on the fair values of our marketable securities and foreign currency contracts see Note 6 of Notes to Consolidated Financial Statements.

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

Goodwill and Purchased Intangibles

Goodwill is not amortized but is regularly reviewed for potential impairment. In September 2011, the FASB issued authoritative guidance on goodwill impairment testing which provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. Although the new guidance provides for a qualitative assessment with regard to impairment, entities must still follow the preliminary steps to identify reporting units, assign assets and liabilities to those reporting units, and assign all goodwill to applicable reporting units. We elected to early adopt this guidance in 2011 and such adoption did not have an impact to our Consolidated Financial Statements.

Polycom’s business is organized around four major geographic theatres: North America, Central America/Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) which were determined to be its reporting units in 2011. Goodwill was reallocated to these four reporting units as of October 1, 2011. Based on our qualitative review of the Company’s financial factors, including our market capitalization and profitability, as well as macroeconomic factors, including size and growth of the market in which the company competes, it determined that goodwill was not impaired as of December 31, 2011. For reporting purposes, the Company aggregates North America and CALA into one segment named Americas and reports EMEA and APAC as separate segments. As of December 31, 2010, the three reportable segments were also determined to be our reporting units.

For 2010 testing, the assessment of goodwill impairment was conducted by determining the fair value of the reporting units. The Company then compared the fair value of the new reporting units to the reporting unit’s carrying value as of that date. The fair value was determined using an income approach and a market approach which was weighted equally. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 12 to 13 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business.

Based on the results of these impairment tests, which indicated that the estimated fair values of each of the Company’s reporting units substantially exceed its carrying value, the Company determined that its goodwill assets were not impaired as of December 31, 2010.

We assess the impairment of other indefinite lived intangibles at least annually unless impairment indicators exist sooner. We assess the impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

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

Private Company Investments

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write-down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. During the year ended December 31, 2011, we recorded $0.1 million of impairment, net of recoveries, of these investments in interest and other income (expense), net in our consolidated statements of operations. During the years ended December 31, 2010, and 2009, we did not record any such impairment. At December 31, 2011 and 2010, our private company investments had a carrying value of $2.0 million and $2.5 million, respectively, and are recorded in “Other assets” in our consolidated balance sheets.

Derivative Instruments

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income (loss) and is subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes. We enter into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize our credit risk.

Recent Accounting Pronouncements

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that will become effective for us beginning January 1, 2012, with earlier adoption permitted. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. We elected to early adopt this guidance in 2011, and such adoption did not have a material impact to our Consolidated Financial Statements.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our Consolidated Balance Sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. and foreign government obligations and foreign and domestic public corporate debt securities. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict, particularly in light of credit market instability. If the current market conditions deteriorate, or the anticipated recovery in market values does not occur, we may realize losses on the sale of our investments or we may incur further temporary impairment charges requiring us to record additional unrealized losses in accumulated other comprehensive income (loss). We could also incur additional other-than-temporary impairment charges resulting in realized losses in our Consolidated Statements of Operations which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of December 31, 2011. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. We model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at December 31, 2011 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/31/2011	+50 BPS	+100 BPS	+150 BPS
$217,745	$217,230	$216,714	$216,198	$215,683	$215,167	$214,651

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

As of December 31, 2011, we had net outstanding forward exchange contracts to sell 8.6 million Euros at 1.40, 4.3 million British Pounds at 1.57, 11.3 million Israeli Shekels at 3.88, 5.3 million Mexican Pesos at 13.72, and 0.4 million Brazilian Real at 1.84. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of

December 31, 2011, we also had net outstanding forward exchange contracts to sell 24.3 million Euros at 1.31, and 0.5 million British Pounds at 1.53, and to buy 20.4 million Israeli Shekels at 3.62. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound, and Israeli Shekels. As of December 31, 2011, we had outstanding foreign exchange contracts to buy 0.7 million Euros at 1.15, 0.1 million British Pounds at 1.52, and 11.6 million Israeli Shekels at 3.77. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of December 31, 2011, we also had outstanding foreign exchange contracts to sell 46.7 million Euros at 1.39, and 1.1 million British Pounds at 1.56, and to buy 58.1 million Israeli Shekels at 3.58. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of December 31, 2011, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee (including the director nomination process) and audit committee required by this item is included under the caption “Corporate Governance” in the 2012 Proxy Statement and is incorporated herein by reference.

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 16, 2012, are as follows:

Name	Age	Position(s)
Andrew M. Miller*	52	Chief Executive Officer and President
Michael R. Kourey**	52	Executive Vice President, Finance and Administration and Chief Financial Officer
Sayed M. Darwish	46	Chief Legal Officer, Executive Vice President of Corporate Development and Secretary
Laura J. Durr	51	Senior Vice President, Worldwide Controller and Principal Accounting Officer
Tracey E. Newell	45	Executive Vice President of Global Sales
Sudhakar Ramakrishna	44	President of Products and Services

*	Member of the Board of Directors.
**	On February 8, 2012, we announced that Mr. Kourey is retiring from Polycom effective February 20, 2012 and will remain with Polycom until March 7, 2012 to assist in the transition of his responsibilities. Further, Mr. Kourey will be available as an advisor to Polycom through May 7, 2012. On February 8, 2012, we also announced that our Board of Directors had appointed Eric F. Brown as Chief Financial Officer, Chief Operating Officer and Executive Vice President of Polycom effective February 21, 2012.

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. There is no family relationship between any of our executive officers or directors.

Mr. Miller has served as our President and Chief Executive Officer since May 2010. In addition, he has been one of our directors since June 2010. He also served as Executive Vice President of Global Field Operations from July 2009 to May 2010. Prior to joining Polycom, Mr. Miller served as global president of IPC Information Systems, LLC, a provider of communications solutions and services, from December 2007 to June 2009. Prior to his position with IPC, Mr. Miller joined Monster Worldwide Inc., a provider of global online employment solutions, as Senior Vice President, Monster North America from June 2006 to August 2007. Mr. Miller served as Chief Executive Officer of Tandberg ASA, a provider of videoconferencing systems, from January 2002 to June 2006. Mr. Miller also held a number of roles at Cisco Systems, Inc. from 1990 to 2001, including Vice President, US Area Sales (West) and Vice President, Marketing (Customer Advocacy). Mr. Miller currently serves on the Board of Directors of Bridgepoint Education, Inc. Mr. Miller previously served on the Board of Directors of Broadsoft, Inc. from June 2006 to October 2010. Mr. Miller holds a B.S. in Business Administration from the University of South Carolina.

Mr. Kourey has served as our Executive Vice President, Finance and Administration since May 2010 and as our Chief Financial Officer since January 1995. In addition, Mr. Kourey served as one of our directors from January 1999 to May 2011. He also served as Senior Vice President, Finance and Administration from January 1999 to May 2010, Vice President, Finance and Administration from January 1995 to January 1999, Vice

President, Finance and Operations from July 1991 to January 1995, Secretary from June 1993 to May 2003 and Treasurer from May 2003 to May 2004. Prior to joining Polycom, he was Vice President, Operations of Verilink Corporation. Mr. Kourey currently serves as a member of the Board of Directors of Aruba Networks, Inc. and Riverbed Technology, Inc. and serves on the Advisory Board of the Graduate School of Management at the University of California, Davis. Mr. Kourey previously served on the Board of Directors of WatchGuard Technologies, Inc. from April 2003 to October 2006. Mr. Kourey holds a B.S. in Managerial Economics from the University of California, Davis, and an M.B.A. from Santa Clara University.

Mr. Darwish has served as our Chief Legal Counsel, Executive Vice President of Corporate Development and Secretary since February 2012. Mr. Darwish also served as our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary from February 2011 to February 2012, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from January 2008 to February 2011, Senior Vice President, General Counsel and Secretary from July 2007 to January 2008 and Vice President, General Counsel and Secretary from August 2005 to July 2007. Prior to joining Polycom, from December 2003 to August 2005, Mr. Darwish served in various legal positions at EMC Corporation, ultimately as Vice President and General Counsel for EMC Corporation’s Software Group after EMC’s acquisition of Documentum, Inc., where he served as Vice President, General Counsel and Secretary from July 2000 to December 2003. Prior to that, Mr. Darwish served as Vice President and General Counsel for Luna Information Systems, served in various positions, including as General Counsel and Vice President, Legal and HR, for Forté Software, Inc. through its acquisition by Sun Microsystems, Inc., served as Corporate Counsel at Oracle Corporation, and was an associate in the law firm of Brobeck, Phleger & Harrison. Mr. Darwish is a graduate of the University of San Francisco School of Law, J.D. cum laude, and holds a B.S. in Mathematics and a B.A. in Economics from the University of Illinois, Urbana.

Ms. Durr has served as our Senior Vice President, Worldwide Controller and Principal Accounting Officer since October 2011. Ms. Durr also served as our Vice President, Worldwide Controller and Principal Accounting Officer from March 2005 to October 2011 and as Assistant Controller from March 2004 to March 2005. Prior to joining Polycom, Ms. Durr served as the Director of Finance and Administration for QuickSilver Technology, Inc. from February 2003 to March 2004, as an independent consultant from July 2002 to February 2003 and as the Corporate Controller for C Speed Corporation from April 2001 to June 2002. From October 1999 to October 2000, Ms. Durr was a business unit Controller at Lucent Technologies, Inc. after Lucent’s acquisition of International Network Services, where she served as the Corporate Controller from May 1995 to October 1999. Ms. Durr also spent six years in various capacities at Price Waterhouse LLP. Ms. Durr is a certified public accountant and holds a B.S. in Accounting from San Jose State University in San Jose, California.

Ms. Newell has served as our Executive Vice President of Global Sales since July 2011. Prior to joining Polycom, she served at Juniper Networks, a network infrastructure company, from March 2010 to July 2011, most recently as Senior Vice President of Worldwide General Business Sales. Prior to that, Ms. Newell served in several leadership positions at Cisco Systems, a networking company, from October 1999 to March 2010, including leading worldwide sales for WebEx. Ms. Newell holds a B.A. in Business Economics from the University of California, Santa Barbara.

Mr. Ramakrishna has served as our President of Products and Services since February 2012. Mr. Ramakrishna also served as our Executive Vice President and General Manager, Unified Communications Solutions and Chief Development Officer from February 2011 to February 2012 and as Senior Vice President and General Manager, Unified Communications Products and Chief Development Officer from October 2010 to February 2011. Prior to joining Polycom, Mr. Ramakrishna served as Corporate Vice President and General Manager for Wireless Broadband Access Solutions and Software at Motorola, Inc., a mobile device company, from May 2007 to October 2010. Prior to that, Mr. Ramakrishna served as Vice President, Product Operations at Stoke Inc. from June 2005 to May 2007. From March 2003 to June 2005, Mr. Ramakrishna served as Vice President, Product Management at 3Com Corporation and held a number of roles at 3Com Corporation from 1996 to 2003. Mr. Ramakrishna holds a M.S in Computer Science from Kansas State University and an M.B.A. from Northwestern University’s Kellogg Graduate School of Management.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2012 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2012 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011.

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

Date: February 17, 2012

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

Signature	Title	Date

/S/ ANDREW M. MILLER	Chief Executive Officer, President and Director (Principal Executive Officer)	February 17, 2012
Andrew M. Miller

/S/ MICHAEL R. KOUREY	Executive Vice President, Finance and Administration and Chief Financial Officer	February 17, 2012
Michael R. Kourey
(Principal Financial Officer)

/S/ LAURA J. DURR	Senior Vice President, Worldwide Controller	February 17, 2012
Laura J. Durr	(Principal Accounting Officer)

/S/ BETSY S. ATKINS	Director	February 17, 2012
Betsy S. Atkins

/S/ DAVID G. DEWALT	Chairman of the Board and Director	February 17, 2012
David G. DeWalt

/S/ JOHN A. KELLEY	Director	February 17, 2012
John A. Kelley

Signature	Title	Date

/S/ D. SCOTT MERCER	Director	February 17, 2012
D. Scott Mercer

/S/ WILLIAM A. OWENS	Director	February 17, 2012
William A. Owens

/S/ KEVIN T. PARKER	Director	February 17, 2012
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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that, as of December 31, 2011 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/S/ ANDREW M. MILLER	/S/ MICHAEL R. KOUREY
Andrew M. Miller President and Chief Executive Officer	Michael R. Kourey Executive Vice President, Finance and Administration and Chief Financial Officer

February 17, 2012	February 17, 2012

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company adopted new accounting rules for revenue recognition in 2010 and adopted new guidance on the presentation of comprehensive income in 2011.

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

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 17, 2012

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$375,441	$324,188
Short-term investments	159,426	170,154
Trade receivables, net of allowance for doubtful accounts of $1,732 and $1,844 in 2011 and 2010, respectively	219,557	154,507
Inventories	107,613	113,994
Deferred taxes	40,153	32,357
Prepaid expenses and other current assets	51,375	41,884

Total current assets	953,565	837,084
Property and equipment, net	130,047	110,321
Long-term investments	56,772	41,316
Goodwill	584,187	493,105
Purchased intangibles, net	78,883	26,580
Deferred taxes	20,930	18,388
Other assets	20,421	20,611

Total assets	$1,844,805	$1,547,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$113,922	$90,890
Accrued payroll and employee-related liabilities	40,650	35,222
Deferred revenue	143,091	104,919
Other accrued liabilities	61,502	54,651

Total current liabilities	359,165	285,682
Long-term deferred revenue	83,143	55,292
Taxes payable	16,845	16,690
Deferred taxes	2,274	2,057
Other long-term liabilities	13,262	12,714

Total liabilities	474,689	372,435

Commitments and contingencies (Note 8)
Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized: 5,000,000 shares. None issued and outstanding as of December 31, 2011 and 2010	—	—
Common stock, $0.0005 par value:
Authorized: 350,000,000 shares. Issued and outstanding: 176,316,968 shares in 2011 and 173,109,892 shares in 2010	40	40
Additional paid-in capital	1,246,201	1,162,201
Retained earnings	118,265	11,617
Accumulated other comprehensive income	5,610	1,112

Total stockholders’ equity	1,370,116	1,174,970

Total liabilities and stockholders’ equity	$1,844,805	$1,547,405

*	Shares have been retrospectively adjusted to reflect the two-for-one split which was effective on July 1, 2011. See Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Revenues
Product revenues	$1,207,787	$1,010,955	$791,508
Service revenues	288,011	207,534	175,476

Total revenues	1,495,798	1,218,489	966,984

Cost of revenues
Cost of product revenues	481,634	401,319	335,696
Cost of service revenues	116,808	101,220	82,312

Total cost of revenues	598,442	502,539	418,008

Gross profit	897,356	715,950	548,976

Operating expenses
Sales and marketing	435,614	387,208	285,312
Research and development	201,067	148,991	117,575
General and administrative	82,901	74,661	54,011
Acquisition-related costs	9,688	—	—
Amortization of purchased intangibles	9,831	5,647	5,800
Restructuring costs	9,396	8,139	15,935
Litigation reserves and payments	—	1,235	700

Total operating expenses	748,497	625,881	479,333

Operating income	148,859	90,069	69,643
Interest and other income (expense), net	(1,639)	(7,772)	(2,087)

Income before provision for income taxes	147,220	82,297	67,556
Provision for income taxes	11,406	13,888	17,677

Net income	$135,814	$68,409	$49,879

Basic net income per share	$0.77	$0.40	$0.30

Diluted net income per share	$0.75	$0.39	$0.29

Weighted average shares outstanding for basic net income per share	176,426	170,662	167,999
Weighted average shares outstanding for diluted net income per share	181,195	176,370	171,118

*	Shares have been retrospectively adjusted to reflect the two-for-one split which was effective on July 1, 2011. See Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009
Net income	$135,814	$68,409	$49,879

Other comprehensive income, net of tax:
Foreign currency translation adjustments	239	(3,138)	805
Unrealized gains/(losses) on investments:
Unrealized holding losses arising during the period	(17)	(809)	(3,056)
Net (gains)/losses reclassified into earnings	(28)	6,497	271

Net unrealized gains/(losses) on investments	$(45)	$5,688	$(2,785)

Unrealized gains/(losses) on hedging securities:
Unrealized hedge gains/(losses) arising during the period	1,444	4,046	(2,563)
Net (gains)/losses reclassified into earnings for revenue hedges	7,113	(6,223)	(6,421)
Net (gains)/losses reclassified into earnings for expense hedges	(4,253)	1,701	5,319

Net unrealized gains/(losses) on hedging securities	$4,304	$(476)	$(3,665)

Other comprehensive income	$4,498	$2,074	$(5,645)

Comprehensive income	$140,312	$70,483	$44,234

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares*	Amount
Balances, December 31, 2008	166,629,000	$40	$1,008,460	$4,683	$(44,841)	$968,342
Net income	—	—	—	—	49,879	49,879
Other comprehensive income	—	—	—	(5,645)	—	(5,645)
Issuance of vested performance shares and restricted stock units	1,182,296	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	90,000	—	—	—	—	—
Exercise of stock options under stock option plan	2,949,408	1	25,719	—	—	25,720
Shares purchased under employee stock purchase plan	1,796,928	—	10,777	—	—	10,777
Purchase and retirement of common stock at cost	(3,677,572)	(1)	(18,385)	—	(17,053)	(35,439)
Stock-based compensation	—	—	30,358	—	—	30,358
Tax benefit from stock option activity	—	—	51	—	—	51
Cumulative tax adjustment	—	—	9,810	—	—	9,810

Balances, December 31, 2009	168,970,060	$40	$1,066,790	$(962)	$(12,015)	$1,053,853

Net income	—	—	—	—	68,409	68,409
Other comprehensive income	—	—	—	2,074	—	2,074
Issuance of vested performance shares and restricted stock units	3,428,528	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	2	—	—	—	—	—
Exercise of stock options under stock option plan	5,314,530	1	52,184	—	—	52,185
Shares purchased under employee stock purchase plan	1,312,290	—	12,668	—	—	12,668
Purchase and retirement of common stock at cost	(5,915,518)	(1)	(39,427)	—	(44,777)	(84,205)
Stock-based compensation	—	—	56,177	—	—	56,177
Tax benefit from stock option activity	—	—	10,434	—	—	10,434
Cumulative tax adjustment	—	—	3,375	—	—	3,375

Balances, December 31, 2010	173,109,892	$40	$1,162,201	$1,112	$11,617	$1,174,970

Net income	—	—	—	—	135,814	135,814
Other comprehensive income	—	—	—	4,498	—	4,498
Issuance of vested performance shares and restricted stock units	3,355,830	—	—	—	—	—
Exercise of stock options under stock option plan	1,780,408	—	23,430	—	—	23,430
Shares purchased under employee stock purchase plan	1,143,614	—	17,368	—	—	17,368
Purchase and retirement of common stock at cost	(3,072,776)	—	(35,771)	—	(29,166)	(64,937)
Stock-based compensation	—	—	65,262	—	—	65,262
Tax benefit from stock option activity	—	—	13,504	—	—	13,504
Issuance of options in connection with acquisition	—	—	207	—	—	207

Balances, December 31, 2011	176,316,968	$40	$1,246,201	$5,610	$118,265	$1,370,116

*	Shares have been retrospectively adjusted to reflect the two-for-one split which was effective on July 1, 2011. See Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$135,814	$68,409	$49,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,564	41,440	34,075
Amortization of purchased intangibles	21,742	18,994	19,268
Provision for doubtful accounts	—	—	247
Provision for excess and obsolete inventories	8,567	5,712	3,830
Non-cash stock-based compensation	65,262	56,177	30,358
Excess tax benefit from stock-based compensation	(13,430)	(11,618)	(3,082)
Write-down of investments other-than temporarily impaired	79	6,530	—
Loss on disposal of property and equipment	1,537	143	706
Changes in assets and liabilities:
Trade receivables	(63,009)	(21,694)	(6,563)
Inventories	2,545	(42,843)	9,037
Deferred taxes	(12,446)	(3,537)	2,223
Prepaid expenses and other current assets	(3,190)	(29,537)	8,474
Accounts payable	22,816	3,657	29,502
Taxes payable	13,496	2,770	2,222
Other accrued liabilities	67,298	48,797	588

Net cash provided by operating activities	299,645	143,400	180,764

Cash flows from investing activities:
Purchases of property and equipment	(69,279)	(69,331)	(37,766)
Purchases of investments	(372,567)	(374,946)	(538,440)
Proceeds from sale of investments	41,461	102,079	332,518
Proceeds from maturity of investments	326,332	199,622	224,213
Net cash paid in acquisitions	(163,630)	—	—

Net cash used in investing activities	(237,683)	(142,576)	(19,475)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	40,798	64,854	36,497
Purchase and retirement of common stock	(64,937)	(84,206)	(35,439)
Excess tax benefit from stock-based compensation	13,430	11,618	3,082

Net cash provided by (used in) financing activities	(10,709)	(7,734)	4,140

Net increase (decrease) in cash and cash equivalents	51,253	(6,910)	165,429
Cash and cash equivalents, beginning of period	324,188	331,098	165,669

Cash and cash equivalents, end of period	$375,441	$324,188	$331,098

Supplemental disclosures of cash flow information:
Non-cash consideration paid for acquisition	$207	$—	$—
Cash paid for interest	$544	$834	$575
Cash paid for income taxes	$15,947	$24,349	$13,684

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Summary of Significant Accounting Policies:

Description of Business:

Polycom is a leading global provider of high-quality, easy-to-use communications solutions that enable enterprise, government, education and healthcare customers to more effectively collaborate over distance, time zones and organizational boundaries. Our solutions are built on architectures that enable unified video, voice and content communications.

Principles of Accounting and Consolidation:

These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Allowance for Doubtful Accounts:

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. If the financial conditions of the Company’s customers were to deteriorate, adversely affecting their abilities to make payments, additional allowances would be required. Delinquent account balances are written off after management has determined that the likelihood of collection is not probable.

Investments:

The Company’s short-term and long-term investments as of December 31, 2011 are comprised of U.S. and non-U.S. government securities, U.S. agency securities and corporate debt securities. The Company’s investment in corporate preferred equity securities was fully liquidated in 2010. Investments are classified as short-term or long-term based on their original or remaining maturities and whether the securities represent the investment of funds available for current operations. Nearly all investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2011 and 2010, all of the Company’s investments were classified as available-for-sale and were carried at fair value based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in consolidated statements of stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge against earnings is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income (expense), net.

For strategic reasons, the Company has made various investments in private companies. The private company investments are carried at cost and written down to estimated market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecasted earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is impaired.

Inventories:

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The Company records write-downs for excess and obsolete inventory equal to the difference between the carrying value of inventory and the estimated fair value based upon assumptions about future product life-cycles, product demand and market conditions. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are one to thirteen years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful life of the related assets, typically three to thirteen years. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in the results of operations.

Goodwill:

Goodwill is not amortized but is regularly reviewed for potential impairment. In September 2011, the FASB issued authoritative guidance on goodwill impairment testing which provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company elected to early adopt this guidance in 2011 and such adoption did not have an impact to the Company’s Consolidated Financial Statements. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

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

Changes in the warranty obligation during the period, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31,
	2011	2010
Balance at beginning of year	$9,569	$9,447
Accruals for warranties issued during the year	24,612	19,683
Actual warranty claims received during the year	(22,295)	(19,561)

Balance at end of year	$11,886	$9,569

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue, of which $141.1 million and $100.4 million is short-term and included as a component of “Deferred revenue” as of December 31, 2011 and 2010, respectively; and $75.9 million and $46.4 million is long-term and is included as a component of “Long-term deferred revenue” as of December 31, 2011 and 2010, respectively, on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31,
	2011	2010
Balance at beginning of year	$146,840	$109,538
Additions to deferred maintenance revenue	313,364	212,062
Amortization of deferred maintenance revenue	(243,177)	(174,760)

Balance at end of year	$217,027	$146,840

The cost of providing maintenance services for the years ended December 31, 2011, 2010, and 2009 was $113.8 million, $97.1 million, and $78.6 million, respectively.

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

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services. In addition, from time to time the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liabilities or environmental obligations.

Revenue Recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company generally recognizes maintenance service revenues on its hardware and software products ratably over the service periods of one to five years, and other services upon the completion of installation or professional services provided.

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

The Company elected to early adopt this accounting guidance at the beginning of the first quarter of fiscal year 2010 on a prospective basis for applicable transactions originating or materially modified beginning on or after January 1, 2010.

A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The determination of the Company’s units of accounting did not change with the early adoption of the revenue recognition guidance. Beginning with new or materially modified arrangements as of January 1, 2010, the Company allocates revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, the Company determines the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

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

Advertising:

The Company expenses the production costs of advertising as the expenses are incurred. The production costs of advertising consist primarily of trade shows, online media, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2011, 2010, and 2009 was $21.4 million, $21.0 million, and $17.3 million, respectively.

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

Foreign Currency Translation:

Assets and liabilities of non-U.S subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of “Accumulated other comprehensive income (loss)”. Income and expense accounts are translated at average exchange rates in effect during the period. Foreign exchange gains and losses have not been significant to date and are included in the Company’s results of operations as part of “Interest and other income (expense), net”.

The following table sets forth the components of foreign currency translation adjustments for December 31 (in thousands):

	2011	2010	2009
Beginning balance	$1,602	$4,740	$3,935
Foreign currency translation adjustments	239	(3,138)	805

Ending balance	$1,841	$1,602	$4,740

Derivative Instruments:

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated and qualifying as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a separate component of accumulated other comprehensive income (loss) and is subsequently reclassified into earnings when the hedged exposure affects earnings. The excluded and ineffective portions of the gain or loss are reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk.

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

On June 1, 2011, the Company announced that its Board of Directors approved a two-for-one stock split of the Company’s outstanding shares of common stock effected in the form of a 100% stock dividend (“the stock split”). The stock split entitled each stockholder of record at the close of business on June 15, 2011 to receive one additional share of common stock for every one share of common stock owned as of that date, payable by the Company’s transfer agent on July 1, 2011. The par value of the Company’s common stock was maintained at the pre-split amount of $0.0005 per share. The Consolidated Financial Statements and notes thereto, including all share and per share data, have been restated as if the stock split had occurred as of the earliest period presented.

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

Stock-Based Compensation:

The Company’s stock-based compensation programs consist of grants of stock-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and performance shares, as well as the Company’s employee stock purchase plan. The estimated fair value of these awards is charged against income over the requisite service period, which is generally the vesting period.

The fair value of stock option and Employee Stock Purchase Plan (“ESPP”) awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of the Company’s common stock on the date of grant. Compensation expense for restricted stock units, including the effect of forfeitures, is recognized over the applicable service period. The fair value of performance shares is based on the market price of the Company’s stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock in relation to the target index of companies over each performance period. Compensation Cost on performance shares with a market condition is not adjusted for subsequent changes regardless of the level of ultimate vesting.

Business Combinations:

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

Recent Pronouncements:

In June 2011, the FASB issued authoritative guidance on the presentation of comprehensive income that will become effective for the Company beginning January 1, 2012, with earlier adoption permitted. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The Company elected to early adopt this guidance in 2011, and such adoption did not have a material impact to the Company’s Consolidated Financial Statements.

2. Business Combinations:

During 2011, we completed three business combinations. On March 21, 2011, we completed the acquisition of all of the outstanding shares of Accordent Technologies, Inc. (“Accordent”), a privately-held video content management and delivery solutions company. On July 27, 2011, we acquired the assets of the Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo Products and Managed Services business. On October 14, 2011, we acquired ViVu, Inc. (“ViVu”), a privately-held video collaboration software company. The total net cash paid in 2011 for these business combinations was $163.6 million, plus non-cash consideration of $0.2 million. We have included the financial results of Accordent, HPVC and ViVu in our Consolidated Financial Statements from their respective dates of acquisition. Pro forma results of operations for the acquisitions completed during the year have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

The following table summarizes the allocation of the total purchase consideration to the assets and liabilities assumed as of the acquisition dates (in thousands):

Tangible assets:
Current assets	$8,204
Property and equipment	2,990
Long-term assets	1,257

Total tangible assets acquired	12,451

Liabilities:
Current liabilities	(7,786)
Long-term liabilities	(4,362)

Total liabilities assumed	(12,148)
Fair value of net assets acquired	303
Intangible assets consisting of:
Core and developed technology	20,600
Customer and partner relationships	50,100
Trade name	1,400
In-Process Research and Development (“IPRD”)	1,400
Other	500
Deferred tax liability	(1,625)
Goodwill	91,159

Total consideration	$163,837

Goodwill is not deductible for tax purposes. The goodwill generated from the Company’s business combinations completed during the year ended December 31, 2011 is primarily attributable to expected synergies. The fair values of intangible assets were calculated based on the income and cost approaches and are being amortized over 8 months to 6 years. The acquisition-related costs were expensed as incurred. The Company may adjust the preliminary purchase price allocation after giving consideration to final valuation reports and obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

3. Goodwill and Purchased Intangibles:

The Company completed its annual goodwill impairment test as of October 1, 2011 and 2010. In September 2011, the FASB issued authoritative guidance on goodwill impairment testing which provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company elected to early adopt this guidance for its 2011 impairment test which resulted in the Company performing a qualitative assessment to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair values of the Company’s reporting units are less than their carrying amounts. Based on the qualitative assessment, the Company determined that it is not more likely than not that the fair values are less than their carrying amounts, therefore no further impairment testing was performed.

The following table presents the changes in carrying amount of goodwill in each of the Company’s segments as of December 31, 2011 (in thousands):

	Segments
	Americas	EMEA	APAC	Total
Balance at December 31, 2010	$276,732	$91,930	$124,443	$493,105
Add: Goodwill resulting from acquisitions	45,413	19,641	26,589	91,643
Foreign currency translation	—	(238)	(323)	(561)

Balance at December 31, 2011	$322,145	$111,333	$150,709	$584,187

The following table presents details of the Company’s total purchased intangible assets as of December 31 (in thousands):

	2011				2010
Purchased Intangible Assets	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value	Gross Value	Accumulated Amortization	Accumulated Impairment	Net Value
Core and developed technology	$129,778	$(101,713)	$(4,650)	$23,415	$109,178	$(89,857)	$(4,650)	$14,671
Customer and partner relationships	94,725	(44,586)	—	50,139	44,625	(36,815)	—	7,810
Trade name	10,503	(7,760)	(150)	2,593	9,103	(6,289)	(150)	2,664
IPRD	1,400	—	—	1,400	—	—	—	—
Other	5,362	(4,334)	(610)	418	4,862	(3,735)	(610)	517

Finite lives Intangible Assets	241,768	(158,393)	(5,410)	77,965	167,768	(136,696)	(5,410)	25,662
Indefinite life trade name	918	—	—	918	918	—	—	918

Total	$242,686	$(158,393)	$(5,410)	$78,883	$168,686	$(136,696)	$(5,410)	$26,580

In 2011, 2010, and 2009, the Company recorded amortization expense related to purchased intangibles of $9.8 million, $5.7 million, and $5.8 million, respectively, which is included in “Amortization of purchased intangibles” in the Consolidated Statements of Operations. In 2011, 2010, and 2009, the Company recorded approximately $11.9 million, $13.3 million, and $13.5 million, respectively, of amortization of purchased intangibles to “Cost of Product Revenues” in the Consolidated Statements of Operations. Amortization of intangibles is not allocated to the Company’s segments.

The Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is no longer amortized but is reviewed for impairment annually or sooner under certain circumstances.

The Company evaluates its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company performs an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. There were no indicators of impairment during the years ended December 31, 2011, 2010, and 2009.

The estimated future amortization expense of purchased intangible assets as of December 31, 2011 is as follows (in thousands):

Year ending December 31,	Amount
2012	$24,370
2013	15,490
2014	13,359
2015	11,075
2016	9,235
Thereafter	4,436

Total	$77,965

4. Balance Sheet Details:

Inventories consist of the following (in thousands):

	December 31,
	2011	2010
Raw materials	$4,690	$6,405
Work in process	1,006	991
Finished goods	101,917	106,598

	$107,613	$113,994

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2011	2010
Non-trade receivables	$9,534	$14,317
Prepaid expenses	32,010	21,848
Other current assets	9,831	5,719

	$51,375	$41,884

Property and equipment, net, consist of the following (in thousands):

		December 31,
	Estimated useful Life	2011	2010
Computer equipment and software	3 to 5 years	$219,788	$184,650
Equipment, furniture and fixtures	1 to 5 years	93,686	76,578
Tooling equipment	3 years	21,287	19,900
Leasehold improvements	3 to 13 years	50,730	36,758

		385,491	317,886
Less: Accumulated depreciation and amortization		(255,444)	(207,565)

		$130,047	$110,321

Deferred revenues consist of the following (in thousands):

	December 31,
	2011	2010
Short-term:
Service	$141,116	$100,446
Product	575	3,073
License	1,400	1,400

	$143,091	$104,919

Long-term:
Service	$75,911	$46,394
Product	57	323
License	7,175	8,575

	$83,143	$55,292

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Accrued expenses	$15,496	$12,751
Accrued co-op expenses	4,862	6,104
Restructuring reserves	3,150	3,262
Warranty obligations	11,886	9,569
Derivative liability	4,609	4,998
Employee stock purchase plan withholding	11,116	7,129
Other accrued liabilities	10,383	10,838

	$61,502	$54,651

5. Restructuring Costs:

In 2011, 2010, and 2009, the Company recorded $9.4 million, $8.1 million, and $15.9 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus the Company’s efforts and more properly align the Company’s cost structure with its projected revenue streams.

The following table summarizes the activity of the Company’s restructure reserves (in thousands):

Balance at December 31, 2008	$1,783
Additions to the reserve	15,935
Cash payments and other usage	(11,935)

Balance at December 31, 2009	5,783
Additions to the reserve	8,139
Cash payments and other usage	(10,701)

Balance at December 31, 2010	3,221
Additions to the reserve	9,396
Cash payments and other usage	(9,677)

Balance at December 31, 2011	$2,940

During 2011 management also completed the consolidation of its Colorado facilities and began the transition of certain engineering and product management and related support functions in its Andover, Massachusetts facility to other locations in order to achieve efficiencies. Restructuring charges relating to these actions primarily included costs for idle facilities and, to a lesser extent, severance and relocation costs for impacted individuals.

In October 2011, management committed to a restructuring plan designed to better align and allocate resources to more strategic growth areas of the business. These actions are primarily related to the reorganization of its global go-to-market and other organizations. The restructuring plan will result in the elimination of approximately seven percent of its global workforce with the majority of the reductions taking effect in the fourth quarter of 2011 and first quarter of 2012, enabling the creation of new positions that better align with its strategic initiatives. In the fourth quarter of 2011, the Company recorded charges totaling $5.0 million related to these actions and the Company currently expect to record additional restructuring charges and make cash expenditures between approximately $6.0 million and $7.0 million through the third quarter of 2012 resulting from this action, primarily related to severance and other employee termination benefits.

In addition, the Company has approved plans to consolidate and eliminate certain facilities in order to gain efficiencies, including the combination of its headquarters and San Jose and Santa Clara, California operations into one new location in San Jose, California. As a result, the Company expects to record approximately $12.0 million in additional restructuring charges related to idle facilities upon vacating these facilities in the second quarter of 2012.

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

6. Investments and Fair Value Measurements:

The Company had cash and cash equivalents of $375.4 million and $324.2 million at December 31, 2011 and 2010, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At December 31, 2011, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows: (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2011:
Investments—Short-term:
U.S. government securities	$15,135	$3	$—	$15,138
U.S. government agency securities	79,299	33	(4)	79,328
Non-U.S. government securities	1,724	2	(1)	1,725
Corporate debt securities	63,204	42	(11)	63,235

Total investments – short-term	$159,362	$80	$(16)	$159,426

Investments—Long-term:
U.S. government securities	$11,455	$—	$(2)	$11,453
U.S. government agency securities	34,506	10	(4)	34,512
Non-U.S. government securities	—	—	—	—
Corporate debt securities	10,835	2	(30)	10,807

Total investments – long-term	$56,796	$12	$(36)	$56,772

Balances at December 31, 2010:
Investments—Short-term:
U.S. government securities	$8,379	$3	$(1)	$8,381
U.S. government agency securities	92,857	57	(4)	92,910
Non-U.S. government securities	—	—	—	—
Corporate debt securities	68,833	43	(13)	68,863

Total investments – short-term	$170,069	$103	$(18)	$170,154

Investments—Long-term:
U.S. government securities	$3,211	$2	$—	$3,213
U.S. government agency securities	16,991	23	(29)	16,986
Non-U.S. government securities	529	—	—	529
Corporate debt securities	20,584	22	(17)	20,588

Total investments – long-term	$41,315	$47	$(46)	$41,316

As of December 31, 2011, the Company’s total cash and cash equivalents and investments held in the United States totaled $151.4 million with the remaining $440.2 million held by various foreign subsidiaries outside of the United States.

U.S. Government Securities

The Company’s U.S. government securities mostly comprised of direct U.S. Treasury obligations that are guaranteed by the U.S. government. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

U.S. Government Agency Securities

The Company’s U.S. government agency securities are mostly comprised of U.S. government agency instruments, including mortgage-backed securities. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

Non-U.S. Government Securities

The Company’s Non-U.S. government securities are mostly comprised of non-U.S. government instruments, including state, municipal and foreign government securities. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy allows a certain percentage of the Company’s portfolio be invested in these types of securities.

Corporate Debt Securities

The Company’s corporate debt securities are comprised of publicly-traded domestic and foreign corporate debt securities. The Company does not purchase auction rate securities, and investments are in instruments that meet high quality credit rating standards, as specified in the Company’s investment policy guidelines. These guidelines also limit the amount of credit exposure to any one issuer or type of instrument.

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those securities that are categorized as cash equivalents, with unrealized losses (in thousands), aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010:

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2011:
US government securities	$15,222	$(2)	$—	$—	$15,222	$(2)
US government agency securities	32,790	(8)	—	—	32,790	(8)
Non-U.S. government securities	5,054	(3)	—	—	5,054	(3)
Corporate debt and equity securities	29,511	(42)	—	—	29,511	(42)

Total investments	$82,577	$(55)	$—	$—	$82,577	$(55)

December 31, 2010:
US government securities	$3,135	$(1)	$—	$—	$3,135	$(1)
US government agency securities	44,087	(36)	—	—	44,087	(36)
Non-U.S. government securities	695	—	—	—	695	—
Corporate debt and equity securities	54,615	(38)	1,058	(1)	55,673	(39)

Total investments	$102,532	$(75)	$1,058	$(1)	$103,590	$(76)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the year ended December 31, 2010, as a result of its change in strategy with respect to its capital gains program, the Company determined that certain corporate preferred equity securities were other-than temporarily impaired, which resulted in a write-down of approximately $6.5 million. The Company concluded that the impairment was other-than-temporary based upon the Company’s decision to liquidate the securities in a relatively short period of time and an assessment of the individual holdings. The Company fully liquidated these investments during 2010 at an actual loss of $5.7 million from their original cost, resulting in a realized gain of $0.8 million on the new cost basis of these investments. There were no such impairments during 2011. As of December 31, 2011 and 2010, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage and are written down to their estimated net realizable value when indications exist that these investments have been impaired. These investments are recorded in “Other assets” in the Company’s consolidated balance sheets and the balances were $2.0 million and $2.5 million as of December 31, 2011 and 2010, respectively.

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

As of December 31, 2011, the Company’s fixed income available-for-sale securities include U.S. Treasury securities and other government agencies (54%), corporate bonds (29%), commercial paper (7%), non-U.S. government securities (3%), and money market funds (7%). Included in available-for-sale securities is approximately $41.4 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The Company used to invest in non-fixed income available-for-sale securities which represented preferred equity securities which were part of a capital gains capture program that generated capital gains to offset capital losses. During 2010, the Company changed its strategy with respect to its capital gains capture program and fully liquidated these investments at a loss.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at December 31, 2011 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities(a)	$257,607	$17,157	$240,450
Non-fixed income available-for-sale securities(b)	$235	—	$235
Foreign currency forward contracts(c)	$9,216	—	$9,216
Liabilities:
Foreign currency forward contracts(d)	$4,609	—	$4,609

(a)	Included in cash and cash equivalents and short and long-term investments on the Company’s consolidated balance sheets.
(b)	Included in other non-current assets on the Company’s consolidated balance sheets.
(c)	Included in short term derivative asset as prepaid expenses and other current assets on the Company’s consolidated balance sheets.
(d)	Included in short term derivative liability as other accrued liabilities on the Company’s consolidated balance sheets.

7. Business Risks and Credit Concentration:

The Company sells products and services which serve the communications equipment market globally. Substantially all of the Company’s revenues are derived from sales of its products and their related services. A substantial majority of the Company’s revenue is from value-added resellers, distributors and service providers. In 2011, 2010 and 2009, one channel partner, Scansource Communications, accounted for more than 10% of its total net revenues. Any factors adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance. In particular, economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which the Company operates. As its business has grown, the Company has become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for its products, longer sales cycles, the deferral or delay of purchase commitments for its products and increased competition. These factors have adversely impacted the Company’s operating results in prior periods, including most recently in the fiscal year ended December 31, 2009. Despite some recent signs of stabilization and the Company’s growth in revenues in 2011, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis continue to create uncertainty and unpredictability which cause the Company to continue to be cautious about its future outlook. A global economic downturn would negatively impact technology spending for the Company’s products and services and could materially adversely affect its business, operating results and financial condition.

The Company subcontracts the manufacture of most of its products to Celestica, Askey, Flextronics, Foxconn and VTech, which are all third-party contract manufacturers. The Company uses Celestica’s facilities in Thailand and China, Flextronics’ facilities in Mexico and Askey’s, Foxconn’s and VTech’s facilities in China and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or economic or political difficulties in any of these countries or Asia or for any other reason, such disruption would harm its business and results of operations. While the Company had begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means the Company is essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from the Company as it grows its business, or is otherwise unable to meet the Company’s current or future production requirements the Company would experience a delay or inability to ship its products, which would have an immediate negative impact on its revenues. Moreover, any incapacitation of any of the Company’s or its subcontractors’ manufacturing sites, due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, the Company may not be able to meet demand for its products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm its reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm the Company’s business and results of operations.

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

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The Company’s credit risk may increase with the expansion of Polycom’s product offerings as customers place larger orders for initial stocking orders and its growth in emerging markets. There can be no assurance that the Company’s credit loss experience will remain at or near historic levels. At December 31, 2011 and 2010, no single customer accounted for more than 10% of gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. There were no such charges in 2011, 2010, and 2009.

8. Commitments and Contingencies:

Litigation and Settlement Agreements:

During 2010, the Company recorded $1.2 million of Litigation reserves and payments in the Consolidated Statements of Operations related to the settlement of a legal matter during the period. During 2011, the Company did not record any such reserves and payments in the Consolidated Statements of Operations.

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

Standby Letters of Credit:

The Company has standby letters of credit totaling approximately $2.3 million and $2.1 million at December 31, 2011 and 2010, respectively.

License Agreements:

The Company enters into various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2012 and 2021. As of December 31, 2011, the following future minimum lease payments are due under the current lease obligations. There were no sublease assumptions included in the future minimum lease payments. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. This table excludes leases expiring or subject to cancellation within twelve months subsequent to December 31, 2011 (in thousands):

Minimum Lease Payments
Year ending December 31,
2012	$20,308
2013	21,778
2014	25,125
2015	20,876
2016	18,434
Thereafter	69,665

Total payments	$176,186

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2011, 2010, and 2009 was $28.5 million, $23.3 million, and $21.0 million, respectively. The short-term deferred lease obligation included in other accrued liabilities was $1.0 million and $1.8 million as of December 31, 2011 and 2010, respectively. The long-term deferred lease obligation included in other long-term liabilities was $5.3 million and $4.8 million as of December 31, 2011 and 2010, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or when any of these leases expire, the Company may incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs cannot be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company. However, the Company does not believe that these costs would be significant.

9. Foreign Currency Derivatives:

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities monthly, primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds, Israeli Shekels, Brazilian Reais, and Mexican Pesos.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2011 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	33,124	$43,194	Buy	5,999	$7,832	Buy
Euro	41,758	$55,323	Sell	30,255	$39,502	Sell
British Pound	5,670	$8,868	Buy	5,758	$8,821	Buy
British Pound	9,930	$15,536	Sell	6,244	$9,565	Sell
Israeli Shekel	16,236	$4,309	Buy	20,377	$5,634	Buy
Israeli Shekel	27,520	$7,215	Sell	—	$—	—
Mexican Peso	5,178	$371	Buy	—	$—	—
Mexican Peso	10,472	$757	Sell	—	$—	—
Brazilian Real	388	$180	Buy	—	$—	—
Brazilian Real	777	$419	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the consolidated statement of operations for the twelve months ended December 31, 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Interest and other income (expense), net	$ (357)

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

To receive hedge accounting treatment, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in accumulated other comprehensive income (loss) until they are reclassified to revenue, cost of goods sold or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded to interest and other income (expense), net over the life of the contract together with any ineffective portion of the hedge.

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the consolidated statements of operations for the twelve months ended December 31, 2011 and 2010 (in thousands):

	Year Ended December 31, 2011
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing(a)
Foreign exchange contracts	$1,444	Product revenues	$(7,113)	Interest and other income (expense), net	$(378)
Foreign exchange contracts		Cost of revenues	388
Foreign exchange contracts		Sales and marketing	2,979
Foreign exchange contracts		Research and development	493
Foreign exchange contracts		General and administrative	393

Total	$1,444		$(2,860)		$(378)

	Year Ended December 31, 2010
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing(a)
Foreign exchange contracts	$4,046	Product revenues	$6,223	Interest and other income (expense), net	$70
Foreign exchange contracts		Cost of revenues	(269)
Foreign exchange contracts		Sales and marketing	(1,729)
Foreign exchange contracts		Research and development	359
Foreign exchange contracts		General and administrative	(62)

Total	$4,046		$4,522		$70

(a)	For the year ended December 31, 2011, no gain/loss was recorded for the ineffective portion and a $0.4 million loss was recorded for the excluded time value portion of the hedge. For the year ended December 31, 2010, no gain/loss was recorded for the ineffective portion and a $0.1 million gain was recorded for the excluded time value portion of the hedge.

As of December 31, 2011, the Company estimated all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in accumulated other comprehensive income (loss) (in thousands and not tax-effected):

	Year Ended December 31,
	2011	2010
Beginning balance	$(574)	$(98)
Net gains/losses reclassified into earnings for revenue hedges	7,113	(6,223)
Net gains/losses reclassified into earnings for expense hedges	(4,253)	1,701
Net change in fair value of cash flow hedges	1,444	4,046

Ending balance	$3,730	$(574)

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the years ended December 31, 2011 and 2010, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2011 of the outstanding cash flow hedges, all of which are carried at fair value on the balance sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	6,647	$8,786	Buy	17,492	$24,322	Buy
Euro	5,940	$7,971	Sell	64,207	$89,284	Sell
British Pound	4,509	$7,040	Buy	16,791	$26,485	Buy
British Pound	4,437	$6,931	Sell	17,938	$28,280	Sell
Israeli Shekel	11,568	$3,065	Buy	58,110	$16,246	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of December 31, 2011. See Note 6 of Notes to Consolidated Financial Statements for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the Consolidated Financial Statements on a recurring basis. The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the consolidated balance sheets as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011		December 31, 2010
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets(a):
Foreign exchange contracts	$7,345	$1,871	$3,025	$2,632
Derivative liabilities(b):
Foreign exchange contracts	$3,796	$813	$3,503	$1,495

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the consolidated balance sheets.

10. Stockholders’ Equity:

Stock Option Plans:

On May 26, 2011, stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”) and reserved for issuance under the 2011 Plan 19,800,000 shares, as adjusted for the two-for-one stock split effective July 1, 2011, terminating any remaining shares available for grant under the 2004 Equity Incentive Plan (“2004 Plan”) as of such date. To the extent any shares, not to exceed 13,636,548 shares, as adjusted for the stock split, would be returned to the 2004 Plan or the 1996 Stock Incentive Plan (“1996 Plan”) as a result of expiration, cancellation or forfeiture, those shares instead are added to the reserve of shares available under the 2011 Plan. In addition, the Company assumed 2,708,198 shares, as adjusted for the stock split, under Voyant’s 2000 Equity Incentive Plan following the completion of the Voyant acquisition in January 2004. In May 2009, stockholders approved amendments to the 2004 Plan to, among making other clarifying amendments, (i) permit Polycom to undertake a one-time stock option exchange program, (ii) increase the number of shares of common stock reserved for issuance under the 2004 Plan by 7,200,000 shares, as adjusted for the stock split, and (iii) implement flexible share counting under the 2004 Plan.

Under the terms of the 2004 Plan and the 2011 Plan, options may not be granted at prices lower than fair market value at the date of grant. Under the 2004 Plan and prior terminated plans, options granted expire between seven and ten years from the date of grant and are only exercisable upon vesting. The Company settles employee stock option exercises with newly issued common shares. There were no options granted under the 2011 Plan. Unvested shares outstanding under prior terminated plans generally vest at 25% after completing one year of service to the Company and the remaining amount equally over 36 months until fully vested after four years.

Stock Option Exchange Program:

On August 21, 2009, the Company completed a one-time stock option exchange program, which was approved by its stockholders in May 2009, pursuant to which eligible employees were able to exchange certain outstanding options, whether vested or unvested, for new restricted stock units. Eligible employees were able to exchange all of their eligible outstanding options with an exercise price greater than $14.47 per share, as adjusted for stock split, under certain stock plans that were granted on or before July 27, 2008. A total of 4,681,988 options, ranging in exercise price from $15.10 to $25.07 were exchanged, as adjusted for the stock split. All surrendered options were cancelled, and immediately thereafter, the Company issued a total of 890,014 restricted stock units, as adjusted for the stock split. The first 50% of restricted stock units vested on the one-year anniversary of the new restricted stock unit grant date which was August 21, 2010 and the remaining 50% of the shares vested on the second anniversary of the new restricted stock unit grant date which was August 21, 2011, subject to the employee’s continued employment with the Company through the relevant dates. The exchange was considered to be a modification to the original equity award. In addition to continuing to amortize the remaining stock compensation associated with the exchanged options, the exchange resulted in an incremental $1.4 million in stock compensation expense, which is expensed over the two-year service period of the restricted stock units.

Performance Shares and Restricted Stock Units:

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units under the 2011 Plan to officers, to non-employee directors and to certain other employees as a component of the Company’s broad-based equity compensation program. Prior to May 2011, the Compensation Committee granted performance shares and restricted stock units under the 2004 Plan. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. Such awards will be earned only if performance targets over the performance periods established by or under the direction of the Compensation Committee are met. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. Restricted stock units are time-based awards that generally vest over a period of one to three years from the date of grant.

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

During 2009, the Company also granted 250,000 target performance shares to an executive, at a fair value of $11.80 per share, as adjusted for the stock split, which were subject to the fulfillment by the Company of certain pre-defined market share performance criteria and additionally, for a portion of the awards, the attainment of pre-defined revenue targets, over multiple performance periods. On June 9, 2010, the independent members of the board of directors approved amendments to these equity awards for the remaining performance periods that commence on or after July 1, 2010. For the remaining performance periods, the performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of the award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the Russell 2000 Index companies over each performance period. As a result of these amendments, an incremental stock compensation expense totaling $3.4 million is prospectively recognized using graded vesting method over the remaining requisite service period.

During 2010, the Company granted 189,000 performance shares at a weighted average fair value of $11.37 per share, as adjusted for the stock split, which is based on the closing market price of the Company’s common stock on the date of the award. The performance shares contain a performance condition based on attaining pre-defined gross margin dollar goals for calendar 2010. These performance shares, as adjusted for actual forfeitures, have been fully vested and issued during the first quarter of 2011. The Company did not issue similar performance shares for any periods during 2011.

The Company also granted restricted stock units during the year ended December 31, 2011 and 2010. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method.

During 2011 and 2010, the Company granted non-employee directors annual awards of restricted stock units. The awards vest quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

Activity under the above plans for the year ended December 31, 2011 was as follows, as adjusted for the stock split:

	Shares Available for Grant(1)	Outstanding Options			Aggregate Intrinsic Value (in thousands)
		Number of Shares	Weighted Avg Exercise Price	Weighted Avg Contractual Term (Years)
Balances, December 31, 2010	13,896,284	3,632,144	$12.39
Performance shares earned and issued above target based upon actual 2010 performance	(636,507)	—	—
Options granted	—	—	—
Performance shares granted(2)	(1,697,578)	—	—
Performance shares forfeited	513,638	—	—
Restricted stock units granted(2)	(3,912,780)	—	—
Restricted stock units forfeited	1,183,555	—	—
Options exercised	—	(1,780,408)	$13.16
Options forfeited	124,300	(124,300)	$14.93
Options expired	(972)	—	—
Assumed options under ViVu Plan	—	9,481	$0.75
Termination of remaining shares available under the 2004 Plan	(10,422,500)	—	—
Shares available for grant under 2011 Plan approved by stockholders	19,800,000	—	—

Balances, December 31, 2011	18,847,440	1,736,917	$11.34

Options vested and expected to vest as of December 31, 2011(3)	—	1,726,684	$11.34	1.78	$8,840

(1)	Based on the amendment to the 2004 Plan, approved by the stockholders in 2009, all full value awards adjust the shares available for grant by 1.5 shares for every one share subject to such award and effective for all award activities on or after May 27, 2009. Awards granted under the option exchange program were excluded from this treatment and were accounted for on a 1-for-1 basis. Upon approval of the 2011 Plan on May 26, 2011, all full value awards adjust the shares available for grant by 1.83 shares for every one share subject to such award and effective for all award activities on or after May 26, 2011. These adjustments for full value shares are also referred to as “fungible share counting.”
(2)	Includes all grants, including those related to business acquisitions.
(3)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $19.3 million, $31.7 million and $7.4 million, respectively.

As of December 31, 2011, 2010, and 2009, 1,644,733, 3,305,550, and 8,672,664 outstanding options were exercisable at a weighted average exercise price of $11.37, $12.32, and $11.18, respectively, as adjusted for the stock split.

The options outstanding and currently exercisable by exercise price at December 31, 2011, as adjusted for the stock split, are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75-$7.84	177,561	1.25	$7.30	169,339		$7.62
$8.02-$8.19	22,292	0.47	$8.12	22,292		$8.12
$8.40-$8.40	329,410	0.57	$8.40	329,410		$8.40
$8.41-$8.64	66,920	0.38	$8.49	66,920		$8.49
$9.50-$9.50	179,862	1.06	$9.50	179,824		$9.50
$9.63-$10.67	180,088	1.38	$10.61	180,088		$10.61
$10.86-$11.67	61,240	1.68	$11.28	60,480		$11.27
$11.80-$11.80	262,453	4.20	$11.80	181,637		$11.80
$13.63-$16.65	223,875	2.46	$15.36	222,023		$15.37
$17.10-$17.42	233,216	2.08	$17.34	232,720		$17.34

	1,736,917	1.80	$11.34	1,644,733	1.63	$11.37

The Company did not grant any stock options during the year ended December 31, 2011. The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2011 was $8.9 million and $8.4 million, respectively.

As of December 31, 2011, total compensation cost related to nonvested stock options not yet recognized was $0.4 million, which is expected to be recognized over the next 19 months on a weighted-average basis.

The following information summarizes the changes in unvested performance shares and restricted stock units and non-employee director restricted stock units for 2011, as adjusted for the stock split:

	Number of Shares(1)	Weighted Avg Grant Date Fair Value
Unvested shares at December 31, 2010	6,127,534	$12.05
Performance shares granted(2)	1,405,175	22.60
Performance shares granted related to business acquisitions	86,637	30.22
Restricted stock units granted	2,275,861	23.58
Restricted stock units granted related to business acquisitions	172,806	25.34
Performance shares vested and issued(2)	(1,132,070)	14.80
Restricted stock units vested and issued	(2,224,820)	11.77
Performance shares forfeited	(312,796)	16.87
Restricted stock units forfeited	(711,356)	16.52

Unvested shares at December 31, 2011	5,686,971	$19.28

(1)	For purposes of this table, shares are counted on a one-for-one basis, not on a fungible share counting basis.
(2)	Includes 424,338 additional shares resulting from above target performance for 2010.

As of December 31, 2011, there was $61.2 million of total unrecognized compensation cost related to unvested shares which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested in 2011, 2010, and 2009 was $36.6 million, $32.5 million, and $15.7 million, respectively.

Employee Stock Purchase Plan:

During the third quarter of 2011, the Company revised the administration of its Employee Stock Purchase Plan from a six-month offering and purchase period to a twenty four-month offering period with four 6-month purchase periods. Under the current Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase period (each January and July). Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 10,000 shares of common stock in any one calendar year period. The Company has reserved 22 million shares of common stock for issuance under the plan including 7 million shares approved by shareholders in May, 2011, as adjusted for the two-for-one stock split. During 2011, 2010, and 2009, 1,143,614 shares, 1,312,290 shares and 1,796,928 shares were purchased at average per share prices of $15.19, $9.65, and $6.00, respectively, as adjusted for the two-for-one stock split.

Valuation and Expense Information

The following table summarizes stock-based compensation expense recorded and its allocation within the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cost of sales—product	$2,815	$2,588	$1,886
Cost of sales—service	3,904	3,940	2,829

Stock-based compensation expense included in cost of sales	6,719	6,528	4,715

Sales and marketing	27,404	26,586	10,525
Research and development	15,394	10,266	7,650
General and administrative	15,745	12,797	7,468

Stock-based compensation expense included in operating expenses	58,543	49,649	25,643

Stock-based compensation expense related to employee equity awards and employee stock purchases	65,262	56,177	30,358
Tax benefit	5,056	9,486	7,945

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$60,206	$46,691	$22,413

Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level. The Company elected not to capitalize any stock-based compensation during the years ended December 31, 2011, 2010, and 2009 due to these amounts being immaterial.

Valuation Assumptions:

The Company did not grant any stock options during the fiscal year ended December 31, 2011 and 2010. During the fiscal year ended December 31, 2009, the Company granted 200,000 stock options, with a weighted-average estimated fair value of $4.15 per share, as adjusted for the stock split. The fair values of these options were estimated on the date of grant using the Black-Scholes option valuation model for the year ended December 31, 2009 using the following assumptions:

2009
Expected volatility	42.24%
Risk-free interest rate	1.96%
Expected dividends	—%
Expected life (yrs)	4.01

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the years ended December 31, 2011, 2010, and 2009 was $7.82 per share, $3.42 per share, and $2.58 per share, respectively, as adjusted for the stock split. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach with the following weighted-average assumptions:

	2011	2010	2009
Expected volatility	39.57%	38.23%	51.69%
Risk-free interest rate	0.24%	0.19%	0.35%
Expected dividends	—%	—%	—%
Expected life (yrs)	1.03	0.50	0.49

Starting in the third quarter of 2011, the Company computed its expected volatility assumption based on blended volatility (50% historical volatility/50% implied volatility). The selection of the blended volatility assumption was based upon the Company’s assessment that blended volatility is more representative of the Company’s future stock price trends as it weighs in the longer term historical volatility with the near term future implied volatility. Prior to the third quarter of 2011, the Company used the implied volatility for one-year traded options on the Company’s stock.

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

Share Repurchase Program:

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the years ended December 31, 2011 and 2010, the Company purchased 2.0 million shares and 4.8 million shares, respectively, as adjusted for the stock split, of common stock in the open market for cash of $40.0 million and $69.2 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of December 31, 2011, the Company was authorized to purchase up to an additional $78.0 million of shares in the open market under the current share repurchase plan.

Preferred Stock:

During 2010, the Company’s one outstanding share of preferred stock was exchanged and cancelled. As such, there was no outstanding preferred stock as of December 31, 2011 and 2010.

Accumulated Other Comprehensive Income, net of tax (in thousands):

	December 31,
	2011	2010
Foreign currency translation	$1,841	$1,602
Unrealized gains on investments	39	84
Unrealized gains (losses) on hedging securities	3,730	(574)

	$5,610	$1,112

The tax effects were not shown separately, as the impacts were not material.

11. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, the lesser of 60% of their eligible compensation or $16,500 in 2011, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For the 2011, 2010, and 2009 fiscal years, the maximum Company cash match was $2,000 per participating employee per year. The Polycom 401(k) Plan provides that employees who are projected to be age 50 or older by the end of each year and have elected to contribute to the Polycom 401(k) Plan may also make a catch-up contribution of up to $5,500.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $3.0 million, $2.4 million, and $2.0 million in 2011, 2010, and 2009, respectively.

12. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2011	2010	2009
Current
U. S. Federal	$8,563	$12,995	$8,034
Foreign	6,269	3,422	4,475
State and local	3,450	3,055	3,460

Total current	18,282	19,472	15,969

Deferred
U. S. Federal	(3,928)	(6,706)	2,532
Foreign	(3,191)	1,302	(332)
State and local	243	(180)	(492)

Total deferred	(6,876)	(5,584)	1,708

Income tax expense	$11,406	$13,888	$17,677

The sources of income before the provision for income taxes are as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
United States	$42,603	$40,291	$28,490
Foreign	104,617	42,006	39,066

Income before provision for income taxes	$147,220	$82,297	$67,556

The Company’s tax provision differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Federal tax at statutory rate	$51,527	$28,804	$23,645
State taxes, net of federal benefit	3,012	2,379	2,179
Non-deductible share based compensation	2,826	1,371	1,190
Foreign income at tax rates different than U.S. rates	(35,328)	(11,736)	(6,051)
Changes in reserves for uncertain tax positions	(8,880)	(5,295)	(2,903)
Research and development tax credit	(3,172)	(1,876)	(656)
Other	1,421	241	273

Tax provision	$11,406	$13,888	$17,677

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2011	2010
Property and equipment, net, principally due to differences in depreciation	$7,332	$3,242
Capitalized research and development costs	650	729
Inventory	7,582	5,487
Restructuring reserves	1,025	892
Deferred revenue	9,455	7,901
Other reserves	12,793	10,808
Share-based compensation	14,892	15,052
Net operating and capital loss carryforwards	8,884	8,852
Tax credit carryforwards	12,013	7,476
Investments	736	1,468

Deferred tax asset	75,362	61,907
Acquired intangibles	(9,812)	(9,779)

Net deferred tax asset	$65,550	$52,128
Valuation allowance	(6,741)	(3,440)

Net deferred tax asset, net of valuation allowance	$58,809	$48,688

As of December 31, 2011, the Company had approximately $5.0 million in tax effected net operating losses, $3.9 million in tax effected capital loss carryforwards and $12.0 million in tax effected credit carryforwards. The capital and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2012 and 2016, respectively. Included in the net deferred tax asset balance is a $6.7 million valuation allowance recorded related primarily to net operating losses and credits in jurisdictions with a history of credits in excess of taxable profits.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2011, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $293.1 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $13.7 million, $10.4 million, and $0.1 million for the twelve months ended December 31, 2011, 2010, and 2009, respectively.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the Company is eligible for significant tax rate reductions following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The tax rates for 2011, 2010 and 2009 were 3.8%, 6.6% and 10%, respectively. The tax rate reduction is currently effective through 2014 and the Company expects to reapply for subsequent periods after expiration. The Company realized tax savings of $5.2 million in 2011 ($0.03 per diluted share), $0.3 million in 2010 and $0.9 million in 2009. The tax holiday in Israel did not have a material impact on earnings per share in 2009 or 2010. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959.

In addition, beginning in 2008, the Company’s subsidiary in China was granted High-New Technology Enterprise (“HNTE”) Recognition under which the Company’s tax rate is reduced from 25% to 15%. The tax savings realized were $0.7 million in 2011, $0.4 million in 2010, and $0.6 million in 2009. Also in 2008, the Company’s subsidiary in Thailand was granted Regional Headquarters Status (“RHS”) and the tax rate was reduced from 30% to 10%. The associated tax savings was $0.5 million in 2011, $0.6 million in 2010, and $0.3 million for 2009. The beneficial tax status for both China and Thailand will remain in effect as long as the Company meets the statutory requirements for qualification. The tax holidays in China and Thailand do not have a material impact on earnings per share.

In 2011, the Company recorded reserve releases of $8.1 million, $6.9 million of which was due to the resolution of multi-year tax audits. The expiration of statutes of limitation in both the U.S. and foreign jurisdictions resulted in reserve releases of $0.8 million, and $0.4 million in reserve releases was due to changes in foreign exchange rates.

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

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated:

	December 31,
	2011	2010	2009
Beginning balance	$36,923	$44,365	$55,852
Additions based on tax positions taken during a prior period	1,130	291	—
Reductions based on tax positions taken during a prior period	(415)	(4,134)	(14)
Additions based on tax positions taken during the current period	2,411	727	377
Reductions related to settlement of tax matters	(6,873)	(2,266)	—
Reductions related to a lapse of applicable statute of limitations	(768)	(2,060)	(11,850)

Ending balance	$32,408	$36,923	$44,365

Included in the balance as of December 31, 2011 is $32.4 million of unrecognized tax benefits which would affect income tax expense if recognized.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2011 and 2010, respectively, the Company had approximately $2.0 million and $2.5 million of accrued interest and penalties related to uncertain tax positions.

By the end of 2012, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations or the resolutions of ongoing audits in various jurisdictions. The Company anticipates that the reduction in 2012 will approximate $3.4 million and the reserve releases would be recorded as adjustments to tax expense in the period released.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2007. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2005 except Hong Kong and Singapore which have been concluded for years through 2004; Germany and Switzerland which have been concluded for years through 2006; Israel which has been concluded for years through 2007; and France and the United Kingdom which have been concluded for years through 2008.

13. Business Segment Information:

Polycom is a leading global provider of a line of high-quality, easy-to-use communications equipment that enables businesses, telecommunications service providers, and governmental and educational institutions to more effectively conduct video, voice, data and web communications. Polycom’s business is organized around four major geographic theatres: North America, Central America/Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). For reporting purposes, the Company aggregates North America and CALA into one segment named Americas and reports EMEA and APAC as separate segments. The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance. Prior to the fourth quarter of 2010, the Company organized its offerings along three product categories: Video Communications Solutions, Voice Communications Solutions, and Services, which were also considered its operating segments for reporting purposes. As a result of this change in presentation, the revenue and operating results for the prior periods have been revised to conform to the current period presentation. This change in segment reporting had no impact on the Company’s consolidated balance sheets, income statements, cash flows or changes in shareholders’ equity for any periods.

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

Financial information for each reportable geographical segment as of and for the fiscal years ended December 31, 2011, 2010, and 2009, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in thousands) :

	Americas	EMEA	APAC	Total
2011:
Revenue*	$756,074	$376,579	$363,145	$1,495,798
% of total revenue	51%	25%	24%	100%
Contribution margin	315,297	153,842	176,420	645,559
% of segment revenue	42%	41%	49%	43%
Gross accounts receivable	102,973	82,259	72,003	257,235
% of total gross accounts receivable	40%	32%	28%	100%

2010:
Revenue*	$656,432	$302,118	$259,939	$1,218,489
% of total revenue	54%	25%	21%	100%
Contribution margin	261,625	108,296	118,744	488,665
% of segment revenue	40%	36%	46%	40%
Gross accounts receivable	83,350	60,622	44,920	188,892
% of total gross accounts receivable	44%	32%	24%	100%

2009:
Revenue*	$536,682	$240,226	$190,076	$966,984
% of total revenue	55%	25%	20%	100%
Contribution margin	216,739	90,143	88,567	395,449
% of segment revenue	40%	38%	47%	41%
Gross accounts receivable	70,173	53,731	40,606	164,510
% of total gross accounts receivable	43%	33%	24%	100%

*	Net revenues in the United States were $654.2 million, $568.7 million, and $460.6 million for the years ended December 31, 2011, 2010, and 2009, respectively. United States and China, individually, accounted for more than 10% of the Company’s revenue in 2011. No individual country outside the United States accounted for more than 10% of the Company’s revenues in 2010 or 2009.

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Segment contribution margin	$645,559	$488,665	$395,449
Corporate and unallocated costs	(388,554)	(309,450)	(258,776)
Stock-based compensation	(65,262)	(56,177)	(30,358)
Effect of stock-based compensation cost on warranty expense	(507)	(467)	(400)
Acquisition related-costs	(9,688)	—	—
Officer severance & CEO transition related costs	(1,551)	(4,134)	(369)
Amortization of purchased intangibles	(21,742)	(18,994)	(19,268)
Restructuring costs	(9,396)	(8,139)	(15,935)
Litigation reserves and payments	—	(1,235)	(700)
Losses on investments, net	(79)	(5,324)	—
Interest income (expense), net	822	(166)	731
Other expense, net	(2,382)	(2,282)	(2,818)

Total income before provision for income taxes	$147,220	$82,297	$67,556

	Year Ended December 31,
	2011	2010	2009
Gross accounts receivables	$257,235	$188,892	$164,510
Returns and related reserves	(35,946)	(32,541)	(28,174)
Allowance for doubtful accounts	(1,732)	(1,844)	(3,523)

Total trade receivables, net	$219,557	$154,507	$132,813

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Year ended December 31,
	2011	2010	2009
Net Revenues:
UC group systems	$971,752	$795,808	$621,910
UC personal devices	269,283	239,065	200,794
Network infrastructure	254,763	183,616	144,280

Total	$1,495,798	$1,218,489	$966,984

During 2011, 2010, and 2009, one customer from the Americas segment accounted for more than 10% of the Company’s revenues.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2011	2010
United States	$83,783	$72,568
EMEA	20,202	18,592
APAC	23,057	15,370
Other	3,005	3,791

Total	$130,047	$110,321

No one country outside of the United States has more than 10% of total net fixed assets as of December 31, 2011 and 2010.

14. Net Income Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts), as adjusted for the stock split:

	Year ended December 31,
	2011	2010	2009
Numerator—basic and diluted net income per share:
Net income	$135,814	$68,409	$49,879

Denominator—basic net income per share:
Weighted average common stock outstanding	176,426	170,662	167,999

Total shares used in calculation of basic net income per share	176,426	170,662	167,999

Basic net income per share	$0.77	$0.40	$0.30

Denominator—diluted net income per share:
Denominator—shares used in calculation of basic net income per share	176,426	170,662	167,999
Effect of dilutive securities:
Common stock options and performance shares	4,769	5,708	3,119

Total shares used in calculation of diluted net income per share	181,195	176,370	171,118

Diluted net income per share	$0.75	$0.39	$0.29

In 2011, 2010, and 2009, approximately 0, 1,565,390, and 8,367,792 shares, as adjusted for the stock split, respectively, relating to potentially dilutive securities, primarily from stock options, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2011				2010
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$407,007	$379,017	$365,609	$344,165	$339,631	$308,069	$294,635	$276,154
Gross profit	$244,027	$226,582	$220,993	$205,754	$202,945	$182,785	$170,901	$159,319
Net income	$49,573	$23,720	$28,543	$33,978	$33,126	$17,268	$12,604	$5,411
Basic net income per share	$0.28	$0.13	$0.16	$0.19	$0.19	$0.10	$0.07	$0.03
Diluted net income per share	$0.28	$0.13	$0.16	$0.19	$0.19	$0.10	$0.07	$0.03

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2011
Allowance for doubtful accounts	$1,844	$—	$(112)	$1,732
Sales returns and allowances	$27,957	$70,630	$(65,464)	$33,123
Income tax valuation allowance	$3,440	$3,301	$—	$6,741
Year ended December 31, 2010
Allowance for doubtful accounts	$3,523	$—	$(1,679)	$1,844
Sales returns and allowances	$26,058	$60,288	$(58,389)	$27,957
Income tax valuation allowance	$1,381	$2,059	$—	$3,440
Year ended December 31, 2009
Allowance for doubtful accounts	$3,288	$247	$(12)	$3,523
Sales returns and allowances	$28,292	$54,934	$(57,168)	$26,058
Income tax valuation allowance	$1,064	$513	$(196)	$1,381

S-2

INDEX TO EXHIBITS

Exhibit No.		Description

3.1		Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

3.2		Amended and Restated Bylaws of Polycom, Inc., as amended effective February 2, 2012 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 7, 2012).

4.1		Reference is made to Exhibits 3.1 and 3.2.

4.2		Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996.

10.1*		Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.2*		Polycom, Inc. 2005 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2011).

10.4		Lease Agreement by and between the Registrant and WJT, LLC, dated February 19, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 12, 2001).

10.5		Amendment No. 1 to Lease by and between the Registrant and WJT, LLC, dated October 5, 2001, regarding the space located at 4750 Willow Road, Pleasanton, California (which is incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2002).

10.6*		Polycom, Inc. 2001 Nonstatutory Stock Option Plan and form of agreement thereunder (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 13, 2001).

10.7*		Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.8*		Polycom, Inc. 2004 Equity Incentive Plan (May 27, 2010 Restatement) (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2010).

10.9*		Form of Non-employee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.10	*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.11	*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.12	*	Performance Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

Exhibit No.		Description

10.13	*	Polycom, Inc. Management Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.14	*	Form of Amendment to U.S. Forms of Performance Share Agreements (which is incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.15	*	Form of Performance Share Agreement for Non-Officers—Performance Goal, as amended (which is incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.16	*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.17	*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.18	*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009).

10.19	*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009).

10.20	*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009).

10.21	*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009).

10.22	*	Offer Letter with Andrew Miller, dated June 5, 2009 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2009).

10.23	*	Amended Change of Control Severance Agreement with Andrew M. Miller, effective as of May 10, 2010, (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2010).

10.24	*	Amended Change of Control Severance Agreement with Michael R. Kourey (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2008).

10.25	*	Form of Amended Change of Control Severance Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2008).

10.26	*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2010).

Exhibit No.		Description

10.27	*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 19, 2010).

10.28	*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2010).

10.29	*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective May 10, 2010 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2010).

10.30	*	Form of Amended and Restated Performance Share Agreement for Andrew M. Miller (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2010).

10.31	*	Offer Letter with Sudhakar Ramakrishna, dated August 31, 2010 (which is incorporated herein by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2011).

10.32	*	Letter dated February 14, 2011, regarding retention bonus for Sudhakar Ramakrishna (which is incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2011).

10.33	*	Letter dated February 15, 2011, regarding temporary living benefits for Andrew M. Miller (which is incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2011).

10.34	*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2011).

10.35	*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2011).

10.36	*	Polycom, Inc. 2011 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

10.37	*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.38	*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.39	*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.40	*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.41	*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

Exhibit No.	Description

10.42*	Offer Letter with Tracey Newell, dated June 27, 2011 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.43*	ViVu, Inc. 2008 Equity Incentive Plan, as amended (which are incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-177763) filed with the Commission on November 4, 2011).

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on pages 75 and 76 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.