Form 10-Q
period 2012-03-31
POLYCOM INC
filed 2012-05-01
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

There were 178,288,849 shares of the Company’s Common Stock, par value $.0005, outstanding on April 20, 2012.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

PART I – FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$390,278	$375,441
Short-term investments	173,910	159,426
Trade receivables, net of allowance for doubtful accounts of $2,017 and $1,732 at March 31, 2012 and December 31, 2011, respectively	211,189	219,557
Inventories	122,032	107,613
Deferred taxes	39,923	40,153
Prepaid expenses and other current assets	58,810	51,375

Total current assets	996,142	953,565
Property and equipment, net	134,435	130,047
Long-term investments	53,824	56,772
Goodwill	585,039	584,187
Purchased intangibles, net	72,444	78,883
Deferred taxes	19,954	20,930
Other assets	19,678	20,421

Total assets	$1,881,516	$1,844,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$115,699	$113,922
Accrued payroll and employee-related liabilities	31,429	40,650
Deferred revenue	150,818	143,091
Other accrued liabilities	50,354	61,502

Total current liabilities	348,300	359,165
Non-current liabilities
Long-term deferred revenue	88,576	83,143
Taxes payable	16,995	16,845
Deferred taxes	2,263	2,274
Other non-current liabilities	14,292	13,262

Total non-current liabilities	122,126	115,524

Total liabilities	470,426	474,689
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 178,275,332 shares at March 31, 2012 and 176,316,968 shares at December 31, 2011	40	40
Additional paid-in capital	1,273,691	1,246,201
Retained earnings	133,367	118,265
Accumulated other comprehensive income	3,992	5,610

Total stockholders’ equity	1,411,090	1,370,116

Total liabilities and stockholders’ equity	$1,881,516	$1,844,805

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Product revenues	$277,564	$285,469
Service revenues	89,904	58,696

Total revenues	367,468	344,165

Cost of revenues:
Cost of product revenues	114,526	111,987
Cost of service revenues	37,293	26,424

Total cost of revenues	151,819	138,411

Gross profit	215,649	205,754

Operating expenses:
Sales and marketing	113,679	100,621
Research and development	52,097	44,231
General and administrative	21,638	18,429
Amortization of purchased intangibles	3,387	1,382
Restructuring costs	2,923	2,578
Acquisition-related costs	1,914	2,349

Total operating expenses	195,638	169,590

Operating income	20,011	36,164
Interest and other income (expense), net	(1,787)	(1,279)

Income before provision for income taxes	18,224	34,885
Provision for income taxes	3,122	907

Net income	$15,102	$33,978

Basic net income per share	$0.09	$0.19

Diluted net income per share	$0.08	$0.19

Weighted average shares outstanding for basic net income per share calculation	177,427	175,056
Weighted average shares outstanding for diluted net income per share calculation	180,488	180,600

*	Shares have been retrospectively adjusted to reflect the two-for-one split which was effective on July 1, 2011.

See Note 1 of Notes to Condensed Consolidated Financial Statements.

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income	$15,102	$33,978

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,055	2,614
Unrealized gains/(losses) on investments:
Unrealized holding gains arising during the period	15	9
Net (gains)/losses reclassified into earnings	—	(11)

Net unrealized gains/(losses) on investments	15	(2)

Unrealized gains/(losses) on hedging securities:
Unrealized hedge losses arising during the period	(1,561)	(4,069)
Net (gains)/losses reclassified into earnings for revenue hedges	(2,376)	1,183
Net (gains)/losses reclassified into earnings for expense hedges	1,249	(723)

Net unrealized losses on hedging securities	(2,688)	(3,609)

Other comprehensive income	(1,618)	(997)

Comprehensive income	$13,484	$32,981

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income	$15,102	$33,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,438	12,512
Amortization of purchased intangibles	6,446	4,668
Provision for doubtful accounts	250	—
Provision for excess and obsolete inventories	2,310	2,490
Stock-based compensation	18,146	10,255
Excess tax benefits from stock-based compensation	(4,939)	(10,087)
Impairment of private company investments	—	500
Loss on disposal of property and equipment	233	581
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	8,118	(17,840)
Inventories	(16,729)	(4,904)
Deferred taxes	1,206	397
Prepaid expenses and other assets	(10,132)	(10,013)
Accounts payable	(855)	5,204
Taxes payable	4,632	2,986
Other accrued liabilities and deferred revenue	(6,189)	14,867

Net cash provided by operating activities	32,037	45,594

Cash flows from investing activities:
Purchases of property and equipment	(15,800)	(14,848)
Purchases of investments	(92,355)	(62,491)
Proceeds from sale of investments	4,169	22,956
Proceeds from maturity of investments	76,900	74,855
Net cash received from (paid) in purchase acquisitions	85	(50,041)

Net cash used in investing activities	(27,001)	(29,569)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	14,607	26,945
Purchase and retirement of common stock	(9,745)	(14,688)
Excess tax benefits from stock-based compensation	4,939	10,087

Net cash provided by financing activities	9,801	22,344

Net increase in cash and cash equivalents	14,837	38,369
Cash and cash equivalents, beginning of period	375,441	324,188

Cash and cash equivalents, end of period	$390,278	$362,557

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2012, the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2012 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2012 that are of significance or potential significance to the Company.

3. BUSINESS COMBINATIONS

During 2011, the Company completed three business acquisitions. On March 21, 2011, the Company completed its acquisition of all of the outstanding shares of Accordent Technologies, Inc. (“Accordent”), a privately held video content management and delivery solutions company. On July 27, 2011, the Company acquired the assets of the Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo Products and Managed Services business. On October 14, 2011, the Company acquired ViVu Inc. (“ViVu”), a privately-held video collaboration software company. The Company has included the financial results of Accordent, HPVC and ViVu in its Condensed Consolidated Financial Statements from their respective dates of acquisition.

4. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2011	$322,145	$111,333	$150,709	$584,187
Foreign currency translation	—	398	539	937
Changes in fair value of assets acquired and liabilities assumed	(48)	(16)	(21)	(85)

Balance at March 31, 2012	$322,097	$111,715	$151,227	$585,039

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012			December 31, 2011
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$131,178	$(109,380)	$21,798	$129,778	$(106,363)	$23,415
Customer and partner relationships	94,725	(47,573)	47,152	94,725	(44,586)	50,139
Trade name	10,503	(8,328)	2,175	10,503	(7,910)	2,593
In process research and development	—	—	—	1,400	—	1,400
Other	5,362	(4,961)	401	5,362	(4,944)	418

Finite Lives Intangible Assets	241,768	(170,242)	71,526	241,768	(163,803)	77,965
Indefinite life trade name	918	—	918	918	—	918

Total	$242,686	$(170,242)	$72,444	$242,686	$(163,803)	$78,883

Purchased intangibles include a purchased trade name with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist. Development on products associated with in-process research and development (“IPRD”) previously capitalized was completed in the three months ended March 31, 2012, and the underlying products were made available for general release. The associated IPRD of $1.4 million was reclassified to core and developed technology, and amortization over the estimated lives of the products commenced during the three months ended March 31, 2012.

For the three months ended March 31, 2012 and 2011, the Company recorded $3.4 million and $1.4 million, respectively, in amortization expense related to purchased intangibles, which is included in “Amortization of purchased intangibles” in the condensed consolidated statements of operations. The Company recorded approximately $3.1 million and $3.3 million during the three months ended March 31, 2012 and 2011, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of March 31, 2012 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2012	$17,795
2013	15,555
2014	13,384
2015	11,101
2016	9,255
Thereafter	4,436

Total	$71,526

5. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Raw materials	$4,105	$4,690
Work in process	1,684	1,006
Finished goods	116,243	101,917

	$122,032	$107,613

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Non-trade receivables	$9,012	$9,534
Prepaid expenses	43,467	32,010
Other current assets	6,331	9,831

	$58,810	$51,375

Deferred revenues consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Short-term:
Service	$148,918	$141,116
Product	500	575
License	1,400	1,400

	$150,818	$143,091

Long-term:
Service	$81,711	$75,911
Product	40	57
License	6,825	7,175

	$88,576	$83,143

Other accrued liabilities consist of the following (in thousands):

	March 31, 2012	December 31, 2011
Accrued expenses	$11,276	$15,496
Accrued co-op expenses	5,526	4,862
Restructuring reserves	2,612	3,150
Warranty obligations	11,653	11,886
Derivative liability	3,750	4,609
Employee stock purchase plan withholding	4,234	11,116
Other accrued liabilities	11,303	10,383

	$50,354	$61,502

6. RESTRUCTURING COSTS

During the three months ended March 31, 2012 and 2011, the Company recorded charges totaling $2.9 million and $2.6 million, respectively, related to restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to reallocate resources to more strategic growth areas of the business. The actions taken during the quarter ended March 31, 2012 were also related to the reorganization of its global go-to-market and other organizations.

The Company has approved plans to consolidate and eliminate certain facilities in order to gain efficiencies, including the combination of its headquarters and San Jose and Santa Clara, California operations into one new location in San Jose, California. As a result, the Company expects to record approximately $8.7 million in additional restructuring charges related to idle facilities upon vacating these facilities in the second quarter of 2012.

The following table summarizes the changes in the Company’s restructuring reserves (in thousands):

Balance at December 31, 2011	$2,940
Additions to the reserve	2,923
Cash payments and other usage	(3,398)

Balance at March 31, 2012	$2,465

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods, are as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$11,886	$9,569
Accruals for warranties issued during the period, net	4,275	6,340
Actual warranty claims received during the period	(4,508)	(5,707)

Balance at end of period	$11,653	$10,202

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $148.9 million and $141.1 million is short-term and is included as a component of “Deferred revenue” as of March 31, 2012 and December 31, 2011, respectively, and $81.7 million and $75.9 million is long-term and is included in “Long-term deferred revenue” as of March 31, 2012 and December 31, 2011, respectively, on the condensed consolidated balance sheets.

Changes in deferred maintenance revenue for the three months ended March 31, 2012 and 2011 are as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Balance at beginning of period	$217,027	$146,840
Additions to deferred maintenance revenue	91,342	66,968
Amortization of deferred maintenance revenue	(77,739)	(49,198)

Balance at end of period	$230,630	$164,610

The cost of providing maintenance services for the three months ended March 31, 2012 and 2011 was $36.3 million and $25.7 million, respectively.

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

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

8. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company had cash and cash equivalents of $390.3 million and $375.4 million at March 31, 2012 and December 31, 2011, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At March 31, 2012, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2012:
Investments—Short-term:
U.S. government securities	$24,906	$1	$(6)	$24,901
U.S. government agency securities	64,783	27	(1)	64,809
Non-U.S. government securities	7,231	1	(2)	7,230
Corporate debt and equity securities	76,935	60	(25)	76,970

Total investments – short-term	$173,855	$89	$(34)	$173,910

Investments—Long-term:
U.S. government securities	$2,525	$1	$—	$2,526
U.S. government agency securities	38,099	19	(5)	38,113
Non-U.S. government securities	—	—	—	—
Corporate debt and equity securities	13,197	5	(17)	13,185

Total investments – long-term	$53,821	$25	$(22)	$53,824

Balances at December 31, 2011:
Investments—Short-term:
U.S. government securities	$15,135	3	$—	$15,138
U.S. government agency securities	79,299	33	(4)	79,328
Non-U.S. government securities	1,724	2	(1)	1,725
Corporate debt and equity securities	63,204	42	(11)	63,235

Total investments – short-term	$159,362	$80	$(16)	$159,426

Investments—Long-term:
U.S. government securities	$11,455	$—	$(2)	$11,453
U.S. government agency securities	34,506	10	(4)	34,512
Non-U.S. government securities	—	—	—	—
Corporate debt and equity securities	10,835	2	(30)	10,807

Total investments – long-term	$56,796	$12	$(36)	$56,772

As of March 31, 2012, the Company’s total cash and cash equivalents and investments held in the United States totaled $216.6 million with the remaining $401.4 million held by various foreign subsidiaries outside of the United States.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2012:
U.S. government securities	$25,149	$(7)	$—	$—	$25,149	$(7)
U.S. government agencies securities	18,654	(5)	—	—	18,654	(5)
Non-U.S. government securities	5,969	(2)	—	—	5,969	(2)
Corporate debt and equity securities	37,614	(42)	—	—	37,614	(42)

Total investments	$87,386	$(56)	$—	$—	$87,386	$(56)

December 31, 2011:
U.S. government securities	$15,222	$(2)	$—	$—	$15,222	$(2)
U.S. government agencies securities	32,790	(8)	—	—	32,790	(8)
Non-U.S. government securities	5,054	(3)	—	—	5,054	(3)
Corporate debt and equity securities	29,511	(42)	—	—	29,511	(42)

Total investments	$82,577	$(55)	$—	$—	$82,577	$(55)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other- than -temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three months ended March 31, 2012 and 2011, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. During the three months ended March 31, 2011, the Company recorded $0.5 million of impairment charges related to its private company investments in interest and other income (expense), net in the Company’s condensed consolidated statements of operations. The Company did not record any such impairment charges during the three months ended March 31, 2012. The cost of these investments at both March 31, 2012 and December 31, 2011 was $2.0 million, and is recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three months ended March 31, 2012. The Company does not hold any investments classified as Level 3 as of March 31, 2012 and December 31, 2011.

As of March 31, 2012, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (52%), corporate bonds (33%), commercial paper (9%), Non-U.S. Government Securities (3%) and money market funds (3%). Included in available-for-sale securities is approximately $28.1 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at March 31, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at March 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$255,549	$7,294	$248,255
Non-fixed income available-for-sale-securities (a)	$252	—	$252
Foreign currency forward contracts (c)	$5,208	—	$5,208
Liabilities:
Foreign currency forward contracts (d)	$3,750	—	$3,750

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$257,607	$17,157	$240,450
Non-fixed income available-for-sale-securities (b)	$235	—	$235
Foreign currency forward contracts (c)	$9,216	—	$9,216
Liabilities:
Foreign currency forward contracts (d)	$4,609	—	$4,609

(a)	Included in cash and cash equivalents and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in other non-current assets on the Company’s condensed consolidated balance sheets.

(c)	Included in short-term derivative asset as prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.
(d)	Included in short-term derivative liability as other accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated revenues and expenses with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds, Israeli Shekels, Brazilian Reais, Japanese Yen and Mexican Pesos.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2012 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	3,504	$1,923	Buy	—	$—	—
Brazilian Real	6,239	$3,469	Sell	—	$—	—
Euro	35,276	$47,027	Buy	5,879	$8,258	Buy
Euro	42,480	$56,669	Sell	29,117	$40,159	Sell
British Pound	8,314	$13,238	Buy	5,643	$8,996	Buy
British Pound	13,275	$21,090	Sell	6,244	$9,954	Sell
Israeli Shekel	18,048	$4,835	Buy	18,900	$5,362	Buy
Israeli Shekel	24,862	$6,695	Sell	—	$—	—
Japanese Yen	205,800	$2,497	Buy	—	$—	—
Japanese Yen	342,657	$4,136	Sell	—	$—	—
Mexican Peso	5,610	$438	Buy	—	$—	—
Mexican Peso	11,381	$886	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Loss Recognized in Income on Derivative
		March 31, 2012	March 31, 2011
Foreign exchange contracts	Interest and other income (expense), net	$(1,646)	$(2,017)

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

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 (in thousands):

Three Months Ended March 31, 2012:	Loss Recognized in OCI— Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Loss Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Loss Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$(1,561)	Product revenues	$2,376	Interest and other income (expense), net	$(211)
		Cost of revenues	(232)
		Sales and marketing	(484)
		Research and development	(301)
		General and administrative	(232)

Total	$(1,561)		$1,127		$(211)

Three Months Ended March 31, 2011:
Foreign exchange contracts	$(4,069)	Product revenues	$(1,183)	Interest and other income (expense), net	$(66)
		Cost of revenues	34
		Sales and marketing	557
		Research and development	91
		General and administrative	41

Total	$(4,069)		$(460)		$(66)

(a)	For both the three months ended March 31, 2012 and 2011, no loss or gain was recorded for the ineffective portion. For the three months ended March 31, 2012 and 2011, the losses recorded for the excluded time value portion of the hedge were immaterial.

As of March 31, 2012, the Company estimated all values reported in cumulative other comprehensive income will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in accumulated other comprehensive income (loss) (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Beginning Balance	$3,730	$(574)
Net change in fair value of cash flow hedges	(1,561)	(4,069)
Net gains/losses reclassified into earnings for revenue hedges	(2,376)	1,183
Net gains/losses reclassified into earnings for expense hedges	1,249	(723)

Ending Balance	$1,042	$(4,183)

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the condensed consolidated statements of operations. For the three months ended March 31, 2012 and 2011, there were no gains/losses recognized in interest and other income (expense), net relating to hedges of forecasted transactions that did not occur.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2012 of the outstanding cash flow hedges, all of which are carried at fair value on the condensed consolidated balance sheets (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	6,682	$8,874	Buy	18,332	$24,803	Buy
Euro	7,406	$9,935	Sell	64,033	$86,811	Sell
British Pound	5,167	$8,148	Buy	17,242	$26,978	Buy
British Pound	3,039	$4,776	Sell	17,506	$27,376	Sell
Israeli Shekel	10,447	$2,777	Buy	57,042	$15,497	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of March 31, 2012 and 2011. See Note 8 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
Derivative assets (a):
Foreign exchange contracts	$3,409	$7,345	$1,799	$1,871
Derivative liabilities (b):
Foreign exchange contracts	$2,590	$3,796	$1,160	$813

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

10. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three months ended March 31, 2012 and 2011, the Company did not purchase any shares of common stock in the open market. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. As of March 31, 2012, the Company was authorized to purchase up to an additional $78.0 million of shares in the open market under the current share repurchase plan.

Accumulated Other Comprehensive Income, net of tax (in thousands):

	Three Months Ended
	March 31, 2012	December 31, 2011
Foreign currency translation	$2,896	$1,841
Unrealized gains on investments	54	39
Unrealized gains on hedging securities	1,042	3,730

	$3,992	$5,610

The tax effects were not shown separately, as the impacts were not material.

11. STOCK-BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three months ended March 31, 2012 and 2011 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Cost of sales – product	$1,019	$642
Cost of sales – service	1,382	582

Stock-based compensation expense included in cost of sales	2,401	1,224

Sales and marketing	7,693	4,824
Research and development	4,775	2,400
General and administrative	3,277	1,807

Stock-based compensation expense included in operating expenses	15,745	9,031

Stock-based compensation related to employee equity awards and employee stock purchases	18,146	10,255
Tax benefit	3,108	267

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$15,038	$9,988

Stock-based compensation expense is not allocated to segments because it is separately managed at the corporate level. No stock-based compensation was capitalized during the three months ended March 31, 2012 and 2011 due to these amounts being immaterial.

Valuation Assumptions

The Company did not grant any stock options during the three months ended March 31, 2012 and 2011. The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the 2005 Employee Stock Purchase Plan during the three months ended March 31, 2012 and 2011 was $7.49 per share and $5.51 per share, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended
	March 31, 2012	March 31, 2011
Expected volatility	48.27-60.42%	35.97%
Risk-free interest rate	0.06-0.23%	0.18%
Expected dividends	0.0%	0.0%
Expected life (yrs)	0.50 -2.00	0.49

The Company computed its expected volatility assumption based on blended volatility (50% historical volatility and 50% implied volatility). The selection of the blended volatility assumption was based upon the Company’s assessment that blended volatility is more representative of the Company’s future stock price trends as it weighs in the longer term historical volatility with the near term future implied volatility. Prior to the third quarter of 2011, the Company used the implied volatility for one-year traded options on the Company’s stock.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options and employee stock purchases.

The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

The expected life of employee stock purchase rights represents the contractual terms of the underlying program.

As the stock-based compensation expense recognized in the condensed consolidated statements of operations for the three months ended March 31, 2012 and 2011 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Commencing in 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (“TSR”) and which measure the Company’s relative performance against the NASDAQ Composite Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. During the three months ended March 31, 2012, the Company granted 996,826 performance shares to certain employees and executives whose TSR performance is measured against the NASDAQ Composite Index. The 2012 grants are generally divided evenly over three annual performance periods commencing with calendar year 2012, at a weighted average fair value of $23.23 per share.

Prior to 2011, the Company granted performance shares which contain a market condition based on TSR which measure the Company’s relative performance against the Russell 2000 Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred percent (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index or Russell 2000 Index companies, as applicable, over each performance period. During the three months ended March 31, 2011, the Company granted target performance shares of 635,994. The 2011 grants are evenly divided over three annual performance periods commencing with calendar 2011, at a weighted average fair value of $25.86 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

The Company also granted restricted stock units (“RSU’s) during the three months ended March 31, 2012 and 2011. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the three months ended March 31, 2012 and 2011, the Company granted 2,049,759 and 1,426,142 restricted stock units at a weighted average fair value of $21.36 and $22.96 per share, respectively.

Non-employee directors currently receive annual awards of RSU’s. The RSU’s vest quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

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

During the three months ended March 31, 2012 and 2011, 748,496 and 676,818 shares were purchased at average per share prices of $16.94 and $12.77, respectively. At March 31, 2012, there were 9,282,610 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan during the three months ended March 31, 2012 and 2011 was $5.2 million and $1.4 million, respectively. The Company also modified the terms of certain existing awards under its ESPP primarily as a result of the stock price as of the new offering period date being lower than it was on the initial enrollment date, which triggered the reset and rollover feature of the plan, and incurred a resultant $9.3 million of incremental expenses to be recognized over the vesting term. Approximately $1.2 million of the incremental expense was recognized in the three months ended March 31, 2012. There was no such modification in the three months ended March 31, 2011.

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

	Three Months Ended
	March 31, 2012	March 31, 2011
Numerator—basic and diluted net income per share:
Net income	$15,102	$33,978

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	177,427	175,056
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	619	1,210
Restricted common stock awards and performance shares	2,442	4,334

Total shares used in calculation of diluted net income per share	180,488	180,600

Basic net income per share	$0.09	$0.19

Diluted net income per share	$0.08	$0.19

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended March 31, 2012 approximately 1.2 million shares relating to potentially dilutive securities, primarily from RSU’s and employee stock purchase plan, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive. There were no such shares being excluded for the three months ended March 31, 2011.

13. BUSINESS SEGMENT INFORMATION

Polycom is a global leader in unified communications (“UC”) solutions and the leading provider of telepresence, video, voice, and UC platform (formerly referred to as “network infrastructure”) solutions based on open standards. The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consist of North, Central and Latin Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance.

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

Financial information for each reportable geographical segment as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in thousands):

	Americas	EMEA	APAC	Total
2012:
Revenue	$179,294	$100,467	$87,707	$367,468
% of total revenue	49%	27%	24%	100%
Contribution margin	75,624	42,961	36,182	154,767
% of segment revenue	42%	43%	41%	42%
Gross accounts receivable	95,645	84,405	70,038	250,088
% of total gross accounts receivable	38%	34%	28%	100%
2011:
Revenue	$175,751	$86,077	$82,337	$344,165
% of total revenue	51%	25%	24%	100%
Contribution margin	72,234	33,064	40,598	145,896
% of segment revenue	41%	38%	49%	42%
Gross accounts receivable	102,973	82,259	72,003	257,235
% of total gross accounts receivable	40%	32%	28%	100%

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Segment contribution margin	$154,767	$145,896
Corporate and unallocated costs	(105,139)	(89,771)
Stock-based compensation	(18,146)	(10,255)
Effect of stock-based compensation cost on warranty expense	(188)	(111)
Acquisition-related costs	(1,914)	(2,349)
Amortization of purchased intangibles	(6,446)	(4,668)
Restructuring costs	(2,923)	(2,578)
Interest and other income (expense), net	(1,787)	(1,279)

Total income before provision for income taxes	$18,224	$34,885

	March 31, 2012	December 31, 2011
Gross accounts receivables	$250,088	$257,235
Returns and related reserves	(36,882)	(35,946)
Allowance for doubtful accounts	(2,017)	(1,732)

Total trade receivables, net	$211,189	$219,557

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended
	March 31, 2012	March 31, 2011
Net Revenues:
UC group systems	$240,489	$228,944
UC personal devices	67,210	62,067
UC platform	59,769	53,154

Total	$367,468	$344,165

During the three months ended March 31, 2012 and 2011, one customer from the Americas segment accounted for more than 10% of the Company’s revenues.

14. INCOME TAXES

The Company’s overall effective tax rate for the three months ended March 31, 2012 and 2011 was 17.1% and 2.6%, respectively, which resulted in a provision for income taxes of $3.1 million and $0.9 million, respectively. The increase in the effective tax rate for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily related to a discrete benefit recorded in the first quarter of 2011 for the release of $7.5 million in tax reserves inclusive of interest associated with the resolution of a multi-year income tax audit. Partially offsetting the effect of the benefit from the reserve releases was a relative increase in foreign earnings subject to lower tax rates in the quarter ending March 31, 2012 as compared to the same period in the prior year. In addition, for the three months ended March 31, 2011, the effective tax rate reflects the benefit of the federal research and development tax credit which was not reflected in the tax rate in the first quarter of 2012, due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2011.

As of March 31, 2012, the Company has $32.4 million of unrecognized tax benefits. The Company anticipates that except for $3.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2012 and 2011, the Company had approximately $2.2 million and $2.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “GOAL,” “SHOULD,” “VISION,” “DESIGNED,”AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011.

Overview

We are a global leader in standards-based unified communications (“UC”) solutions and a leading provider of telepresence, video, voice and infrastructure solutions based on open standards. With Polycom® RealPresence® video and voice solutions, from infrastructure to endpoints, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, solve, decide, and create through a high-definition visual experience from their desktops, meeting rooms, classrooms, mobile devices, web browsers, and specialized solutions such as video carts for bedside conferences in hospitals between patients and remote physicians. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through visual connection, we enable people to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability, and fulfillment agility.

We believe important drivers for the adoption of Polycom UC solutions include:

•	growth of video as a preferred method of communication everywhere, including major growth markets such as Brazil, Russia, India, and China,

•	increasing presence of video on the desktop,

•	growth of video-capable mobile devices (including tablets and smartphones),

•	expansion of social business tools with integrated web-based video collaboration,

•	adoption of UC by small and medium businesses and governments globally,

•	growth of the number of teleworkers globally,

•	emergence of Bring Your Own Device (BYOD) programs in businesses of all sizes,

•	demand of UC solutions for business-to-business communications and the move of consumer applications into the business space, and

•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing remote connectivity over travel.

We have developed a 2012 strategic plan that is designed to capture the emerging network effect of UC adoption by enterprise, public sector, service providers, SMBs, mobile and remote employees, and social business users. We believe we are uniquely positioned as the UC ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology and customer-centric go-to-market capabilities. Central to our 2012 strategic plan are five strategic imperatives:

•	Cloud-Based UC Solutions;

•	Mobile UC Solutions;

•	Focused Ecosystem Partnerships;

•	Polycom® RealPresence® Platform (an expansion of our former UC Intelligent Core Platform); and

•	Growth Markets.

We expect these strategic imperatives to drive our key initiatives and spending in 2012.

Revenues for the three months ended March 31, 2012 were $367.5 million, an increase of $23.3 million, or 7%, over the same period of 2011. On a year-over-year basis, our product revenues decreased 3% while our service revenues increased 53%. The decrease in product revenues was primarily a result of lower sales of our UC group systems, which was partially offset by increased sales of our UC personal devices. Revenues from our UC platform (formerly referred to as network infrastructure) products were essentially flat year-over-year. The increase in services revenue was driven primarily by increased managed service revenues as a result of our acquisition of the Hewlett-Packard visual collaboration (“HPVC”) business in the third quarter of 2011. From a segment perspective, the Americas, EMEA and APAC segment revenues, accounted for 49%, 27% and 24%, respectively, of our revenues in the first quarter of 2012, and increased by 2%, 17% and 7% respectively, as compared to the first quarter of 2011, primarily as a result of increased service revenues in all our segments. Total product revenues declined year-over-year in the Americas and APAC segments, but grew in the EMEA segment. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three months ended March 31, 2012 and 2011.

While we generally experience slower revenue growth in the first quarter, in the first quarter of 2012, we also experienced a slower revenue growth rate than planned and our lowest year-over-year revenue growth rate since the fourth quarter of 2009. We believe the slower revenue growth we experienced was due to several factors, including a company and industry transition from point products to solution selling which resulted in some customers requiring additional time to consider a more UC centric strategy versus point product or end point only deployments; lower productivity of our sales force, particularly in North America, where we have recently made a number of changes; and lower government spending in key geographies such as China, India, Australia and the United States.

Operating margins decreased by 6 percentage points in the three months ended March 31, 2012 as compared to the comparable period in 2011, primarily due to operating expenses increasing in absolute dollars by 15% year-over-year, while revenues increased only 7%. Operating expenses increased as a percentage of revenue to 54% in 2012 from 49% in 2011. The increases in operating expenses included increases in sales and marketing expense, research and development expense and, to a lesser extent, general and administrative expense, in continuing support of our key strategic initiatives and in anticipation of higher revenue growth.

During the three months ended March 31, 2012, we generated approximately $32.0 million in cash flow from operating activities which, after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $14.8 million net increase in our total cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues:
Product revenues	76%	83%
Service revenues	24%	17%

Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	41%	39%
Cost of service revenues as a % of service revenues	41%	45%

Total cost of revenues	41%	40%

Gross profit	59%	60%

Operating expenses:
Sales and marketing	31%	29%
Research and development	14%	13%
General and administrative	6%	5%
Amortization of purchased intangibles	1%	0%
Restructuring costs	1%	1%
Acquisition related costs	1%	1%

Total operating expenses	54%	49%

Operating income	5%	11%
Interest and other income (expense), net	0%	1%

Income before provision for income taxes	5%	10%
Provision for income taxes	1%	0%

Net income	4%	10%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized in the following table:

	Three Months Ended
$ in thousands	March 31, 2012	March 31, 2011	Increase
Americas	$179,294	$175,751	2%
% of revenues	49%	51%
EMEA	$100,467	$86,077	17%
% of revenues	27%	25%
APAC	$87,707	$82,337	7%
% of revenues	24%	24%

Total revenues	$367,468	$344,165	7%

Total revenues for the three months ended March 31, 2012 were $367.5 million, an increase of $23.3 million, or 7%, over the same period of 2011. The increase in revenue was due to a $31.2 million, or 53% increase in service revenues, partially offset by a decrease in product revenues of $7.9 million, or 3%, when comparing the three months ended March 31, 2012 to the comparable period in 2011. The increase in service revenue was primarily due to increased managed service revenues as a result of the HPVC business acquisition that we completed in the third quarter of 2011, and to a lesser extent increased maintenance revenue on a larger installed base. The decrease in product revenues was primarily a result of lower sales of our UC group systems, which was partially offset by increased sales of our UC personal devices. Revenues from our UC platform products were essentially flat year-over-year.

All segments reflected increases in revenues in the three months ended March 31, 2012 when compared with the same period in 2011. Our Americas, EMEA and APAC segment revenues increased by $3.5 million, or 2%, $14.4 million, or 17%, and $5.4 million, or 7%, respectively, during the three months ended March 31, 2012 as compared to the same period in 2011. These increases were driven by increased revenues across many of our key geographic markets, including Russia, Germany, France, Turkey, Korea, Canada and China, partially offset by decreases in Brazil, Spain, and Australia. Service revenues increased year-over-year in all our segments, while product revenues grew year-over-year in the EMEA segment, but declined in the Americas and APAC segments.

In the three months ended March 31, 2012 and 2011, one channel partner in our Americas segment accounted for more than 10% of our total net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Three Months Ended
$ in thousands	March 31, 2012	March 31, 2011	Increase
UC group systems	$240,489	$228,944	5%
UC personal devices	67,210	62,067	8%
UC platform (formerly referred to as “network infrastructure”)	59,769	53,154	12%

Total revenues	$367,468	$344,165	7%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The increase in UC group systems of $11.5 million, or 5%, in 2012 over 2011 was primarily driven by increases in sales of our immersive telepresence services in all our geographic segments as a result of the HPVC acquisition. UC group systems revenues also grew year-over-year primarily due to increases in sales of our group video products and related services in the EMEA segment and, to a lesser extent increases in sales of our group voice products and related services in both the EMEA and APAC segments. These increases were partially offset by a decrease in sales of our group video products and related services in our Americas and APAC segments. UC group systems product revenues decreased 7% year-over-year, primarily as a result of decreased sales of our group video products in our Americas and APAC segments.

UC personal devices include desktop video devices, desktop voice and wireless LAN products and the related service elements. The increase in UC personal devices of $5.1 million, or 8%, in 2012 over 2011 was primarily due to increased sales of our desktop voice products in all our geographic segments, driven by the continued adoption of VoIP technologies. The increase was partially offset by decreased desktop video revenues in all geographic segments, and decreased revenues from wireless products and related services in the Americas and EMEA segments.

UC platform, which we previously referred to as “network infrastructure”, includes our RealPresence® Platform hardware and software products and the related service elements. The increase in UC platform of $6.6 million, or 12%, in 2012 over 2011 was driven by increased revenues from our UC platform related service elements in all our segments. UC platform product revenues were essentially flat in the first three months of 2012 as compared to the first three months of 2011.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2012		March 31, 2011	Increase/ (Decrease)
Product Cost of Revenues	$	114,526	$111,987	2%
% of Product Revenues		41%	39%	2	pts
Product Gross Margins		59%	61%	(2	) pts
Service Cost of Revenues	$	37,293	$26,424	41%
% of Service Revenues		41%	45%	(4	) pts
Service Gross Margins		59%	55%	4	pts
Total Cost of Revenues	$	151,819	$138,411	10%
% of Total Revenues		41%	40%	1	pts
Total Gross Margins		59%	60%	(1	)pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $1.0 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins decreased by 2 percentage points in the three months ended March 31, 2012 as compared to the same period in 2011, due to lower than expected product sales volumes, increased discounting and decreased use of ocean freight which increased the cost of product revenues. These decreases were partially offset by lower warranty expense recorded in the three months ended March 31, 2012. Overhead absorption costs and other cost of sales such as freight, warranty and royalties are not allocated to our segments. While product gross margins increased slightly in our Americas and EMEA segments, product gross margins decreased significantly in our APAC segment in the three months ended March 31, 2012, as compared to the same period in the prior year. The year-over-year decrease in the product gross margins of our APAC segment was primarily driven by the mix shift toward lower margin products in UC group systems, as well as an increase in discounting.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation of $1.4 million and $0.6 million for the three months ended March 31, 2012 and 2011, respectively.

Overall, service gross margins increased by 4 percentage points in the three months ended March 31, 2012 as compared to the same period in 2011, due to increased revenues from our maintenance services and decreased costs as a percentage of revenues associated with the delivery of services due to higher productivity of services employees. Services gross margins increased in our Americas segment, remained relatively flat in our EMEA segment and decreased in our APAC segment primarily due to the higher productivity of services employees, partially offset by the higher network circuit costs for providing managed services in APAC.

We expect gross margins to remain relatively flat in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; the extent to which new services sales accompany our product sales, as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; the potential of royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings; increasing costs for freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; warranty and recall costs and the timing of sales. In addition, we may experience higher prices on commodity components that are included in our products. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower-than-anticipated revenues.

Sales and Marketing Expenses

	Three Months Ended		Increase
$ in thousands	March 31, 2012	March 31, 2011
Expenses	$113,679	$100,621	13%
% of Revenues	31%	29%	2	pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $7.7 million and $4.8 million for the three month periods ended March 31, 2012 and 2011, respectively.

Sales and marketing expenses increased by $13.1 million, or 13%, and increased by 2 percentage points as a percentage of revenues in 2012 as compared to 2011. The increase in sales and marketing expenses was due primarily to increased headcount and compensation-related costs, including commissions and stock-based compensation charges. Sales and marketing headcount increased by 9% in the first quarter of 2012 as compared to the same period in 2011. Depreciation and facilities allocations also increased as a result of headcount increases. Other factors contributing to the increase in sales and marketing expenses included increases in outside services, travel and entertainment expenses, recruitment and spending on marketing programs.

We expect our sales and marketing expenses to continue to increase modestly in absolute dollars in the near term as a result of incurring costs to recruit and hire new sales and marketing personnel, and expenses will also likely increase in the future as revenues increase. We will also make targeted investments in sales and marketing in order to extend our market reach and grow our business in support of our key strategic initiatives surrounding increasing our strategic partnerships as part of our UC ecosystem and developing and marketing cloud-based and mobile UC solutions, our RealPresence Platform and other innovations that are expected throughout 2012.

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

Research and Development Expenses

	Three Months Ended		Increase
$ in thousands	March 31, 2012	March 31, 2011
Expenses	$52,097	$44,231	18%
% of Revenues	14%	13%	1	pt

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $4.8 million and $2.4 million for the three months ended March 31, 2012 and 2011, respectively.

Research and development expenses increased by $7.9 million, or 18%, and increased by 1 percentage point as a percentage of revenue during the three months ended March 31, 2012, as compared to the same period in 2011. The increase is primarily due to increased headcount and compensation-related costs, including stock-based compensation. Facilities allocations and depreciation also increased as a result of the increase in headcount. Research and development headcount increased by 20% at March 31, 2012, as compared to March 31, 2011.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners, mobile and service provider customers as a result of our key strategic initiatives in these areas. We expect that research and development expenses in absolute dollars will remain relatively flat in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter.

General and Administrative Expenses

	Three Months Ended		Increase
$ in thousands	March 31, 2012	March 31, 2011
Expenses	$21,638	$18,429	17%
% of Revenues	6%	5%	1	pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $3.3 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively.

General and administrative expenses increased by $3.2 million or 17% and increased by 1 percentage point as a percentage of revenues during the three months ended March 31, 2012, as compared to the same period in 2011. The increase is primarily due to increased headcount of 12% as of March 31, 2012 as compared to March 31, 2011, and compensation-related costs, including stock-based compensation. The remaining increase in general and administrative expenses was due to an increase in legal and other administrative expenses, and to a lesser extent, increases in bad debt expense and in travel and training costs.

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

We expect that our general and administrative expenses will remain relatively flat in absolute dollar amounts in the near term, but could fluctuate as we make investments in enhancements to our financial and operating systems and other costs related to supporting a larger company, increased costs associated with regulatory requirements, and our continued investments in international regions. General and administrative expenses may also increase as a result of additional investments required to support our key strategic initiatives.

Amortization of Purchased Intangibles

In the three months ended March 31, 2012 and 2011, we recorded $3.4 million and $1.4 million of amortization of purchased intangibles, respectively. The increase is primarily due to the amortization of purchased intangibles acquired from Accordent in the first quarter of 2011, from HPVC in the third quarter of 2011, and from ViVu in the fourth quarter of 2011. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended March 31, 2012, we recorded $2.9 million in restructuring charges related to a restructuring plan approved in the fourth quarter of 2011 which is designed to better align and allocate resources to more strategic growth areas of the business. The actions taken during the quarter ended March 31, 2012 were primarily related to the reorganization of our global go-to-market and other organizations. We currently expect to record additional restructuring charges of approximately $1.3 million in the second quarter of 2012 related to this action.

In addition, we have plans to consolidate and eliminate certain facilities in order to gain efficiencies, including the combination of our headquarters and San Jose and Santa Clara, California operations into one new location in San Jose, California. The restructuring plan that was committed to in 2011 was expected to result in restructuring charges related to idle facilities of approximately $12.0 million upon vacating of the facilities in the second quarter of 2012. During the three months ended March 31, 2012, we revised our estimate of restructuring charges related to idle facilities, and as a result, we expect to record approximately $8.7 million in additional restructuring charges related to idle facilities upon vacating these facilities in the second quarter of 2012.

During the three months ended March 31, 2011, we recorded $2.6 million in restructuring charges related to ongoing reorganizations under the then new leadership team, which resulted in the elimination of 51 positions worldwide and enabled the hiring of additional positions to better align with the execution of our strategic initiatives.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our financial results could be negatively impacted.

Acquisition-related Costs

We expense all acquisition-related costs as incurred. These costs generally include outside services for legal and accounting fees and other integration services. In addition, it includes the amortization of cash merger consideration over the vesting term related to the ViVu acquisition. We have spent and will continue to spend significant resources identifying and acquiring businesses and pursuing other strategic business opportunities. During the three months ended March 31, 2012 and 2011, we recorded $1.9 million and $2.3 million of acquisition-related costs, respectively, related to these activities.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees and foreign exchange related gains and losses. Interest and other income (expense) was a net expense of $1.8 million and $1.3 million during the three months ended March 31, 2012 and 2011, respectively.

The net expense increased in the three months ended March 31, 2012 compared to the same period in the prior year primarily due to a foreign exchange loss of $1.1 million recorded during the three months ended March 31, 2012 as compared to a foreign exchange gain of $0.2 million during the same period in 2011. This increase is partially offset by the $0.5 million recognized in the first quarter of 2011 related to investments that we considered to be other than temporarily impaired when no such impairment was recorded in the same period in 2012. The increase is also partially offset by a decrease of $0.4 million in non-income related taxes and fees.

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

Provision for Income Taxes

Our overall effective tax rate for the three months ended March 31, 2012 and 2011 was 17.1% and 2.6%, respectively, which resulted in a provision for income taxes of $3.1 million and $0.9 million, respectively. The increase in the effective tax rate for the three months ended March 31, 2012 as compared to the same period in 2011 was primarily related to a discrete benefit recorded in the first quarter of 2011 for the release of $7.5 million in tax reserves inclusive of interest associated with the resolution of a multi-year income tax audit. Partially offsetting the effect of the benefit from the reserve releases was a relative increase in foreign earnings subject to lower tax rates in the quarter ending March 31, 2012 as compared to the same period in the prior year. In addition, for the three months ended March 31, 2011, the effective tax rate reflects the benefit of the federal research and development tax credit which was not reflected in the tax rate in the first quarter of 2012, due to the expiration of the federal research tax credit for amounts paid or incurred after December 31, 2011.

During the three months ended March 31, 2011, we released $6.8 million in tax reserves exclusive of interest and penalties. The reserve release was associated with the resolution of a multi-year tax audit. As of March 31, 2012, we have $32.4 million of unrecognized tax benefits. We anticipate that except for $3.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2012 and 2011, we had approximately $2.2 million and $2.0 million, respectively, of accrued interest and penalties related to certain tax positions.

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

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 13 to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the three months ended March 31, 2012 and 2011.

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

	Three Months Ended
$ in thousands	March 31, 2012	March 31, 2011	Increase
Americas	$179,294	$175,751	2%
% of revenues	49%	51%
EMEA	$100,467	$86,077	17%
% of revenues	27%	25%
APAC	$87,707	$82,337	7%
% of revenues	24%	24%

Total revenues	$367,468	$344,165	7%

The following is a summary of the financial information for each of our segments for the three month periods ended March 31, 2012 and 2011 (in thousands):

	Americas	EMEA	APAC	Total
2012:
Revenue	$179,294	$100,467	$87,707	$367,468
% of total revenue	49%	27%	24%	100%
Contribution margin	75,624	42,961	36,182	154,767
% of segment revenue	42%	43%	41%	42%
2011:
Revenue	$175,751	$86,077	$82,337	$344,165
% of total revenue	51%	25%	24%	100%
Contribution margin	72,234	33,064	40,598	145,896
% of segment revenue	41%	38%	49%	42%

Americas

	Three Months Ended
$ in thousands	March 31, 2012	March 31, 2011	Increase
Revenue	$179,294	$175,751	2%
Contribution margin	$75,624	$72,234	5%
Contribution margin as % of Americas revenues	42%	41%	1	pt

Our Americas segment revenues increased by 2% in the three months ended March 31, 2012 as compared with 2011, primarily due to increased revenues in Canada, Argentina, Chile and Peru. The increases in these countries were partially offset by decreases in Brazil and Mexico. Revenues in the United States were essentially flat year-over-year. The increase in revenues was driven by increases in our UC personal devices and UC platform revenues partially offset by a decrease in UC group systems revenues. UC platform revenues growth was as a result of increased sales of our RealPresence Platform services. Increases in UC personal devices revenues in the Americas were primarily driven by increased desktop voice revenues resulting from continued adoption of VoIP technologies. Decreases in UC group systems revenues were primarily driven by decreased group video revenues, partially offset by an increase in immersive telepresence revenues as a result of increased managed services revenues due to the HPVC acquisition in the third quarter of 2011. While service revenues grew year-over-year in the Americas, product revenues declined by 7% year-over-year, due to a decrease in UC group product sales, which was only partially offset by increased sales of our UC personal products. Revenues from our UC platform products were essentially flat year-over-year.

In both the three months ended March 31, 2012 and 2011, one channel partner in our Americas segment accounted for 27% of our Americas net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of the Americas segment revenues was 42% and 41% for the three months ended March 31, 2012 and 2011, respectively. The contribution margin as a percentage of revenue increased due primarily to increased gross margins. The increase in gross margins was driven primarily by the increase in services gross margins in the Americas as a result of increased revenues from our maintenance services and deceased costs as a percentage of revenue. Direct sales and marketing expenses increased in absolute dollars but remained relatively flat as a percentage of revenues. The increases in absolute dollars were primarily due to increased headcount and headcount-related expenses. Contribution margin as a percentage of revenue will fluctuate in 2012 as we continue to take actions to optimize our North American sales organization.

EMEA

	Three Months Ended
$ in thousands	March 31, 2012	March 31, 2011	Increase
Revenue	$100,467	$86,077	17%
Contribution margin	$42,961	$33,064	30%
Contribution margin as % of EMEA revenues	43%	38%	5	pts

Our EMEA segment revenues increased by 17% in the three months ended March 31, 2012 as compared with the same period in 2011, due to broad-based growth throughout most of EMEA, being led by growth in Russia, Turkey, Germany, France and Benelux, partially offset by decreases in Spain and the Nordic countries. The overall increase in revenues was driven by increases in our UC group systems and UC personal devices revenues, and to a lesser extent UC platform revenues. Increases in UC group systems revenues in EMEA were primarily driven by increased group video revenues, increased immersive telepresence revenues and to a lesser extent, increased group voice revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies, partially offset by decreases in wireless and desktop video revenues. UC platform revenues growth was a result of increased services related to our RealPresence Platform, which was partially offset by a year-over-year decrease in UC platform product revenues.

In both the three months ended March 31, 2012 and 2011, one channel partner in our EMEA segment accounted for 11% of our EMEA net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of EMEA segment revenues was 43% in the three months ended March 31, 2012 as compared to 38% in the three months ended March 31, 2011. The contribution margin as a percentage of revenue increased primarily due to higher gross margins and lower direct sales and marketing expenses as a percentage of revenues. The increase in gross margins was driven primarily by a mix shift toward revenues from higher margin products in UC group systems and lower overhead product costs. Direct sales and marketing expenses increased slightly in absolute dollars, but decreased as a percentage of revenues. The decrease in direct sales and marketing expenses as a percentage of revenue was due primarily to increased productivity of our sales force.

APAC

	Three Months Ended
$ in thousands	March 31, 2012	March 31, 2011	Increase/ (Decrease)
Revenue	$87,707	$82,337	7%
Contribution margin	$36,182	$40,598	(11%)
Contribution margin as % of APAC revenues	41%	49%	(8	)pts

Our APAC segment revenues increased by 7% in the three months ended March 31, 2012 as compared with the corresponding period in 2011. Increased revenues from Korea, China and India contributed to the growth in APAC. The overall increase in revenues was driven by increases in our UC group systems, UC platform, and to a lesser extent, UC personal devices revenues. Increases in UC group systems revenues were primarily driven by increased immersive telepresence revenues associated with our managed services acquired in the HPVC acquisition in the third quarter of 2011, and increased group voice revenues, partially offset by decreased group video revenues. UC platform revenues growth was a result of increased sales of the products and services that comprise our RealPresence® Platform. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies, partially offset by a decrease in desktop video revenues. While service revenues grew year-over-year, APAC product revenues declined by 3% year-over-year, due to a decrease in UC group product sales, which was only partially offset by increased sales of our UC personal and UC platform products.

In the three months ended March 31, 2012, two channel partners in our APAC segment, in aggregate, accounted for 36% of our APAC net revenues. In the three months ended March 31, 2011, two channel partner in our APAC segment accounted for 33% of our APAC net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of APAC segment revenues was 41% in the three months ended March 31, 2012 as compared to 49% in the three months ended March 31, 2011. The contribution margin as a percentage of revenue decreased primarily due to lower gross margins and higher direct sales and marketing expenses as a percentage of revenues. The decrease in gross margin was primarily due to a mix shift toward lower margin products in UC group systems and the increased cost in maintaining the network circuits for our managed services offerings, as well as an increase in discounting. Direct sales and marketing expenses increased in absolute dollars in 2012 as compared to 2011 due to the continued investment in growing countries in APAC. Direct sales and marketing expenses increased as a percentage of revenues as a result of the lower than anticipated revenues.

Liquidity and Capital Resources

As of March 31, 2012, our principal sources of liquidity included cash and cash equivalents of $390.3 million, short-term investments of $173.9 million and long-term investments of $53.8 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 8 of Notes to our Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $3.9 million, the majority of which are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $216.6 million as of March 31, 2012, and the remaining $401.4 million was held by various foreign subsidiaries outside of the United States.

If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $32.0 million in the three months ended March 31, 2012, compared to $45.6 million in the comparable period of 2011. The decrease in cash provided from operating activities for the three months ended March 31, 2012 was due primarily to decreased net income after adjustment of non-cash expenses, increased inventories and prepaid expenses and other assets, and a decrease in other accrued liabilities. Partially offsetting these negative effects were decreases in trade receivables, and deferred taxes, and an increase in taxes payable.

The total net change in cash and cash equivalents for the three months ended March 31, 2012 was an increase of $14.8 million. The primary sources of cash were $32.0 million from operating activities, $14.6 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $4.9 million in excess tax benefits from stock-based compensation. The primary uses of cash during this period $15.8 million for purchases of property and equipment, $11.3 million of purchases of investments, net of proceeds from sales and maturities and $9.7 million for purchases of our common stock to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, inventory write-downs for excess and obsolescence, provision for doubtful accounts, loss on disposal of property and equipment and non-cash stock based compensation), decreases in trade receivables, and deferred taxes and an increase in taxes payable. Partially offsetting the positive effect of these items were increases in inventories, prepaid expenses and other assets and a decrease in other accrued liabilities.

Our days sales outstanding, or DSO, metric was 52 days at March 31, 2012 compared to 46 days at March 31, 2011. The increase in DSO is due in part to increased mix of international receivables, which typically have longer payment terms. We expect to continue to experience upward pressure on our DSO as a result of the increase in international receivables. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, a change in the mix of international receivables, and increases in receivables from service providers and government entities, which also have customarily longer payment terms. DSO could also be negatively impacted if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Our March 31, 2012 inventory levels increased compared to the year ago period and our inventory turns were 5.0 turns at March 31, 2012 as compared to 4.8 turns at March 31, 2011. Inventory turns in the future will fluctuate depending on our ability to reduce lead times, as well as changes in product mix. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our business.

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

From time to time, the Board of Directors has approved plans to purchase shares of our common stock in the open market. During the three months ended March 31, 2012 and 2011, we did not purchase any shares of our common stock in the open market. As of March 31, 2012, the Company was authorized to purchase up to an additional $78.0 million of shares in the open market under the current share repurchase plan. See Note 10 of our Notes to Condensed Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the related reduction to retained earnings included in stockholder’s equity in our condensed consolidated balance sheets.

At March 31, 2012, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $226.1 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. The table set forth below shows, as of March 31, 2012, the future minimum lease payments due under our current lease obligations. There was no sublease income netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2012 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long-Term Liabilities	Purchase Commitments
Three months ending March 31,
Remainder of 2012	$15,494	$2,629	$—	$222,928
2013	23,100	3,141	1,298	3,210
2014	25,885	2,304	1,532	—
2015	21,567	1,652	1,422	—
2016	19,087	1,350	2,403	—
Thereafter	70,012	2,083	7,637	—

Total payments	$175,145	$13,159	$14,292	$226,138

As discussed in Note 14 of our Notes to Condensed Consolidated Financial Statements, at March 31, 2012, we have unrecognized tax benefits, including related interest, totaling $34.6 million, $3.6 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2012 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three months ended March 31, 2012.

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

A sensitivity analysis was performed on our investment portfolio as of March 31, 2012. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at March 31, 2012 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 3/31/2012	+50 BPS	+100 BPS	+150 BPS
$228,629	$228,330	$228,032	$227,734	$227,435	$227,137	$226,838

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound, Israeli Shekel, Brazilian Real, Japanese Yen, and Mexican Peso relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to execute hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of March 31, 2012, we had outstanding forward exchange contracts to sell 7.2 million Euros at 1.34, sell 5.0 million British Pounds at 1.58, sell 6.8 million Israeli Shekels at 3.66, sell 5.8 million Mexican Pesos at 12.87, sell 2.7 million Brazilian Real at sell 1.77 and sell 136.9 million Japanese Yen at 83.51. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of March 31, 2012, we also had net outstanding foreign exchange contracts to sell 23.3 million Euros at 1.37, sell 0.6 million British Pounds at 1.59 and buy 18.9 million Israeli Shekels at 3.53. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of March 31, 2012, we had net outstanding foreign exchange contracts to sell 0.7 million Euros at 1.47, buy 2.1 million British Pounds at 1.58 and buy 10.4 million Israeli Shekels at 3.76. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of March 31, 2012, we also had net outstanding foreign exchange contracts to sell 45.7 million Euros at 1.36, sell 0.3 million British Pounds at 1.51 and buy 57.0 million Israeli Shekels at 3.68. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of March 31, 2012, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN OUR ANNUAL REPORT ON FORM 10-K, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

Competition in each of our markets is intense, and our inability to compete effectively could significantly harm our business and results of operations.

Competition that we face in the Americas, EMEA, and Asia Pacific for our UC solutions and UC platform products is intense and it will likely intensify and could place increased pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Logitech, Avaya, RADVISION, which is being acquired by Avaya, Huawei, and Motorola, Inc. We also compete with other smaller or new industry entrants.

Our competitive landscape continues to rapidly evolve as we move into new markets for video collaboration such as mobile, social, and cloud-delivered video. Our competitors also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architecture such as Skype and Apple FaceTime. Other offerings such as Cisco Systems’ CIUS and Jabber, Avaya’s Flare-based ADVD, and Citrix Systems’ GoToMeeting with HD Faces also represent new competitive developments for Polycom. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing, which will correspondingly have a negative impact on our revenues, operating margins, and our ability to effectively compete against these companies.

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

•	successfully integrate our products with, and operate our products on, existing customer platforms;

•	gain market presence and brand recognition;

•	extend credit to our partners;

•	conform to open standards;

•	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC solutions and mobility and consumer solutions;

•	successfully address the transition in the market from point product to solution selling; and

•	implement our solutions in increasingly complex environments where our customers to integrate our UC solutions with third-party technology, such as Microsoft Lync.

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

Strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. For instance, we now compete against Cisco Systems due to its acquisition of Tandberg ASA, previously our largest independent competitor. As a result, we now compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and an expanded video communications solutions product line. This product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya acquired Konftel, in January 2011 and LifeSize, which was acquired by Logitech, announced a partnership with Alcatel-Lucent in April 2010. Avaya also recently entered into a definitive agreement to acquire RADVISION. These consolidations and partnerships have resulted in increased competition and pricing pressure for our UC solutions, which could also negatively impact our future results of operations, as the newly-combined entities have greater financial resources, deeper mass market sales channels and greater pricing flexibility than the standalone entities. Any such acquisitions by a strategic partner could also limit the potential contribution of our strategic relationships to our business, restrict our ability to provide interoperable features in our products and restrict our ability to form strategic relationships with these companies in the future, any of which could result in decreases in both revenues and gross margins and harm our business.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Despite our growth in revenues in 2011 and the three months ended March 31, 2012 as compared to the same period in the prior year, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis in Europe and domestic debt and budget issues continue to create uncertainty and unpredictability, have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

•

fluctuations in demand for our products and services, in part due to uncertain global economic conditions and increased competition, as well as transitions in the markets in which we sell products and services;

•

our ability to execute on our strategic and operating plans, including improving the effectiveness of our North American sales organization and making proper investments that will positively impact our future financial results;

•	changes to our global organization, especially recent changes impacting our leadership and organizational structure in North America;

•	slowing sales or variations in sales rates by our channel partners to their customers;

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

•	fluctuations in the level of international sales and our exposure to foreign currency fluctuations on both revenues and expenses;

•	dependence on component suppliers and third party manufacturers, which includes outside development manufacturers, and the associated manufacturing costs;

•	the impact of increasing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins;

•	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions; and

•	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

Our year-over-year revenue growth rates in North America declined in 2011. For example, the revenues generated in North America in the fourth quarter of 2011 declined sequentially from the third quarter of 2011, and our year-over-year growth rates in North America were at the lowest level since the fourth quarter of 2009. We have made changes impacting the leadership and structure of our sales organization in North America that are intended to realign and optimize the performance of the region. While the intent of these changes is to replicate the model that we have successfully implemented in EMEA and APAC, there can be no assurance that these changes will positively impact our future revenue performance in North America. Further, such actions have caused disruptions to our business, which could impact our ability to execute successfully in the short-term and ultimately may not yield the intended benefits in the longer term. If the changes are not as successful as we have planned, our revenues and results of operations will be harmed.

We face risks associated with developing and marketing our products, including new product development and new product lines that require a more direct-touch sales model.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from premise-based equipment to cloud-based delivery models, evolving industry standards and frequent new product introductions, including an increased emphasis on software products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare, and this continues to be a high-growth market as recognition of the mission-critical benefits of video collaboration in the enterprise continues to grow. In addition, in response to emerging market trends, and the network effect driven by business-to-business adoption of UC, we are expanding our focus to capture opportunities within emerging markets including mobile, SMBs, cloud-based delivery and the consumer markets. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these marketplaces, then our revenues may not grow as anticipated, we may devote significant financial and other resources to these areas, and our business may ultimately be harmed. For example, we recently launched Polycom® RealPresence® Mobile and are at the early stages of the formation of our relationships with Samsung, Motorola, and others with respect to defining our mobility product offerings. Given the competitive nature of the mobility industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues. Further, we are sponsoring the OVCC to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The OVCC may not be as successful as we have planned, which could negatively impact our ability to deliver solutions for these markets.

The success of our new products depends on several factors, including proper new product definition, product cost, services infrastructure for cloud-delivery, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, our ability to price our products competitively while maintaining favorable product margins, differentiation of new products from those of our competitors, market acceptance of these products and the ability to sell our products to customers as comprehensive UC solutions Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support.

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

We also need to continually educate and train our channel partners to avoid any confusion as to the desirability of new product offerings and solutions compared to our existing product offerings and to be able to articulate the value of new offerings as the market evolves. During the last few years, we launched several new product offerings, such as our mobility and cloud-based solutions, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products, or as they consider a more UC centric strategy versus point product or endpoint only deployments. Any delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products may have an unintended negative impact on sales of and corresponding revenues associated with other products.

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

Any delays in the future for new product offerings currently under development, such as product offerings for mobile, cloud-based delivery, software delivery and consumer markets, any product shipment delays or any product quality issues, product defect issues or product recalls could adversely affect the market acceptance of these products (and correspondingly result in loss of market share), our ability to compete effectively in the market, and our reputation and the satisfaction of our customers, and therefore could lead to decreased product sales and could seriously harm our results of operations. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom RealPresence Mobile solution is dependent on enterprise adoption of video technology and cloud-based delivery solutions on mobile devices. If the mobile video market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation HD video resolution technology and scalable video codec capabilities. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC solutions will drive increased demand for our UC platform products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings on which we are relying on for future revenues, such as product offerings for the mobile market, software delivery and cloud-based delivery, our profitability would be harmed. Further, revenues relating to new product offerings are unpredictable, and new products typically have lower gross margins for a period of time after their introduction. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC solutions equipment and UC platform products, which could cause us to reduce the prices for any of our product offerings or discontinue one or more of our products with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product.

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

Our products are becoming increasingly more complex and are incorporating more complex technologies, such as those included in our UC platform, UC solutions and software products. This has increased the need for enhanced product warranty and service capabilities. In order to meet the demand for these enhanced service requirements, including integration services, we may need to internally develop or acquire additional advanced service capabilities, which may require additional investments. If we cannot adequately develop and train our internal support organization or maintain our relationships with our outside technical support providers, it could adversely affect our business.

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

In addition to our historical acquisitions, we have acquired a number of new businesses including most recently, ViVu, the assets of HPVC and Accordent in 2011. As of March 31, 2012, our goodwill was valued at approximately $585.0 million and other purchased intangible assets was valued at approximately $72.4 million, which together represent a significant portion of the assets recorded on our consolidated balance sheets. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.

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

•	entering new businesses or product lines;

•	potentially incompatible cultural differences between the two companies;

•	geographic dispersion of operations;

•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;

•	generating marketing demand for an expanded product line;

•	distraction of the existing and acquired sales force during the integration of the companies;

•	distraction of and potential conflict with the acquired company’s products in regards to our existing channel partners;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

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

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. We have experienced longer sales cycles in connection with our high-end UC solutions, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as telepresence and some UC platform products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability.

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, since the second quarter of 2011, we have experienced a higher percentage of our bookings and resulting revenue in the third month of the quarter than in comparable periods in 2010. For example, in the first quarter of 2012, approximately 50% of our quarterly revenues were recognized in the third month of the quarter, as compared to 46% in the third month of the first quarter of 2011. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

Delays in receiving contractual acceptance will cause delays in our ability to recognize revenue and may impact our quarterly revenues, depending upon the timing and shipment of orders under such contracts.

Certain of our sales contracts include product acceptance provisions which vary depending upon the type of product and individual terms of the contract. In addition, acceptance criteria may be required in other contracts in the future, depending upon the size and complexity of the sale and the type of products ordered. As we increase our focus on growing our service provider business, it is likely that an increased amount of our revenue will be subject to such contractual acceptance terms and we may introduce new revenue models that could result in less revenue being recognized upfront. Accordingly, we defer revenue until the underlying acceptance criteria in any given contract have been met. Depending upon the acceptance terms, the timing of the receipt and subsequent shipment of an order may result in acceptance delays, may reduce the predictability of our revenues, and, consequently, may adversely impact our revenues and results of operations in any particular quarter.

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

As part of our key strategic initiatives, we are focusing on our strategic partnerships with HP, IBM, Microsoft and Apple. For example, in conjunction with our acquisition of HPVC, we have entered into a strategic relationship with HP in which we will serve as an exclusive partner to HP for certain video unified communications solutions for both resale and internal HP deployments. This exclusivity is limited to the Polycom telepresence, group video systems, and UC platform product offerings available at the applicable time during the exclusivity period and does not preclude the purchase or resale of Microsoft products sold and developed in these categories. Defining, managing and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the unified communications market and to take advantage of anticipated future market growth. For example, our key strategic relationship with Microsoft in which we are jointly developing and marketing a unified communications solution that leverages the demand for Microsoft’s next generation UC server could negatively impact our ability to compete effectively in the UC marketplace if we are unsuccessful. Our mobile UC solutions initiative is also dependent on our ability to successfully partner with mobile device manufacturers.

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

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. As a consequence of these conflicts, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call manager providers and wireless UC platform providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies.

We are subject to risks associated with our channel partners’ sales reporting, product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. Our revenue estimates associated with products stocked by some of our channel partners are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. To date, we believe this data has been generally accurate. To the extent that this sales-out and channel inventory data is inaccurate or not received timely, we may not be able to make revenue estimates for future periods. Further, if these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end-users or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business and create unexpected variations in our financial results.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we have grown our revenues and our customer base, our exposure to credit risk has increased. In addition, global economic uncertainty, a downturn in technology spending in the United States and other countries, and the financial services crisis have restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. Further, we intend to increase our channel partner and end-user financing programs to support our business, which will also increase our credit risk. Efforts to develop these programs will require significant resources that may not generate the revenue we anticipate or yield intended benefits.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. For example, in the first quarter of 2012, international revenues represented 59% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

•	adverse economic conditions in international markets, including the restricted credit environment and sovereign credit concerns in EMEA;

•	potential foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;

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

Although to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. In particular, with the acquisition of HPVC, a number of the customer contracts that we assumed provided for local currency billings. We maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are primarily denominated in foreign currency with no offsetting revenues in those currencies except for the Euro and British Pound. As a result of these factors, we expect our business will be vulnerable to currency fluctuations, which could adversely impact our margins. In addition, significant adverse changes in currency exchange rates could cause our products to become relatively more expensive to customers in a particular country, leading to a reduction in revenue or profitability in that country, as discounts may be temporarily or permanently affected. We will continue to evaluate whether it is necessary to denominate sales in local currencies other than the Euro and the British Pound, depending on customer requirements.

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

dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our program, in the first, second and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million, and $0.3 million, respectively, as compared to increasing operating income in the first quarter of 2012 and the fourth quarter of 2011, by $1.1 million and $0.3 million respectively.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. For example, we recently made changes impacting our sales leadership and organizational structure in North America. In addition, we recently announced the retirement of our Chief Financial Officer and the appointment of a new Chief Operating Officer and Chief Financial Officer effective February 21, 2012. As these new executives and sales leaders assess their areas of responsibilities and define their organizations, it will likely result in disruption to the business and additional organizational changes or restructuring actions and charges. Future changes to our executive and senior management teams, including new executive hires or departures, or other organizational changes implemented by our executive leadership team, could cause disruption to the business and have an impact on our ability to execute successfully in future periods, particularly with respect to the execution of our go-to-market strategy and the expected resulting revenues, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

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

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions resulted in charges to operations of $9.4 million and $8.1 million that we recorded as restructuring costs during the years ended December 31, 2011 and 2010, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

We have limited supply sources for some key components of our products and services and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply or service interruptions, component defects or unavailability of these components or products.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain plastic housings, metal castings, batteries, and other components from suppliers located in China, Japan, and certain Southeast Asia countries, and any political or economic instability in that region in the future, natural disasters, quarantines or other disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq, Libya, Afghanistan or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our UC platform products.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write-down the value of our investments. For the quarter ended March 31, 2012, we did not recognize any other-than-temporary impairment or losses on our investments.

With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments to mitigate these risks. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first, second, and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million, and $0.3 million, respectively, as compared to increasing operating income in the first quarter of 2012 and the fourth quarter of 2011 by $1.1 million and $0.3 million, respectively.

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

Over the past few years, we have made significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions have grown as a percentage of our revenues, accounts receivable balances have increased as compared to previous years, and we expect this trend to continue. As a result, we have seen our days sales outstanding increase. For example, our days sales outstanding in the first quarter of 2012 was 52 days as compared to 46 days in the first quarter of 2011. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. Either a delay in collections or bankruptcy would harm our cash flow and days sales outstanding performance.

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

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended March 31, 2012:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
1/1/12 to 1/31/12	640	$17.45	—	$78,053,000
2/1/21 to 2/29/12	464,816	$21.27	—	$78,053,000
3/1/21 to 3/31/12	534	$19.63	—	$78,053,000

Total	465,990	$21.26	—

(1)	All of the shares repurchased in January through March 2012 were to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, we announced that our Board of Directors approved a share repurchase plan under which Polycom at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of March 31, 2011, the Company was authorized to purchase up to approximately $78.0 million in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1(1)*	Offer Letter with Eric F. Brown, effective February 3, 2012.

10.2(1)*	Separation Agreement with Michael R. Kourey, dated February 8, 2012.

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2012

POLYCOM, INC.

/S/ ANDREW M. MILLER
Andrew M. Miller
President and Chief Executive Officer
(Principal Executive Officer)

/S/ ERIC F. BROWN
Eric F. Brown
Chief Operating Officer, Chief Financial Officer, and
Executive Vice President
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Senior Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1(1)*	Offer Letter with Eric F. Brown, effective February 3, 2012.

10.2(1)*	Separation Agreement with Michael R. Kourey, dated February 8, 2012.

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.