Form 10-Q
period 2012-06-30
POLYCOM INC
filed 2012-08-01
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3128324
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

6001 America Center Drive, San Jose, CA	95164
(Address of principal executive offices)	(Zip Code)

(408) 586-6000

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

There were 176,836,128 shares of the Company’s Common Stock, par value $.0005, outstanding on July 20, 2012.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

PART I – FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$394,651	$375,241
Short-term investments	177,422	159,426
Trade receivables, net of allowance for doubtful accounts of $2,297 and $1,732 at June 30, 2012 and December 31, 2011, respectively	211,871	210,804
Inventories	99,886	93,284
Deferred taxes	43,869	37,282
Prepaid expenses and other current assets	53,166	51,241
Assets held for sale	62,586	67,130

Total current assets	1,043,451	994,408
Property and equipment, net	140,809	126,884
Long-term investments	42,853	56,772
Goodwill	553,097	552,699
Purchased intangibles, net	63,878	70,422
Deferred taxes	25,678	23,356
Other assets	19,500	20,264

Total assets	$1,889,266	$1,844,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$94,917	$110,719
Accrued payroll and related liabilities	29,394	38,546
Deferred revenue	150,264	138,486
Other accrued liabilities	58,510	59,288
Liabilities held for sale	13,981	14,119

Total current liabilities	347,066	361,158
Non-current liabilities
Deferred revenue	88,589	82,898
Taxes payable	16,718	16,813
Deferred taxes	538	558
Other non-current liabilities	18,070	13,262

Total non-current liabilities	123,915	113,531

Total liabilities	470,981	474,689
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 176,813,040 shares at June 30, 2012 and 176,316,968 shares at December 31, 2011	39	40
Additional paid-in capital	1,285,851	1,246,201
Retained earnings	129,712	118,265
Accumulated other comprehensive income	2,683	5,610

Total stockholders’ equity	1,418,285	1,370,116

Total liabilities and stockholders’ equity	$1,889,266	$1,844,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Product revenues	$272,279	$282,332	$533,555	$549,718
Service revenues	86,221	58,236	170,656	110,975

Total revenues	358,500	340,568	704,211	660,693

Cost of revenues:
Cost of product revenues	109,498	108,112	214,628	206,495
Cost of service revenues	35,080	21,479	69,324	44,435

Total cost of revenues	144,578	129,591	283,952	250,930

Gross profit	213,922	210,977	420,259	409,763

Operating expenses:
Sales and marketing	118,021	105,281	230,188	204,102
Research and development	49,726	46,609	99,428	87,896
General and administrative	23,682	20,874	44,999	38,992
Amortization of purchased intangibles	2,479	622	4,806	936
Restructuring costs	12,735	897	15,658	3,475
Acquisition-related costs	3,545	1,997	5,459	4,346

Total operating expenses	210,188	176,280	400,538	339,747

Operating income	3,734	34,697	19,721	70,016
Interest and other income (expense), net	(993)	(728)	(2,780)	(2,007)

Income from continuing operations before provision for income taxes	2,741	33,969	16,941	68,009
Provision for income taxes	509	7,805	2,359	7,408

Net income from continuing operations	2,232	26,164	14,582	60,601
Income from discontinued operations, net of taxes	4,313	2,379	7,065	1,920

Net income	$6,545	$28,543	$21,647	$62,521

Basic net income per share:
Net income per share from continuing operations	$0.01	$0.15	$0.08	$0.34
Income per share from discontinued operations, net of taxes	$0.02	$0.01	$0.04	$0.01

Basic net income per share	$0.04	$0.16	$0.12	$0.36

Diluted net income per share:
Net income per share from continuing operations	$0.01	$0.14	$0.08	$0.33
Income per share from discontinued operations, net of taxes	$0.02	$0.01	$0.04	$0.01

Diluted net income per share:	$0.04	$0.16	$0.12	$0.34

Number of shares used in computation of net income per share:
Basic	177,720	176,670	177,574	175,863

Fully diluted	179,047	182,329	179,768	181,464

Note that earnings per share amounts for continuing operations, discontinued operations and net income, as presented above, are calculated individually and may not sum due to rounding differences.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
Net income	$6,545	$28,543	$21,647	$62,521
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(2,202)	1,419	(1,146)	4,033
Unrealized gains/(losses) on investments:
Unrealized holding gains/losses arising during the period	(75)	59	(60)	68
Net gains/losses reclassified into earnings	—	(3)	—	(14)

Net unrealized gains/(losses) on investments	(75)	56	(60)	54
Unrealized gains/(losses) on hedging securities:
Unrealized hedge gains/losses arising during the period	3,101	(1,643)	1,540	(5,712)
Net gains/losses reclassified into earnings for revenue hedges	(3,942)	5,115	(6,318)	6,298
Net gains/losses reclassified into earnings for expense hedges	1,808	(2,732)	3,057	(3,455)

Net unrealized gains/(losses) on hedging securities	967	740	(1,721)	(2,869)

Other comprehensive income	(1,310)	2,215	(2,927)	1,218

Comprehensive income	$5,235	$30,758	$18,720	$63,739

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$21,647	$62,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,530	25,202
Amortization of purchased intangibles	11,439	9,159
Provision for doubtful accounts	550	—
Provision for excess and obsolete inventories	4,828	5,299
Non-cash stock-based compensation	41,024	26,139
Impairment of private company investments	—	500
Excess tax benefits from stock-based compensation	(5,634)	(11,977)
Loss on disposal of property and equipment	3,231	699
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(1,224)	(30,254)
Inventories	(10,497)	4,624
Deferred taxes	(9,635)	(6,635)
Prepaid expenses and other assets	(3,636)	(4,920)
Accounts payable	(22,822)	4,533
Taxes payable	3,987	9,531
Other accrued liabilities and deferred revenue	10,657	36,476

Net cash provided by operating activities	73,445	130,897

Cash flows from investing activities:
Purchases of property and equipment	(35,513)	(32,029)
Purchases of investments	(142,565)	(228,251)
Proceeds from sale of investments	14,790	26,722
Proceeds from maturity of investments	123,873	167,646
Net cash paid in purchase acquisitions	(4,583)	(50,041)

Net cash used in investing activities	(43,998)	(115,953)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	15,147	29,891
Purchase and retirement of common stock	(30,818)	(17,441)
Excess tax benefits from stock-based compensation	5,634	11,977

Net cash (used in) provided by financing activities	(10,037)	24,427

Net increase in cash and cash equivalents	19,410	39,371
Cash and cash equivalents, beginning of period	375,441	324,188

Cash and cash equivalents, end of period	$394,851	$363,559

These Condensed Consolidated Statements of Cash Flows include combined cash flows from continuing operations along with discontinued operations. Beginning and end of period cash and cash equivalents balances both include $200 of cash included within assets available for sale in the Condensed Consolidated Balance Sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2012, the condensed consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 30, 2012 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain prior year amounts have been reclassified to conform to the current year presentation as a result of the discontinued operations discussed in Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). There have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012, that are of significance or potential significance to the Company.

3. DISCONTINUED OPERATIONS

On May 10, 2012, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC, a Delaware limited liability corporation (“Mobile Devices”), pursuant to which the Company will divest its enterprise wireless voice solutions (“EWS”) business to an affiliate of Sun Capital Partners, Inc. Per the terms of the purchase agreement, Mobile Devices will acquire SpectraLink Corporation (“SpectraLink”), a wholly-owned subsidiary of the Company, by purchasing all of the outstanding stock and an intercompany note of SpectraLink from the Company. Mobile Devices will pay consideration consisting of approximately $110.0 million in cash, subject to adjustment for cash, debt and working capital as set forth in the purchase agreement, plus up to an additional $4.0 million in cash subject to certain conditions. In accordance with accounting guidance, the Company has reported the results of operations and financial position of EWS in discontinued operations within the condensed consolidated statements of operations and balance sheets for all periods presented. The Company is working to close the transaction during the second half of 2012.

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$20,787	$25,042	$42,544	$49,081

Income from discontinued operations	6,403	4,199	10,427	5,044
Provision for income taxes	2,090	1,820	3,362	3,124

Income from discontinued operations, net of taxes	$4,313	$2,379	$7,065	$1,920

The carrying amounts of the major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$200	$200
Trade receivables, net	8,360	8,753
Inventories	13,395	14,329
Deferred taxes	1,171	445
Prepaid expenses and other assets	261	291
Property and equipment, net	2,784	3,163
Goodwill	30,721	31,489
Purchased intangibles, net	5,694	8,460

Assets held for sale	$62,586	$67,130

LIABILITIES
Accounts payable	$2,893	$3,203
Accrued payroll and related liabilities	2,214	2,104
Deferred revenue	5,570	4,850
Other accrued liabilities	1,698	2,246
Deferred taxes	1,606	1,716

Liabilities held for sale	$13,981	$14,119

4. BUSINESS COMBINATIONS

During 2011, the Company completed three business acquisitions. On March 21, 2011, the Company completed its acquisition of all of the outstanding shares of Accordent Technologies, Inc. (“Accordent”), a privately held video content management and delivery solutions company. On July 27, 2011, the Company acquired the assets of the Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo Products and Managed Services business. In May 2012, the Company completed the purchase of certain additional equipment from HP Financial Services for approximately $5 million that was agreed to in conjunction with the HPVC acquisition. On October 14, 2011, the Company acquired ViVu Inc. (“ViVu”), a privately-held video collaboration software company. The Company has included the financial results of Accordent, HPVC and ViVu in its Condensed Consolidated Financial Statements from their respective dates of acquisition.

5. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment, retrospectively adjusted to reflect purchase price allocation adjustments recorded during the six months ended June 30, 2012 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2011	$302,602	$101,193	$148,904	$552,699
Foreign currency translation	—	408	(487)	(79)
Changes in fair value of assets acquired and liabilities assumed	166	132	179	477

Balance at June 30, 2012	$302,768	$101,733	$148,596	$553,097

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012			December 31, 2011
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$85,028	$(67,394)	$17,634	$83,628	$(63,505)	$20,123
Customer and partner relationships	79,813	(35,668)	44,145	77,613	(31,169)	46,444
Trade name	3,985	(3,075)	910	3,985	(2,840)	1,145
In process research and development	—	—	—	1,400	—	1,400
Other	4,621	(4,350)	271	4,721	(4,329)	392

Finite Lives Intangible Assets	173,447	(110,487)	62,960	171,347	(101,843)	69,504
Indefinite life trade name	918	—	918	918	—	918

Total	$174,365	$(110,487)	$63,878	$172,265	$(101,843)	$70,422

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist. Development on products associated with in-process research and development (“IPRD”) previously capitalized was completed in the six months ended June 30, 2012, and the underlying products were made available for general release. The associated IPRD of $1.4 million was reclassified to core and developed technology, and amortization over the estimated lives of the products commenced during the six months ended June 30, 2012.

For the three and six months ended June 30, 2012, the Company recorded amortization expense related to purchased intangibles of $2.5 million and $4.8 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statements of operations. For the three and six months ended June 30, 2011, the Company recorded amortization expense related to purchased intangibles of $0.6 million and $0.9 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statements of operations. The Company recorded approximately $1.9 million and $3.8 million during the three and six months ended June 30, 2012, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. The Company recorded approximately $1.6 million and $2.2 million during the three and six months ended June 30, 2011, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of June 30, 2012 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2012	$8,879
2013	14,456
2014	13,785
2015	11,501
2016	9,655
Thereafter	4,684

Total	$62,960

6. RESTRUCTURING COSTS

The Company recorded $12.7 million and $0.9 million during the three months ended June 30, 2012 and 2011, respectively, and $15.7 million and $3.5 million during the six months ended June 30, 2012 and 2011, respectively, in restructuring costs. In 2012, these actions related to the consolidation and elimination of certain facilities in order to gain efficiencies, including the combination of San Jose and Santa Clara, California operations into a new headquarters location in San Jose, California, in the second quarter of 2012, as well as restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to consolidate operations and reallocate resources to more strategic growth areas of the business.

The following table summarizes the status of the Company’s restructuring reserves (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2011	$2,486	$454	$2,940
Additions to the reserve	7,283	11,153	18,436
Non-cash write-off of leasehold improvements	—	(2,796)	(2,796)
Cash payments	(5,167)	(452)	(5,619)

Balance at June 30, 2012	$4,602	$8,359	$12,961

Additions to the reserve includes $2.8 million of deferred rent that was expensed in prior periods.

7. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Raw materials	$1,415	$2,533
Work in process	975	917
Finished goods	97,496	89,834

	$99,886	$93,284

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Non-trade receivables	$9,293	$9,488
Prepaid expenses	33,207	31,922
Other current assets	10,666	9,831

	$53,166	$51,241

Deferred revenues consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Short-term:
Service	$147,528	$136,512
Product	1,336	574
License	1,400	1,400

	$150,264	$138,486

Long-term:
Service	$82,087	$75,666
Product	27	57
License	6,475	7,175

	$88,589	$82,898

Other accrued liabilities consist of the following (in thousands):

	June 30, 2012	December 31, 2011
Accrued expenses	$12,470	$15,496
Accrued co-op expenses	5,286	4,862
Restructuring reserves	8,253	3,150
Warranty obligations	9,950	10,577
Derivative liability	5,008	4,609
Employee stock purchase plan withholding	9,295	11,116
Other accrued liabilities	8,248	9,478

	$58,510	$59,288

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$10,374	$8,252	$10,577	$8,288
Accruals for warranties issued during the period	4,052	5,649	8,191	10,528
Cost of providing warranty during the period	(4,476)	(5,076)	(8,818)	(9,991)

Balance at end of period	$9,950	$8,825	$9,950	$8,825

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $147.5 million and $136.5 million is short-term and is included as a component of “Deferred revenue” as of June 30, 2012 and December 31, 2011, respectively, and $82.1 million and $75.7 million is long-term and is included in “Long-term deferred revenue” as of June 30, 2012 and December 31, 2011, respectively, on the condensed consolidated balance sheets.

Changes in deferred maintenance revenue for the three and six months ended June 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance at beginning of period	$225,314	$158,844	$212,178	$141,556
Additions to deferred maintenance revenue	83,337	64,189	172,618	129,206
Amortization of deferred maintenance revenue	(79,036)	(51,867)	(155,181)	(99,596)

Balance at end of period	$229,615	$171,166	$229,615	$171,166

The cost of providing maintenance services for the three and six months ended June 30, 2012 was $33.7 million and $66.7 million, respectively. The cost of providing maintenance services for the three and six months ended June 30, 2011 was $20.0 million and $41.5 million, respectively.

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

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $394.7 million and $375.2 million at June 30, 2012 and December 31, 2011, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities, municipal securities and corporate debt securities. At June 30, 2012, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2012:
Investments—Short-term:
U.S. government securities	$32,298	$1	$(4)	$32,295
U.S. government agency securities	71,017	18	(2)	71,033
Non-U.S. government securities	4,115	1	$(1)	4,115
Corporate debt and equity securities	70,020	23	(64)	69,979

Total investments – short-term	$177,450	$43	$(71)	$177,422

Investments—Long-term:
U.S. government agency securities	30,399	21	(8)	30,412
Non-U.S. government securities	523	—	—	523
Corporate debt and equity securities	11,918	4	(4)	11,918

Total investments – long-term	$42,840	$25	$(12)	$42,853

Balances at December 31, 2011:
Investments—Short-term:
U.S. government securities	$15,135	3	$—	$15,138
U.S. government agency securities	79,299	33	(4)	79,328
Non-U.S. government securities	1,724	2	(1)	1,725
Corporate debt and equity securities	63,204	42	(11)	63,235

Total investments – short-term	$159,362	$80	$(16)	$159,426

Investments—Long-term:
U.S. government securities	$11,455	$—	$(2)	$11,453
U.S. government agency securities	34,506	10	(4)	34,512
Corporate debt and equity securities	10,835	2	(30)	10,807

Total investments – long-term	$56,796	$12	$(36)	$56,772

As of June 30, 2012, the Company’s total cash and cash equivalents and investments held in the United States totaled $210.4 million with the remaining $404.5 million held by various foreign subsidiaries outside of the United States.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2012:
U.S. government securities	$20,583	$(4)	$—	$—	$20,583	$(4)
U.S. government agencies securities	37,688	(10)	—	—	37,688	(10)
Non-U.S. government securities	3,605	(2)	—	—	3,605	(2)
Corporate debt and equity securities	41,710	(67)	3,000	(1)	44,710	(68)

Total investments	$103,586	$(83)	$3,000	$(1)	$106,586	$(84)

December 31, 2011:
U.S. government securities	$15,222	$(2)	$—	$—	$15,222	$(2)
U.S. government agencies securities	32,790	(8)	—	—	32,790	(8)
Non-U.S. government securities	5,054	(3)	—	—	5,054	(3)
Corporate debt and equity securities	29,511	(42)	—	—	29,511	(42)

Total investments	$82,577	$(55)	$—	$—	$82,577	$(55)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three and six months ended June 30, 2012 and 2011, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. During the six months ended June 30, 2011, the Company recorded $0.5 million of impairment charges related to its private company investments in interest and other income (expense), net in the Company’s condensed consolidated statements of operations. The Company did not record such impairment charges during the three and six months ended June 30, 2012. The cost of these investments at both June 30, 2012 and December 31, 2011 was $2.0 million, and is recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2012. The Company does not hold any investments classified as Level 3 as of June 30, 2012 and December 31, 2011.

As of June 30, 2012, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (56%), corporate bonds (34%), commercial paper (8%) and non-U.S. Government securities (2%). Included in available-for- sale securities is approximately $39.0 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources such as spot rates, interest rate differentials and credit default rates, which do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at June 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at June 30, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$259,123	$494	$258,629
Non-fixed income available-for-sale-securities (a)	$201	—	$201
Foreign currency forward contracts (c)	$9,108	—	$9,108
Liabilities:
Foreign currency forward contracts (d)	$5,008	—	$5,008

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$257,607	$17,157	$240,450
Non-fixed income available-for-sale-securities (b)	$235	—	$235
Foreign currency forward contracts (c)	$9,216	—	$9,216
Liabilities:
Foreign currency forward contracts (d)	$4,609	—	$4,609

(a)	Included in cash and cash equivalents and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in other non-current assets on the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative asset as prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.
(d)	Included in short-term derivative liability as other accrued liabilities on the Company’s condensed consolidated balance sheets.

10. FOREIGN CURRENCY DERIVATIVES

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2012 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	2,104	$1,041	Buy	—	$—	—
Brazilian Real	3,394	$1,665	Sell	—	$—	—
Euro	34,672	$44,100	Buy	5,879	$8,438	Buy
Euro	48,814	$61,543	Sell	38,617	$53,516	Sell
British Pound	4,229	$6,658	Buy	5,643	$9,036	Buy
British Pound	6,687	$10,441	Sell	5,620	$8,999	Sell
Israeli Shekel	17,387	$4,487	Buy	18,900	$5,459	Buy
Israeli Shekel	23,652	$6,044	Sell	—	$—	—
Japanese Yen	149,724	$1,882	Buy	—	$—	—
Japanese Yen	321,994	$4,073	Sell	—	$—	—
Mexican Peso	5,697	$425	Buy	—	$—	—
Mexican Peso	11,847	$854	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		June 30, 2012	June 30, 2011
Foreign exchange contracts	Interest and other income (expense), net	$865	$(917)

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

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the six months ended June 30, 2012 and 2011 (in thousands):

Six Months Ended June 30, 2012:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$1,540	Product revenues	$6,318	Interest and other income (expense), net	$(109)
		Cost of revenues	(569)
		Sales and marketing	(947)
		Research and development	(540)
		General and administrative	(1,001)

Total	$1,540		$3,261		$(109)

Six Months Ended June 30, 2011:
Foreign exchange contracts	$(5,712)	Product revenues	$(6,298)	Interest and other income (expense), net	$(75)
		Cost of revenues	250
		Sales and marketing	2,397
		Research and development	559
		General and administrative	249

Total	$(5,712)		$(2,843)		$(75)

(a)	For the six months ended June 30, 2012 and 2011, the losses recorded were related to the excluded time value portion of the hedge. No gain or loss was recorded for hedge ineffectiveness for the six months ended June 30, 2012 and 2011.

As of June 30, 2012, the Company estimated that all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in accumulated other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Beginning Balance	$1,041	$(4,183)	$3,729	$(574)
Net gains/losses reclassified into earnings for revenue hedges	(3,942)	5,115	(6,318)	6,298
Net gains/losses reclassified into earnings for expense hedges	1,808	(2,732)	3,057	(3,455)
Net change in fair value of cash flow hedges	3,101	(1,643)	1,540	(5,712)

Ending Balance	$2,008	$(3,443)	$2,008	$(3,443)

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the three and six months ended June 30, 2012 and 2011, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2012 of the outstanding cash flow hedges, all of which are carried at fair value on the condensed consolidated balance sheets (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	6,346	$8,325	Buy	19,112	$25,267	Buy
Euro	5,029	$6,762	Sell	61,907	$81,839	Sell
British Pound	4,365	$6,866	Buy	17,633	$27,586	Buy
British Pound	1,456	$2,269	Sell	17,866	$27,934	Sell
Israeli Shekel	6,615	$1,753	Buy	55,974	$14,763	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of June 30, 2012 and 2011. See Note 9 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Derivative assets (a):
Foreign exchange contracts	$4,398	$7,345	$4,710	$1,871
Derivative liabilities (b):
Foreign exchange contracts	$2,368	$3,796	$2,640	$813

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

11. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and six months ended June 30, 2012, the Company repurchased 1.7 million shares of common stock in the open market for cash of $20.0 million. During the three and six months ended June 30, 2011, the Company did not purchase any shares of common stock in the open market. As of June 30, 2012, the Company was authorized to purchase up to an additional $58.1 million of shares in the open market under the current share repurchase plan. The Company’s Board of Directors has approved an increase in the current share repurchase authorization to include net proceeds of up to approximately $104 million from the anticipated sale of its EWS business, contingent upon the closing of the transaction and the receipt of net proceeds from the sale.

Accumulated Other Comprehensive Income (Loss)

The following table shows the Company’s components of accumulated other comprehensive income (loss), net of tax at June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	December 31, 2011
Foreign currency translation adjustments	$695	$1,841
Unrealized gains (losses) on investments	(20)	39
Unrealized gains on hedging securities	2,008	3,730

	$2,683	$5,610

The tax effects were not shown separately, as the impacts were not material.

12. STOCK-BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three and six months ended June 30, 2012 and 2011 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cost of sales – product	$793	$539	$1,751	$1,124
Cost of sales – service	1,693	1,006	3,032	1,544

Stock-based compensation expense included in cost of sales	2,486	1,545	4,783	2,668

Sales and marketing	9,659	6,362	17,303	11,113
Research and development	4,852	3,612	9,399	5,928
General and administrative	5,497	4,105	8,761	5,912

Stock-based compensation expense included in operating expenses	20,008	14,079	35,463	22,953

Stock-based compensation related to employee equity awards and employee stock purchases	22,494	15,624	40,246	25,621
Tax benefit	4,177	3,590	5,604	2,791

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$18,317	$12,034	$34,642	$22,830

Stock-based compensation expense is not allocated to segments because it is separately managed at the corporate level. No stock-based compensation was capitalized during the three and six months ended June 30, 2012 and 2011 due to these amounts being immaterial.

Valuation Assumption

Non-qualified stock options

During the three and six months ended June 30, 2012, the Company granted 479,571 non-qualified stock option shares to certain employees. Per the terms of the option grant, 50% of the options vest on the one year anniversary of the grant date and the remaining 50% will vest on the second anniversary of the grant date. The Company did not grant any stock options during the three and six months ended June 2011. The stock-based compensation cost recognized in connection with the non-qualified stock options during the three and six months ended June 30, 2012 was $0.1 million. The weighted-average estimated fair value of non-qualified stock options granted during the three and six months ended June 30, 2012 was $4.45 per share.

The fair value of each employee non-qualified stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the multiple option vesting attribution approach using the following assumptions:

For the Three and Six Months Ended June 30, 2012
Expected volatility	51.24%
Risk-free interest rate	0.5%
Expected dividends	0.0%
Expected life (yrs)	3.70

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

The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected life of the Company’s employee stock options.

The dividend yield assumption is based on the Company’s history of not paying dividends and the resultant future expectation of dividend payouts.

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectation of future employee behavior as influenced by changes to the terms of its stock-based awards.

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2012 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Stock Purchase Plan

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the 2005 Employee Stock Purchase Plan during the three and six months ended June 30, 2012 was $7.49 per share and during the three and six months ended June 30, 2011 was $5.51 per share, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Expected volatility	48.27-60.42%	35.97%	48.27-60.42%	35.97%
Risk-free interest rate	0.06-0.23%	0.18%	0.06-0.23%	0.18%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	0.5-2.0	0.5	0.5-2.0	0.5

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

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2012 and 2011 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Commencing in 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (“TSR”) and which measure the Company’s relative performance against the NASDAQ Composite Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. During the six months ended June 30, 2012, the Company granted 1,025,794 performance shares to certain employees and executives whose TSR performance is measured against the NASDAQ Composite Index. The 2012 grants are generally divided evenly over three annual performance periods commencing with calendar year 2012, at a weighted average fair value of $22.89 per share.

Prior to 2011, the Company granted performance shares which contain a market condition based on TSR which measure the Company’s relative performance against the Russell 2000 Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred percent (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index or Russell 2000 Index companies, as applicable, over each performance period. During the six months ended June 30, 2011, the Company granted target performance shares of 775,454. The 2011 grants are evenly divided over three annual performance periods commencing with calendar 2011, at a weighted average fair value of $27.31 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

The Company also granted restricted stock units (“RSU”s) during the six months ended June 30, 2012 and 2011. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the six months ended June 30, 2012 and 2011, the Company granted 2,851,312 and 1,842,062 restricted stock units at a weighted average fair value of $18.68 and $24.26 per share, respectively.

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

Employee Stock Purchase Plan

During the third quarter of 2011, the Company revised the administration of its Employee Stock Purchase Plan from a six-month offering and purchase period to a twenty four-month offering period with four six-month purchase periods. Under the current Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase period (each January and July). Shares are purchased through employees’ payroll deductions, up to a maximum of 20% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 10,000 shares of common stock in any one calendar year period.

During the six months ended June 30, 2012 and 2011, 748,496 and 676,818 shares were purchased at average per share prices of $16.94 and $12.77, respectively. At June 30, 2012, there were 9,282,610 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan during the three and six months ended June 30, 2012 was $4.7 million and $9.9 million, respectively, and $1.5 million and $2.9 million for the three and six months ended June 30, 2011, respectively. The Company also modified the terms of certain existing awards under its ESPP during the three months ended March 31, 2012, primarily as a result of the stock price as of the new offering period date being lower than it was on the initial enrollment date, which triggered the reset and rollover feature of the plan, and incurred a resultant $9.3 million of incremental expenses to be recognized over the vesting term. Approximately $1.2 million of the incremental expense was recognized in the six months ended June 30, 2012. There was no such modification in the six months ended June 30, 2011.

13. COMPUTATION OF NET INCOME PER SHARE

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator—basic and diluted net income per share:
Net income from continuing operations	$2,232	$26,164	$14,582	$60,601

Income from discontinued operations, net of taxes	$4,313	$2,379	$7,065	$1,920

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	177,720	176,670	177,574	175,863
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	215	1,068	417	1,139
Restricted common stock award and performance shares	1,112	4,591	1,777	4,462

Total shares used in calculation of diluted net income per share continuing operations	179,047	182,329	179,768	181,464

Basic net income per share:
Net income per share from continuing operations	$0.01	$0.15	$0.08	$0.34
Income per share from discontinued operations, net of taxes	$0.02	$0.01	$0.04	$0.01

Basic net income per share	$0.04	$0.16	$0.12	$0.36

Diluted net income per share:
Net income per share from continuing operations	$0.01	$0.14	$0.08	$0.33
Income per share from discontinued operations, net of taxes	$0.02	$0.01	$0.04	$0.01

Diluted net income per share	$0.04	$0.16	$0.12	$0.34

Earnings per share amounts for continuing operations, discontinued operations and net income, as presented in the condensed consolidated statements of operations are calculated individually and may not sum due to rounding differences.

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended June 30, 2012, approximately 2.8 million and 2.0 million shares, respectively, relating to potentially dilutive securities, primarily from restricted common stock awards, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive. There were no such shares being excluded for the three and six months ended June 30, 2011.

14. BUSINESS SEGMENT INFORMATION

Polycom is a global leader in unified communications (“UC”) solutions and the leading provider of telepresence, video, voice, and network infrastructure solutions based on open standards. The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consist of North, Central and Latin Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance. Results from discontinued operations have been excluded from the Company’s segments, which primarily impacted the Americas and EMEA segments and to a lesser extend its APAC segment. The revenue and operating results for the prior period have been revised to conform to the current period presentation.

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

Financial information for each reportable geographical segment as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), is as follows (in thousands) :

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2012:
Revenue	$177,678	$80,419	$100,403	$358,500
% of total revenue	50%	22%	28%	100%
Contribution margin	74,365	32,281	47,528	154,174
% of segment revenue	42%	40%	47%	43%
As of June 30, 2012: Gross accounts receivable	110,955	60,090	79,531	250,576
% of total gross accounts receivable	44%	24%	32%	100%
For the three months ended June 30, 2011:
Revenue	$172,409	$81,665	$86,494	$340,568
% of total revenue	51%	24%	25%	100%
Contribution margin	71,092	32,578	42,812	146,482
% of segment revenue	41%	40%	49%	43%
As of December 31, 2011: Gross accounts receivable	96,318	77,975	71,659	245,952
% of total gross accounts receivable	39%	32%	29%	100%
For the six months ended June 30, 2012:
Revenue	$342,905	$173,720	$187,586	$704,211
% of total revenue	49%	25%	26%	100%
Contribution margin	142,475	72,292	83,423	298,190
% of segment revenue	42%	42%	44%	42%
For the six months ended June 30, 2011:
Revenue	$332,142	$160,153	$168,398	$660,693
% of total revenue	50%	24%	26%	100%
Contribution margin	134,942	62,518	83,210	280,670
% of segment revenue	41%	39%	49%	42%

Segment contribution margin includes all geographic segment revenues less the related cost of sales and direct sales and marketing expenses. Management allocates some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing expenses, research and development expenses, general and administrative costs, such as legal and accounting, stock-based compensation costs, acquisition-related costs, amortization of purchased intangibles, restructuring costs and interest and other income (expense), net.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Segment contribution margin	$154,174	$146,482	$298,190	$280,670
Corporate and unallocated costs	(107,095)	(90,811)	(207,066)	(172,513)
Stock-based compensation	(22,494)	(15,624)	(40,246)	(25,621)
Effect of stock-based compensation cost on warranty expense	(183)	(117)	(371)	(228)
Acquisition-related costs	(3,545)	(1,997)	(5,459)	(4,346)
Amortization of purchased intangibles	(4,388)	(2,215)	(8,625)	(3,179)
Restructuring costs	(12,735)	(897)	(15,658)	(3,475)
Severance costs associated with CFO retirement	—	—	(929)	—
Legal costs associated with former officer indemnification	—	(124)	(115)	(1,292)
Interest and other income (expense), net	(993)	(728)	(2,780)	(2,007)

Income from continuing operations before provision for income taxes	$2,741	$33,969	$16,941	$68,009

	June 30, 2012	December 31, 2011
Gross accounts receivables	$250,576	$245,952
Returns and related reserves	(36,408)	(33,416)
Allowance for doubtful accounts	(2,297)	(1,732)

Total trade receivables, net	$211,871	$210,804

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net Revenues:
UC group systems	$251,713	$235,937	$492,202	$464,880
UC personal devices	42,912	44,435	88,365	82,463
UC platform	63,875	60,196	123,644	113,350

Total	$358,500	$340,568	$704,211	$660,693

During the three and six months ended June 30, 2012 and 2011, one customer from the Americas segment accounted for more than 10% of the Company’s revenues.

15. INCOME TAXES

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are classified separately from all periods presented.

The following table presents the income tax expense from continuing operations and the effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax expense from continuing operations (in thousands)	$509	$7,805	$2,359	$7,408
Effective tax rate	18.6%	23.0%	13.9%	10.9%

The Company’s effective tax rate was 18.6% and 23.0% for the three months ended June 30, 2012 and 2011, respectively, and 13.9% and 10.9% for the six months ended June 30, 2012 and 2011, respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions throughout the world, partially offset by non-deductible stock-based compensation expense.

In the three months ended June 30, 2011, the Company recorded discrete items with a net tax impact of $0.5 million primarily due to an adjustment to tax reserves for a foreign income tax audit. In the six months ended June 30, 2011, the Company recorded a discrete benefit of $7.4 million, primarily due to a reserve release associated with the resolution of a multi-year tax audit. For the three and six months ended June 30, 2012, there was no material impact to the effective tax rate due to the recording of discrete tax items.

As of June 30, 2012, the amount of gross unrecognized tax benefits was $32.4 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2012 and 2011, the Company had approximately $1.9 million and $2.1 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that except for $3.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “SHOULD,” “DESIGNED,”AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR UNIQUE POSITION AND ANTICIPATED PRODUCTS, IMPORTANT DRIVERS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011.

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

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators; leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability, and fulfillment agility.

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

While we expect to adjust spending as necessary in light of global economic risks, we expect these strategic imperatives to drive our key initiatives and spending in 2012.

In May 2012, we entered into an agreement with a third party, pursuant to which we will divest our enterprise wireless voice solutions (“EWS”) business. The decision to divest EWS reflects our focus on initiatives that we expect to extend our leadership in our core unified communications business. The products and services that comprise our core unified communications business have historically experienced stronger sales growth and higher gross margins than our enterprise wireless voice solutions products and services. Our EWS product portfolio, which has been part of the UC personal product category, includes Wi-Fi and DECT handsets, related infrastructure and accessories, and generated revenues of approximately $94 million in calendar year 2011. We are working to close this transaction during the second half of 2012. As a result, we have reported the results of operations and financial position of EWS as discontinued operations within the condensed consolidated statements of operations and balance sheets for all periods presented. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our discontinued operations. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.

Revenues for the three and six months ended June 30, 2012 were $358.5 million and $704.2 million, respectively, an increase of 5% and 7%, respectively, compared to the same periods in 2011. For the three and six month periods ended June 30, 2012, our product revenues decreased by 4% and 3%, respectively, while our service revenues increased 48% and 54%, respectively, as compared to the same periods in 2011. On a year-to-date basis, the decrease in product revenues was primarily a result of lower sales of our UC group systems products, and to a lesser extent lower revenues from our UC platform products, which was partially offset by increased sales of our UC personal devices. The increase in services revenue was driven primarily by increased managed service revenues as a result of our acquisition of the Hewlett-Packard visual collaboration (“HPVC”) business in the third quarter of 2011.

From a segment perspective, our Americas, EMEA and APAC segment revenues, accounted for 50%, 22% and 28%, respectively, of our revenues in the three months ended June 30, 2012. Our Americas and APAC segment revenues increased by 3% and 16%, respectively, while our EMEA segment revenues decreased by 2%, for the three months ended June 30, 2012 as compared to the same period in 2011. The decline in EMEA revenue was driven by a difficult macro environment that resulted in lower than anticipated revenues. Our Americas, EMEA and APAC segment revenues, which accounted for 49%, 25% and 26%, respectively, of our revenues for the six months ended June 30, 2012, increased by 3%, 8%, and 11%, respectively, as compared to the same period in 2011. On a year-over-year basis, total product revenues declined during both the three and six months ended June 30, 2012 in our Americas and EMEA segments, but increased in our APAC segment, while services revenues increased in all our segments. See Note 14 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of segment revenues, segment contribution margin, and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three and six months ended June 30, 2012 and 2011.

For the first half of 2012, we have experienced slower revenue growth rates than we have in recent years. We believe the slower revenue growth was due to several factors, including a company and industry transition from point products to solution selling which resulted in some customers requiring additional time to consider a more UC-centric strategy versus point product or end point only deployments; lower productivity of our sales force, particularly in North America, where we have recently made a number of changes; lower revenues in our EMEA segment impacted by the recent economic conditions in Europe; and lower spending in other key geographies such as China, India, Australia and the United States.

Operating margins decreased by 9 percentage points and 8 percentage points in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. These decreases are primarily due to operating expenses increasing by 19% and 18% year-over-year in the three and six months ended June 30, 2012, respectively, while revenues increased 5% and 7%, respectively. The increases in operating expenses were primarily due to increased restructuring costs, including the consolidation of certain facilities, increased amortization of purchased intangibles from companies acquired in 2011, and increased headcount-related costs including stock-based compensation costs. Operating expenses increased as a percentage of revenues to 59% and 57% in the three and six months ended June 30, 2012, respectively, from 52% in the corresponding periods in 2011. The increases in operating expenses as a percentage of revenues were primarily related to increases in restructuring costs and increases in sales and marketing expenses. These increases were in continuing support of our key strategic initiatives and in anticipation of higher revenue growth. Gross margins in both the three and six month ended June 30, 2012 were 2 percentage points lower, which also contributed to the lower operating margins. Gross margins were lower primarily due to the lower service gross margins associated with the managed services business we acquired from HP in 2011 and lower overall revenue levels.

During the six months ended June 30, 2012, we generated approximately $73.4 million in cash flow from combined continuing and discontinued operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $19.4 million net increase in our total cash and cash equivalents.

Results of Operations for the Three and Six Months Ended June 30, 2012 and 2011

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues:
Product revenues	76%	83%	76%	83%
Service revenues	24%	17%	24%	17%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	40%	38%	40%	38%
Cost of service revenues as a % of service revenues	41%	37%	41%	40%

Total cost of revenues	40%	38%	40%	38%

Gross profit	60%	62%	60%	62%

Operating expenses:
Sales and marketing	33%	31%	33%	31%
Research and development	14%	14%	14%	13%
General and administrative	7%	6%	6%	6%
Amortization of purchased intangibles	1%	0%	1%	0%
Restructuring costs	3%	0%	2%	1%
Acquisition-related costs	1%	1%	1%	1%

Total operating expenses	59%	52%	57%	52%

Operating income	1%	10%	3%	10%
Interest and other income (expense), net	0%	0%	(1%)	0%

Income from continuing operations before provision for income taxes	1%	10%	2%	10%
Provision for income taxes	0%	2%	0%	1%

Net income from continuing operations	1%	8%	2%	9%

Income from discontinued operations, net of taxes	1%	0%	1%	0%

Net income	2%	8%	3%	9%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase
$ in thousands	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Americas	$177,678	$172,409	3%	$342,905	$332,142	3%
% of revenues	50%	51%		49%	50%
EMEA	$80,419	$81,665	(2)%	$173,720	$160,153	8%
% of revenues	22%	24%		25%	24%
APAC	$100,403	$86,494	16%	$187,586	$168,398	11%
% of revenues	28%	25%		26%	26%

Total revenues	$358,500	$340,568	5%	$704,211	$660,693	7%

Total revenues for the three months ended June 30, 2012 were $358.5 million, an increase of $17.9 million, or 5%, over the same period in 2011. Total revenues for the six months ended June 30, 2012 were $704.2 million, an increase of $43.5 million, or 7% over the same period in 2011. The overall increases in revenues were due to increases in service revenues of $28.0 million or 48%, and $59.7 million or 54% in both the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year. The increases in service revenues were partially offset by decreases in product revenues of $10.1 million or 4%, and $16.2 million or 3% in the three and six months ended June 30, 2012, respectively, as compared to the same periods in the prior year. The increases in service revenues were primarily due to increased managed service revenues as a result of the HPVC business acquisition that we completed in the third quarter of 2011, and to a lesser extent increased maintenance revenue on a larger installed base. For the three months ended June 30, 2012, product revenues decreased across all three product categories due to lower sales volumes. For the six months ended June 30, 2012, product revenues decreased primarily a result of lower sales of our UC group systems products, and to a lesser extent lower revenues from our UC platform products, which was partially offset by increased sales of our UC personal devices.

Our Americas and APAC segment revenues increased by $5.3 million, or 3%, and $13.9 million, or 16%, respectively, while our EMEA segment revenues decreased by $1.2 million, or 2%, for the three months ended June 30, 2012 as compared to the same period in 2011. The decline in EMEA was driven by a difficult macro environment that resulted in lower than anticipated revenues. The overall increase in revenues for the three months ended June 30, 2012 was driven primarily by increases in China, Canada, the United States and Germany, partially offset by decreases in Brazil, the Nordic countries, France, and the United Kingdom. For the six months ended June 30, 2012, our Americas, APAC and EMEA segment revenues increased by $10.8 million, or 3%, $13.6 million, or 8%, and $19.2 million or 11%, respectively, as compared to the same period in 2011. The overall increase in revenues for the six months ended June 30, 2012, was driven primarily by increases in China, the United States, Canada, Turkey, and Russia, partially offset by decreases in Brazil, the Nordic countries, Australia and Spain. On a year-over-year basis, product revenues declined during both the three and six months ended June 30, 2012 in our Americas and EMEA segments, but increased in our APAC segment, while services revenues increased in all our segments.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase
$ in thousands	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
UC group systems	$251,713	$235,937	7%	$492,202	$464,880	6%
UC personal devices	$42,912	$44,435	(3)%	$88,365	$82,463	7%
UC platform	$63,875	$60,196	6%	$123,644	$113,350	9%

Total revenues	$358,500	$340,568	5%	$704,211	$660,693	7%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The increases in UC group systems in both the three and six months ended June 30, 2012 of $15.8 million, or 7%, and $27.3 million, or 6%, respectively, when compared to the corresponding periods in 2011, were primarily driven by increases in sales of our immersive telepresence services in all our geographic segments as a result of the HPVC acquisition and due to increases in sales of our group video and voice products and related services in the APAC segment. These increases were partially offset by decreases in group video products and related services in our EMEA and Americas segments and in group voice products and related services in our Americas segment during the three and six months ended June 30, 2012 as compared to the corresponding periods in 2011. Our group voice products and related services revenues in the EMEA segment decreased in the three months ended June 30, 2012, but increased in the six months ended June 30, 2012, when compared to the corresponding periods in 2011.

UC personal devices include desktop video devices and desktop voice and the related service elements. The decrease in revenues from UC personal devices in the three months ended June 30, 2012 of $1.5 million, or 3%, when compared to the corresponding period in 2011, was primarily due to decreased desktop voice product and related services revenues in our APAC segment, and to a lesser extent, decreases in revenues from desktop video product and related services in our EMEA segment. Revenues from UC personal devices were essentially flat in the Americas segment in the three months ended June 30, 2012, as compared to the same period in the prior year, with increases in desktop voice products and related services essentially offsetting the decrease in revenues from desktop video products and related services. The increase in revenues from our UC personal devices in the six months ended June 30, 2012 of $5.9 million or 7%, as compared to the same period in the prior year, was due to increased sales of our desktop voice products in our Americas and EMEA segments. These increases were partially offset by decreases in revenues from desktop video products and related services in the Americas, EMEA and APAC segments.

UC platform, which we previously referred to as “network infrastructure”, includes our RealPresence® Platform hardware and software products and the related service elements. The increases in UC platform revenues in the three and six months ended June 30, 2012 of $3.7 million and $10.3 million, respectively, when compared to the corresponding periods in 2011, were driven primarily by increased revenues from our UC platform products and related services in our APAC segment, partially offset by a decrease in our EMEA segment as compared to the same periods in the prior year. The UC platform revenues in our Americas segment remained flat in the three months ended June 30, 2012 compared to the corresponding period in the prior year, but increased in the six months ended June 30, 2012 compared to the corresponding period in the prior year, which also contributed to the overall increase in UC platform revenues in the six months ended June 30, 2012.

Cost of Revenues and Gross Margins

	Three Months Ended		Increase/ (Decrease)	Six Months Ended		Increase/ (Decrease)
$ in thousands	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Product Cost of Revenues	$109,498	$108,112	1%	$214,628	$206,495	4%
% of Product Revenues	40%	38%	2pts	40%	38%	2pts
Product Gross Margins	60%	62%	(2)pts	60%	62%	(2)pts
Service Cost of Revenues	$35,080	$21,479	63%	$69,324	$44,435	56%
% of Service Revenues	41%	37%	4pts	41%	40%	1 pt
Service Gross Margins	59%	63%	(4)pts	59%	60%	(1)pt
Total Cost of Revenues	$144,578	$129,591	12%	$283,952	$250,930	13%
% of Total Revenues	40%	38%	2pts	40%	38%	2pts
Total Gross Margins	60%	62%	(2)pts	60%	62%	(2)pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.8 million and $0.5 million for the three months ended June 30, 2012 and 2011, and $1.8 million and $1.1 million for the six months ended June 30, 2012 and 2011, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins decreased by 2 percentage points in the three months and six months ended June 30, 2012, respectively, as compared to the same periods in 2011, due to lower than expected product sales volumes and increases in stock-based compensation expenses, freight costs, amortization of purchased intangibles and royalties. These increases were partially offset by lower warranty expense recorded in the three and six months ended 2012, respectively, as compared to the same periods in 2011. From a segment perspective, product gross margins in the three and six months ended June 30, 2012 decreased in our APAC segment and increased in our Americas and EMEA segments as compared to the same periods in 2011.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation of $1.7 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and of $3.0 million and $1.5 million for the six months ended June 30, 2012 and 2011, respectively.

Overall, service gross margins decreased by 4 percentage points in the three months ended June 30, 2012, as compared to the corresponding period in the prior year. The decrease was primarily due to the lower margin managed services business we acquired as part of the HPVC acquisition in 2011. Direct spending costs increased primarily as a result of increased headcount-related costs, including stock-based compensation costs, as well as IT and facilities allocations as a result of a 27% increase in services organization headcount from June 30, 2011 to June 30, 2012. These increases were primarily due to the HPVC acquisition. Service gross margins decreased slightly in the six months ended June 30, 2012, as compared to the same period in 2011 as costs in the delivery of service were slightly higher than the associated increase in service revenues. Service gross margins were down for the three and six month periods ended June 30, 2012, respectively, in the EMEA and APAC segments, but were up in the Americas segment as compared to the same periods in the prior year.

We expect gross margins to decrease slightly in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; the extent to which new services sales accompany our product sales, as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; the potential of royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings; increasing costs for freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; warranty and recall costs and the timing of sales. In addition, we may experience higher prices on commodity components that are included in our products. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower-than-anticipated revenues.

Sales and Marketing Expenses

	Three Months Ended		Increase	Six Months Ended		Increase
$ in thousands	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Expenses	$118,021	$105,281	12%	$230,188	$204,102	13%
% of Revenues	33%	31%	2pts	33%	31%	2pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $9.7 million and $6.4 million for the three months ended June 30, 2012 and 2011, respectively, and of $17.3 million and $11.1 million for the six months ended June 30, 2012 and 2011, respectively.

Sales and marketing expenses increased by $12.7 million or 12% and increased by 2 percentage points as a percentage of revenues for the three months ended June 30, 2012 as compared to the same period in 2011. Sales and marketing expenses increased by $26.1 million or 13% and increased by 2 percentage points as a percentage of revenues for the six months ended June 30, 2012 as compared to the same period in 2011. The increase in sales and marketing expenses in absolute dollars was due primarily to increased headcount and compensation-related costs, including commissions and stock-based compensation costs. Sales and marketing headcount increased by 7% as of June 30, 2012 as compared to June 30, 2011. The allocation of IT costs also increased as a result of headcount increases. Other factors contributing to the increase in sales and marketing expenses include increases in outside services, travel and entertainment expenses, and recruitment, partially offset by a decrease in spending on marketing programs.

We expect our sales and marketing expenses to increase modestly in absolute dollars in the near term as we make targeted investments in sales and marketing expected to extend our market reach and grow our business in support of our key strategic initiatives surrounding increasing our strategic partnerships as part of our UC ecosystem and developing and marketing cloud-based and mobile UC solutions, our RealPresence® Platform and other innovations that are expected throughout 2012. Expenses will also fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved.

Forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates.

Research and Development Expenses

	Three Months Ended		Increase	Six Months Ended		Increase
$ in thousands	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Expenses	$49,726	$46,609	7%	$99,428	$87,896	13%
% of Revenues	14%	14%	—	14%	13%	1%

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $4.9 million and $3.6 million for the three months ended June 30, 2012 and 2011, respectively, and of $9.4 million and $5.9 million for the six months ended June 30, 2012 and 2011, respectively.

Research and development expenses increased by $3.1 million or 7%, for the three months ended June 30, 2012 and increased by $11.5 million or 13 % for the six months ended June 30, 2012 when compared to the corresponding periods in 2011. Research and development expenses remained relatively constant as a percentage of revenues for the three months ended June 30, 2012 as compared to the same period in 2011. Research and development expenses as a percentage of revenues increased by 1 % for the six months ended June 30, 2012 as compared to the same period in 2011. The increases in absolute dollars for both the three and six months ended June 30, 2012, as compared to the same periods in 2011, were primarily due to increased headcount and compensation-related costs and increased development expenses in support of our key strategic initiatives, including our strategic partnerships as part of our UC ecosystem, cloud-based and mobile UC solutions and UC platform products. Research and development headcount increased by 10% as of June 30, 2012 in comparison to June 30, 2011.

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

General and Administrative Expenses

	Three Months Ended		Increase	Six Months Ended		Increase
$ in thousands	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Expenses	$23,682	$20,874	13%	$44,999	$38,992	15%
% of Revenues	7%	6%	1pt	6%	6%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $5.5 million and $4.1 million for the three months ended June 30, 2012 and 2011, respectively, and of $8.8 million and $5.9 million for the six months ended June 30, 2012 and 2011, respectively.

General and administrative expenses increased by $2.8 million or 13% and increased by 1 percentage point as a percentage of revenues during the three months ended June 30, 2012, as compared to the same period in 2011. General and administrative expenses increased by $6.0 million or 15% and remained relatively constant as a percentage of revenues during the six months ended June 30, 2012, as compared to the same period in 2011. The increase in absolute dollars is primarily due to increased headcount of 9% as of June 30, 2012, as compared to June 30, 2011, and compensation-related costs, including stock-based compensation. The remaining increases in general and administrative expenses were due to increases in legal and bad debt expenses and allocation expenses based on headcount.

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

We expect that our general and administrative expenses will increase slightly in absolute dollar amounts in the near term, but could fluctuate depending on the level and timing of additional investments required to support our key strategic initiatives.

Amortization of Purchased Intangibles

In the three months ended June 30, 2012 and 2011, we recorded $2.5 million and $0.6 million, respectively, and in the six months ended June 30, 2012 and 2011, we recorded $4.8 million and $0.9 million, respectively, for amortization of purchased intangibles related to acquisitions. The increases are primarily due to amortization of purchased intangibles acquired from Accordent in the first quarter of 2011, HPVC in the third quarter of 2011, and from ViVu in the fourth quarter of 2011. Purchased intangible assets are being amortized over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended June 30, 2012 and 2011, we recorded $12.7 million and $0.9 million, respectively, and during the six months ended June 30, 2012 and 2011, we recorded $15.7 million and $3.5 million, respectively, in restructuring costs. The increases in restructuring costs relative to the comparative prior year periods were primarily due to the costs associated with the closure of our San Jose and Santa Clara, California facilities as part of the consolidation into our new headquarters location in San Jose, California, as well as restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

We currently expect to record restructuring charges through the fourth quarter of 2012 totaling between approximately $10 million and $11 million related to additional actions approved in July 2012 as a result of the elimination of approximately 4 percent of our global workforce, enabling us to focus resources on our product development and product launch initiatives. These charges and payments primarily relate to severance and other employee terminations benefits. In addition, we have plans to consolidate and eliminate certain facilities in order to reduce costs. As a result, we expect to record restructuring charges of approximately $2 million related to idle facilities upon vacating the facilities in the third quarter of 2012.

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

Acquisition-related Costs

We expense all acquisition and other transaction related costs as incurred. These costs generally include outside services for legal and accounting fees and other integration services. We have spent and will continue to spend significant resources identifying and acquiring businesses. In addition, we have incurred costs related to planning and executing the divestiture of our enterprise wireless solutions business that was announced in May 2012.

During the three and six months ended June 30, 2012, we recorded $3.5 million and $5.5 million of acquisition-related expenses, as compared to $2.0 million and $4.3 million of acquisition-related costs, respectively, for the same periods in the prior year. These increased costs were primarily due to legal and administrative expenses incurred in planning and executing the divestiture of our enterprise wireless solutions business.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees, and foreign exchange related gains and losses. Interest and other income (expense), net was a net expense of $1.0 million and $0.7 million during the three months ended June 30, 2012 and 2011, respectively. The increase in net expense of $0.3 million for the three months ended June 30, 2012 as compared to the corresponding period in 2011 was primarily due to an increase in foreign exchange losses.

Interest and other income (expense), net was a net expense of $2.8 million and $2.0 million during the six months ended June 30, 2012 and 2011, respectively. The increase in net expense of $0.8 million was primarily due to an increase in foreign exchange losses, partially offset by a decrease in losses on the impairment of investments and non-income related taxes and fees.

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

Provision for Income Taxes from Continuing Operations

The amounts related to discontinued operations have been excluded from the discussion below as discontinued operations are classified separately from all periods presented.

The following table presents the income tax expense from continuing operations and the effective tax rates:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Income tax expense from continuing operations (in thousands)	$509	$7,805	$2,359	$7,408
Effective tax rate	18.6%	23.0%	13.9%	10.9%

The effective tax rate differs from the U.S. federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world, partially offset by non-deductible stock compensation.

In the three months ended June 30, 2011, we recorded discrete items with a net tax impact of $0.5 million primarily due to an adjustment to tax reserves for a foreign income tax audit. In the six months ended June 30, 2011, we recorded a discrete benefit of $7.4 million, primarily due to a reserve release associated with the resolution of a multi-year tax audit. For the three and six months ended June 30, 2012, there was no material impact to the effective tax rate due to the recording of discrete tax items.

As of June 30, 2012, the amount of gross unrecognized tax benefits was $32.4 million all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2012 and 2011, we had approximately $1.9 million and $2.1 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that except for $3.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service (“IRS”) and other tax authorities, and in some cases we have received additional tax assessments. The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in current on-going tax examinations could be resolved within the next 12 months, based on the current facts and circumstances, we cannot estimate the timing of such resolution or the range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements. We do not expect any material settlements in the next 12 months, but the outcomes of these examinations are inherently uncertain.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 14 to our Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments included in income from continuing operations for the three and six months ended June 30, 2012 and 2011. Results from discontinued operations have been excluded from our segments, which primarily impacted the Americas and EMEA segments and to a lesser extent our APAC segment. The revenues and operating results relating to our discontinued operations have been restated from the prior period to conform to the current period presentation.

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

The following is a summary of the financial information for each of our segments for the three and six month periods ended June 30, 2012 and 2011 (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2012:
Revenues	$177,678	$80,419	$100,403	$358,500
% of total revenues	50%	22%	28%	100%
Contribution margin	74,365	32,281	47,528	154,174
% of segment revenues	42%	40%	47%	43%
As of June 30, 2012: Gross accounts receivable	110,955	60,090	79,531	250,576
% of total gross accounts receivable	44%	24%	32%	100%
For the three months ended June 30, 2011:
Revenues	$172,409	$81,665	$86,494	$340,568
% of total revenues	51%	24%	25%	100%
Contribution margin	71,092	32,578	42,812	146,482
% of segment revenues	41%	40%	49%	43%
As of December 31, 2011: Gross accounts receivable	96,318	77,975	71,659	245,952
% of total gross accounts receivable	39%	32%	29%	100%
For the six months ended June 30, 2012:
Revenues	$342,905	$173,720	$187,586	$704,211
% of total revenues	49%	25%	26%	100%
Contribution margin	142,475	72,292	83,423	298,190
% of segment revenues	42%	42%	44%	42%
For the six months ended June 30, 2011:
Revenues	$332,142	$160,153	$168,398	$660,693
% of total revenues	50%	24%	26%	100%
Contribution margin	134,942	62,518	83,210	280,670
% of segment revenues	41%	39%	49%	42%

AMERICAS

	Three Months Ended		Increase	Six Months Ended		Increase
$ in thousands	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Revenues	$177,678	$172,409	3%	$342,905	$332,142	3%
Contribution margin	$74,365	$71,092	5%	$142,475	$134,942	6%
Contribution margin as % of Americas revenues	42%	41%	1pt	42%	41%	1pt

Our Americas segment revenues increased by 3% in both the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011, particularly in the United States, Canada and Mexico. The increases in these countries were partially offset by decreases in Brazil. For the three months ended June 30, 2012, the increase over the comparable period in 2011 was driven primarily by increased UC group systems revenues, and to a lesser extent, increased revenues from UC personal devices and UC platform products and related services. The growth in UC group systems revenues was primarily the result of increased immersive telepresence service revenues as a result of the HPVC acquisition, which was partially offset by decreases in revenues from sales of our group voice and group video products and related services. For the six months ended June 30, 2012, the increase over the comparable period in 2011 was primarily the result of increased sales of our UC personal devices and UC platform products and related services, and to a lesser extent, increased UC group systems revenues. The year to date increase in UC group systems revenues was driven by increased immersive telepresence service revenues as a result of the HPVC acquisition, which was partially offset by a decrease in sales of group video and group voice products and related services.

In the three months ended June 30, 2012 and 2011, one channel partner in our Americas segment accounted for 28% and 27% of our Americas net revenues, respectively. In both the six months ended June 30, 2012 and 2011, one channel partner in our Americas segment accounted for 28% of our Americas net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of Americas segment revenues increased by 1 percentage point for both the three and six months ended June 30, 2012 as compared to the same periods in 2011. The increases in contribution margin as a percentage of revenues were primarily due to increases in gross margins while direct sales and marketing expenses as a percentage of revenues remained essentially flat. Direct sales and marketing expenses increased in absolute dollars but remained flat as a percentage of revenue. The increases in absolute dollars were due to increased headcount and the decrease, as a percentage of revenue, was primarily due to reduced spend on marketing programs.

EMEA

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase
$ in thousands	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Revenues	$80,419	$81,665	(2)%	$173,720	$160,153	8%
Contribution margin	$32,281	$32,578	(1)%	$72,292	$62,518	16%
Contribution margin as % of EMEA revenues	40%	40%	—	42%	39%	3pts

Our EMEA segment revenues decreased by 2% and increased by 8% in the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011. Revenues decreased during the three months ended June 30, 2012, as compared to the same period in the prior year, primarily due to lower sales of UC platform and UC personal devices, while remaining essentially flat in UC group systems. UC group systems revenues were flat due to the growth in immersive telepresence services revenues as a result of the HPVC acquisition essentially offsetting the decline in group video and group voice products and related services. The overall decline in EMEA segment revenues was primarily due to the current economic conditions in the region. Revenues were down specifically in the Nordic countries, France, the United Kingdom, and Eastern Europe, partially offset by increases in Germany and the Benelux region. The increase in revenues in the six months ended June 30, 2012, as compared to the same period in the prior year, was primarily driven by increased UC Group systems revenues primarily due to the growth in immersive telepresence revenues resulting from the HPVC business acquisition, and to a lesser extent, increases in group voice products and related services revenues. Revenues from UC personal devices also increased during the six months ended June 30, 2012 as compared to the prior year, while revenues from UC platform sales decreased. For the six months ended June 30, 2012, revenues increased year-over-year primarily in Germany, Middle East, Russia and the Benelux region, while decreasing in the Nordic countries and Eastern Europe.

In the three months ended June 30, 2012 and 2011, one channel partner in our EMEA segment accounted for 11% and 13% of our EMEA net revenues, respectively. In the six months ended June 30, 2012 and 2011, one channel partner in our EMEA segment accounted for 5% and 12% of our EMEA net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of EMEA segment revenues was flat and increased by 3 percentage points for the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The contribution margin as a percentage of revenue increased primarily due to an increase in gross margins, partially offset by an increase in sales and marketing expenses as a percentage of revenue. The increase in gross margins was primarily driven by a decrease in cost of products, partially offset by a reduction in services gross margins as a percentage of revenue.

APAC

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
$ in thousands	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Revenues	$100,403	$86,494	16%	$187,586	$168,398	11%
Contribution margin	$47,528	$42,812	11%	$83,423	$83,210	—
Contribution margin as % of APAC revenues	47%	49%	(2)pts	44%	49%	(5)pts

Our APAC segment revenues increased by 16% and 11% in the three and six months ended June 30, 2012, respectively, as compared with the same periods in 2011. Revenues from China and Southeast Asia contributed to the strong growth in APAC, partially offset by decreases in revenues in Australia. The increases in revenues were driven by increases in our UC group systems and UC platform revenues, partially offset by decreased revenues in UC personal devices. Increases in UC group systems revenues in APAC were primarily driven by increased immersive telepresence product and services revenues due primarily to the HPVC acquisition, and to a lesser extent, increases in group video and group voice products and related services revenues. UC platform revenues growth was a result of increased sales of the products and services that comprise our RealPresence® platform. Decreases in UC personal devices revenues were primarily driven by decreased desktop voice sales.

In the three months ended June 30, 2012 and 2011, two channel partners in our APAC segment, in aggregate, accounted for 34% and 32% of our APAC net revenues, respectively. In the six months ended June 30, 2012 and 2011, two channel partners in our APAC segment, in aggregate, accounted for 19% and 34% of our APAC net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of APAC segment revenues decreased by 2 and 5 percentage points in the three and six months ended June 30, 2012, respectively, as compared to the same periods in 2011. The contribution margin as a percentage of revenue decreased primarily due to decreased gross margins and an increase in direct sales and marketing expenses as a percentage of revenues. The decreases in gross margins were driven primarily by a product mix shift and increased discounting. Direct sales and marketing expenses increased primarily due to increased headcount.

Discontinued Operations

On May 10, 2012, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC, a Delaware limited liability corporation (“Mobile Devices”), pursuant to which we will divest EWS to an affiliate of Sun Capital Partners, Inc. Per the terms of the purchase agreement, Mobile Devices will acquire SpectraLink Corporation (“SpectraLink”), a wholly-owned subsidiary of Polycom, by purchasing all of the outstanding stock of SpectraLink from Polycom. Mobile Devices will pay consideration consisting of approximately $110.0 million in cash, subject to adjustment for cash, debt and working capital as set forth in the purchase agreement, plus up to an additional $4.0 million in cash subject to certain conditions. The decision to divest EWS reflects our focus on initiatives that extend our leadership in our core unified communications business. The products and services that comprise our core unified communications business have historically experienced stronger sales growth and higher gross margins than our EWS products and services. Our EWS product portfolio, which was previously included in our UC personal product category, includes Wi-Fi and DECT handsets, related infrastructure and accessories, which were primarily sold in our Americas and EMEA segments. We are working to close this transaction during the second half of 2012. As a result, we have reported the results of operations and financial position of EWS as discontinued operations within the condensed consolidated statements of operations and balance sheets for all periods presented. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our discontinued operations.

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$20,787	$25,042	$42,544	$49,081

Income from discontinued operations	6,403	4,199	10,427	5,044
Provision for income taxes	2,090	1,820	3,362	3,124

Income from discontinued operations, net of taxes	$4,313	$2,379	$7,065	$1,920

Revenues from discontinued operations for the three months ended June 30, 2012 were $20.8 million, a decrease of $4.3 million, or 17%, over the same period in 2011. Total revenues for the six months ended June 30, 2012 were $42.5 million, a decrease of $6.5 million, or 13% over the same period in 2011. Wireless revenues were down in the Americas and EMEA segments, as compared to the prior year periods. Revenues in our APAC segment were not significant.

Income from discontinued operations increased by $2.2 million and by $5.4 million in the three month and six month periods ended June 30, 2012, respectively, as compared to the same periods in the prior year. The increases were primarily due to improvements in gross margin. The improvement in the wireless gross margins was due to a lower mix of sales of lower margin products. Operating expenses of discontinued operations decreased by $1.4 million and by $2.3 million in the three and six month periods ended June 30, 2012, respectively, as compared to the same periods in the prior year, as we have continued to reduce spending in our wireless business as a result of a smaller revenue base in our wireless products.

Liquidity and Capital Resources

As of June 30, 2012, our principal sources of liquidity included cash and cash equivalents of $394.7 million, short-term investments of $177.4 million and long-term investments of $42.9 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 9 of Notes to our Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $3.7 million, the majority of which are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $210.4 million as of June 30, 2012, and the remaining $404.5 million was held by various foreign subsidiaries outside of the United States.

If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities of combined continuing and discontinued operations totaling $73.4 million in the six months ended June 30, 2012, as compared to $130.9 million in the comparable period of 2011. The decrease in cash provided from operating activities for the six months ended June 30, 2012 as compared to the same period in 2011 was due primarily to decreased net income after adjustment of non-cash expenses, decreased accounts payables and a smaller increase in accrued liabilities.

The total net change in cash and cash equivalents for the six months ended June 30, 2012 was an increase of $19.4 million. The primary sources of cash were $73.4 million from operating activities, $15.1 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $5.6 million in excess tax benefits from stock-based compensation. The primary uses of cash during this period were $35.5 million for purchases of property and equipment, $30.8 million for share repurchases and $3.9 million of net purchases of investments. The positive cash from operating activities was primarily the result of net income, adjusted for non-cash expenses and other items (such as depreciation, amortization, inventory write-downs for excess and obsolescence, losses on disposals of property and equipment and non-cash stock-based compensation). Partially offsetting the positive effect of these items were increases in inventories, deferred taxes, prepaid expenses and other assets, and a decrease in accounts payable.

Our days sales outstanding (“DSO”) metric was 54 days at June 30, 2012 and 46 days at June 30, 2011. The increase in DSO is due in part to our second quarter 2012 revenue linearity, increased international revenue and a resulting increase in international receivables, which typically have longer payment terms. We expect international revenues to become an increasing portion of our total revenues which, as a result, could continue to impact our DSO. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.8 turns at June 30, 2012, as compared to 5.6 turns at June 30, 2011. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

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

From time to time, the Board of Directors approves plans to purchase shares of our common stock in the open market. During the three and six months ended June 30, 2012, we purchased 1.7 million shares in the open market for $20.0 million. We did not purchase any shares of our common stock in the open market during the three and six months ended June 30, 2011. Our Board of Directors has approved an increase in our current share repurchase authorization to include net proceeds from the anticipated sale of EWS of up to approximately $104 million, contingent upon completion of the transaction and receipt of the net proceeds from the sale.

At June 30, 2012, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $186.5 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $3.7 million, the majority of which are to secure the leases on some of our offices.

The table set forth below shows, as of June 30, 2012, the future minimum lease payments due under our current lease obligations. There was no sublease income netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2012 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Costs	Other Long-Term Liabilities	Purchase Commitments
Remainder of 2012	$9,381	$1,611	$—	$183,845
2013	23,393	3,198	2,865	2,671
2014	26,477	2,444	3,495	6
2015	22,252	1,773	2,736	—
2016	19,783	1,431	3,966	—
Thereafter	70,287	2,417	7,333	—

Total payments	$171,573	$12,874	$20,395	$186,522

As discussed in Note 15 of our Notes to Condensed Consolidated Financial Statements, at June 30, 2012, we have unrecognized tax benefits, including related interest, totaling $34.3 million, $3.6 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2012 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three and six months ended June 30, 2012.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2012. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at June 30, 2012 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 6/30/2011	+50 BPS	+100 BPS	+150 BPS
$221,144	$220,854	$220,564	$220,275	$219,985	$219,695	$219,405

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Brazilian Real, Euro, British Pound, Israeli Shekel, Japanese Yen, and Mexican Pesos relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to execute hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of June 30, 2012, we had outstanding forward exchange contracts to sell 1.3 million Brazilian Real at 2.07, sell 14.1 million Euros at 1.23, sell 2.5 million British Pounds at 1.54, sell 6.3 million Israeli Shekels at 4.02, sell 172.3 million Japanese Yen at 78.6, and sell 6.2 million Mexican Pesos at 14.3. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of June 30, 2012, we also had net outstanding foreign exchange contracts to sell 32.7 million Euros at 1.38, buy 0.02 million British Pounds at 1.60 and buy 18.9 million Israeli Shekels at 3.46. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of June 30, 2012, we had net outstanding foreign exchange contracts to buy 1.3 million Euros at 1.19, buy 2.9 million British Pounds at 1.58 and buy 6.6 million Israeli Shekels at 3.77. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of June 30, 2012, we also had net outstanding foreign exchange contracts to sell 42.8 million Euros at 1.32, sell 0.2 million British Pounds at 1.49 and buy 56.0 million Israeli Shekels at 3.79. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of June 30, 2012, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 10 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Competition that we face in the Americas, EMEA, and Asia Pacific for our UC solutions products is intense and it will likely intensify and could place increased pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Logitech, Avaya (including RADVISION, which was acquired by Avaya), and Huawei. We also compete with other smaller or new industry entrants.

Our competitive landscape continues to rapidly evolve as we move into new markets for video collaboration such as mobile, social, and cloud-delivered video. Our competitors also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architecture such as Skype and Apple FaceTime. Other offerings such as Cisco Systems’ Jabber, Avaya’s Flare-based ADVD, and Citrix Systems’ GoToMeeting with HD Faces also represent new competitive developments for Polycom. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing, which will correspondingly have a negative impact on our revenues, operating margins, and our ability to effectively compete against these companies.

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

•

be successful in multiple markets with differing requirements, including, but not limited to, the enterprise, small-to-medium sized businesses (SMB), mobile video, social video, subscription-based video delivered from the cloud and service provider markets;

•	introduce new products and solutions in a timely manner;

•	reduce production and service costs;

•	provide required functionality such as security, reliability, and scalability;

•	ensure investment protection through interoperability and backwards- and forwards-compatibility with other UC systems and solutions;

•

continue differentiation through open standards and broad interoperability of our infrastructure in complex environments where integration with other third-party technologies, such as Microsoft Lync, is critical;

•	successfully integrate our products with, and operate our products on, existing customer platforms;

•	gain market presence and brand recognition;

•	extend credit to our partners;

•	conform to open standards;

•	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC solutions and mobility and consumer solutions; and

•	successfully address the transition in the market from point product to solution selling.

Our competitive environment also differs by geography. Cisco Systems is our primary global competitor and is active in all theaters and categories in which we compete. We also compete globally with ClearOne Communications with respect to certain UC personal and UC group products. In the Asia Pacific region, the competitive landscape also includes China-based competitors such as Huawei, ZTE Corporation, and other competitors in the region including Sony and Grandstream Communications.

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

Strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. For instance, we now compete against Cisco Systems due to its acquisition of Tandberg ASA, previously our largest independent competitor. As a result, we now compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and an expanded video communications solutions product line. This product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya acquired Konftel in January 2011 and acquired RADVISION in June 2012, and LifeSize, which was acquired by Logitech, announced a partnership with Alcatel-Lucent in April 2010. These consolidations and partnerships have resulted in increased competition and pricing pressure for our UC solutions, which could also negatively impact our future results of operations, as the newly-combined entities have greater financial resources, deeper mass market sales channels and greater pricing flexibility than the standalone entities. Any such acquisitions by a strategic partner could also limit the potential contribution of our strategic relationships to our business, restrict our ability to provide interoperable features in our products and restrict our ability to form strategic relationships with these companies in the future, any of which could result in decreases in both revenues and gross margins and harm our business.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Despite our growth in total revenues in 2011 and in the six months ended June 30, 2012 as compared to the same periods in the prior years, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis in Europe and domestic debt and budget issues continue to create uncertainty and unpredictability, have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including without limitation our near-term revenue and profitability outlook. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. For example, in the second quarter of 2012, we saw weakening demand in Europe and our EMEA segment revenues declined year-over-year by 2%, whereas our EMEA segment revenues had grown year-over-year for the preceding nine quarters. Further, we have recently seen slower growth than anticipated in China and other growth markets, which we believe is due in part to economic factors. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

Our year-over-year revenue growth rates in North America declined in 2011, and the revenues generated in North America in the fourth quarter of 2011 declined sequentially from the third quarter of 2011, and our year-over-year growth rates in North America were at the lowest level since the fourth quarter of 2009. We have made changes impacting the leadership and structure of our sales organization in North America that are intended to realign and optimize the performance of the region, and we are continuing to make changes that impact this region. While the intent of these changes is to replicate the model that we have successfully implemented in EMEA and APAC, there can be no assurance that these changes will positively impact our future revenue performance in North America. Further, such actions have caused disruptions to our business, which could impact our ability to execute successfully in the short-term and ultimately may not yield the intended benefits in the longer term. If the changes are not as successful as we have planned, our revenues and results of operations will be harmed.

We face risks associated with developing and marketing our products, including new product development and new product lines.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from pure premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or over the web, evolving industry standards and frequent new product introductions, including an increased emphasis on software products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business adoption of UC, we are expanding our focus to capture opportunities within emerging markets including mobile, SMBs, and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these marketplaces, then our revenues may not grow as anticipated, we may devote significant financial and other resources to these areas, and our business may ultimately be harmed. For example, we recently launched Polycom® RealPresence® Mobile and are at the early stages of the formation of our relationships with Samsung, Motorola, Apple, HTC, and others with respect to defining our mobility product offerings. Given the competitive nature of the mobility industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues. Further, we are sponsoring the OVCC to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The OVCC may not be as successful as we have planned, which could negatively impact our ability to deliver solutions for these markets.

The success of our new products depends on several factors, including proper new product definition, product cost, services infrastructure for cloud-delivery, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, our ability to price our products competitively while maintaining favorable product margins, differentiation of new products from those of our competitors, market acceptance of these products and the ability to sell our products to customers as comprehensive UC solutions. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support.

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

Our product development groups are dispersed throughout the United States and other international locations such as China, India and Israel. Our need to manage large and geographically dispersed product development groups in our product lines results in certain inefficiencies and increased product development costs and creates an increased risk of delays in new product introductions.

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

Further, we continually evaluate our product lines both strategically and in terms of potential growth rates and margins. Such evaluations could result in the discontinuance or divestiture of those products in the future, which could be disruptive and costly and may not yield the intended benefits. For example, in May 2012 we entered into an agreement to divest our enterprise wireless solutions business.

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

In addition to our historical acquisitions, we have acquired a number of new businesses including most recently, ViVu, the assets of HPVC and Accordent in 2011. As of June 30, 2012, our goodwill attributable to continuing operations was approximately $553.1 million and other purchased intangible assets attributable to continuing operations was approximately $63.9 million, which together represent a significant portion of the assets recorded on our consolidated balance sheets. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. As of June 30, 2012, our investments in private companies were valued at $2.0 million. We recorded $0.1 million in impairment charges, net of recoveries, during the year ended December 31, 2011 in interest and other income/(expense), net. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write-down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first and third quarters. For example, the first quarter of the year is typically the least predictable quarter of the year for us and there is generally a slowdown for sales of our products in the European region in the third quarter of each year. Further, the timing of fiscal year ends for our government and enterprise customers may result in significant fluctuations from quarter to quarter. Seasonal fluctuations could negatively affect our business, which could cause our operating results to fall short of anticipated results for such quarters. The typical third quarter slowdown in sales in Europe may be more pronounced in the third quarter of 2012 than we have historically experienced as a result of the combined effect of seasonality and the current economic conditions in Europe.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, since the second quarter of 2011, we have experienced a higher percentage of our bookings and resulting revenue in the third month of the quarter than in comparable periods in 2010. For example, in the second quarter of 2012, approximately 51% of our quarterly revenues were recognized in the third month of the quarter, as compared to 49% in the third month of the second quarter of 2011. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. For example, in the second quarter of 2012, international revenues from continuing operations represented 58% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

•	adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in EMEA and the recent elongated sales cycles we have seen in China;

•	potential foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;

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

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, such as we have seen in the Euro and British Pound in 2010, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our program, in the first, second, and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million, and $0.3 million, respectively, as compared to increases in operating income in the fourth quarter of 2011, and the first and second quarters of 2012 by $0.3 million, $1.1 million, and $2.2 million, respectively.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. For example, we recently made changes impacting our sales leadership and organizational structure in North America. In addition, we previously announced the retirement of our Chief Financial Officer and the appointment of a new Chief Operating Officer and Chief Financial Officer that took effect on February 21, 2012. As these new executives and sales leaders assess their areas of responsibilities and define their organizations, it will likely result in disruption to the business and additional organizational changes or restructuring actions and charges. Future changes to our executive and senior management teams, including new executive hires or departures, or other organizational changes implemented by our executive leadership team, could cause disruption to the business and have an impact on our ability to execute successfully in future periods, particularly with respect to the execution of our go-to-market strategy and the expected resulting revenues, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

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

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions resulted in charges to operations of $15.7 million, $9.4 million and $8.1 million that we recorded as restructuring costs during the six months ended June 30, 2012 and the years ended December 31, 2011 and 2010, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write-down the value of our investments. For the quarter ended June 30, 2012, we did not recognize any other-than-temporary impairment or losses on our investments.

With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments to mitigate these risks. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first, second, and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million, and $0.3 million, respectively, as compared to increases in operating income in the fourth quarter of 2011, and the first quarter and second quarters of 2012 by $0.3 million, $1.1 million, and 2.2 million, respectively.

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

Changing laws, regulations and standards, including those relating to corporate governance, anticorruption and public disclosure such as the Dodd-Frank Wall Street Reform and Consumer Protection Act, the UK Bribery Act, and newly enacted SEC regulations, have created additional compliance requirements for companies such as ours. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities. While we believe we are compliant with laws and regulations in jurisdictions where we do business, we must continue to monitor and assess our compliance in the future. In addition, given the growth and expansion of our business, we must continue to expand our compliance procedures. Any failures in these procedures in the future could result in time consuming and costly activities, potential fines and penalties, and diversion of management time, all of which could hurt our business.

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

Over the past few years, we have made significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions have grown as a percentage of our revenues, accounts receivable balances have increased as compared to previous years, and we expect this trend to continue. As a result, we have seen our days sales outstanding increase. For example, our days sales outstanding in the second quarter of 2012 was 54 days as compared to 46 days in the second quarter of 2011. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. Either a delay in collections or bankruptcy would harm our cash flow and days sales outstanding performance.

In addition, as we manage our business and focus on shorter shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. We believe inventory turns will continue to fluctuate depending upon our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and the mix of ocean freight versus air freight.

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

•

failure of our future operating results to meet expectations of stock market analysts or investors, which is inherently subject to greater risk and uncertainty as expectations increase, or any financial guidance we may provide to the market;

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

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended June 30, 2012, as adjusted for the stock split:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
4/1/12 to 4/30/12	242	$14.00	—	$78,053,000
5/1/12 to 5/31/12	1,826,808	$11.53	1,742,703	$58,053,000
6/1/12 to 6/30/12	824	$10.77	—	$58,053,000

Total	1,827,874	$11.53	1,742,703

(1)	Includes 85,171 shares repurchased in April through June 2012 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, the Company’s Board of Directors approved a share repurchase plan under which the Company at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of June 30, 2012, the Company was authorized to purchase up to an additional $58.1 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized. The Company’s Board of Directors has approved an increase in its current share repurchase authorization to include net proceeds of up to approximately $104 million from the anticipated sale of EWS, contingent upon completion of the transaction and receipt of the net proceeds from the sale.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Costs Associated with Exit or Disposal Activities

In July 2012, the Company approved a restructuring plan that includes the elimination of approximately 4 percent of the Company’s global workforce, with the majority of the reductions taking effect in the third quarter of 2012. The Company is eliminating these positions primarily to focus resources on the Company’s product development and product launch initiatives. The Company currently expects to record restructuring charges and make cash payments resulting from these actions totaling between approximately $10 million and $11 million through the fourth quarter of 2012. These charges and payments primarily relate to severance and other employee termination benefits. In addition, the Company plans to consolidate and eliminate certain facilities in order to reduce costs. As a result, the Company expects to record restructuring charges of approximately $2 million related to idle facilities upon vacating the facilities in the third quarter of 2012.

Item 6.	EXHIBITS

Exhibit No.	Description

2.1(1)	Purchase and Sale Agreement by and between Registrant and Mobile Devices Holdings, LLC, dated May 10, 2012.

10.1(1)*	Form of Performance Share Agreement for Officers.

10.2(1)*	Form of Performance Share Agreement for Non-Officers.

10.3(1)*	Form of Restricted Stock Unit Agreement for Officers.

10.4(1)*	Form of Restricted Stock Unit Agreement for Non-Officers.

10.5(1)*	Form of Stock Option Agreement for Officers.

10.6(1)*	Form of Stock Option Agreement for Non-Officers.

10.7(1)	Lease Agreement by and between Registrant and Legacy III SJ America Center I, LLC, dated August 4, 2011, regarding the space located at 6001 America Center Drive, San Jose, California.

10.8*	Amended and Restated Performance Bonus Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 25, 2012).

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2012

POLYCOM, INC.

/s/ ANDREW M. MILLER
Andrew M. Miller
President and Chief Executive Officer
(Principal Executive Officer)

/S/ ERIC F. BROWN
Eric F. Brown
Chief Operating Officer, Chief Financial Officer, and
Executive Vice President
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Senior Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Purchase and Sale Agreement by and between Registration and Mobile Devices Holdings, LLC, dated May 10, 2012.

10.1(1)*	Form of Performance Share Agreement for Officers.

10.2(1)*	Form of Performance Share Agreement for Non-Officers.

10.3(1)*	Form of Restricted Stock Unit Agreement for Officers.

10.4(1)*	Form of Restricted Stock Unit Agreement for Non-Officers.

10.5(1)*	Form of Stock Option Agreement for Officers.

10.6(1)*	Form of Stock Option Agreement for Non-Officers.

10.7(1)	Lease Agreement by and between Registrant and Legacy III SJ America Center I, LLC, dated August 4, 2011, regarding the space located at 6001 America Center Drive, San Jose, California.

10.8*	Amended and Restated Performance Bonus Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 25, 2012).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.