Form 10-Q
period 2012-09-30
POLYCOM INC
filed 2012-10-31
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

There were 175,433,370 shares of the Company’s Common Stock, par value $.0005, outstanding on October 19, 2012.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$415,558	$375,241
Short-term investments	167,639	159,426
Trade receivables, net of allowance for doubtful accounts of $2,644 and $1,732 at September 30, 2012 and December 31, 2011, respectively	189,778	210,804
Inventories	102,842	93,284
Deferred taxes	46,820	37,282
Prepaid expenses and other current assets	42,990	51,241
Assets held for sale	64,048	67,130

Total current assets	1,029,675	994,408
Property and equipment, net	138,156	126,884
Long-term investments	45,204	56,772
Goodwill	553,508	552,699
Purchased intangibles, net	59,424	70,422
Deferred taxes	25,981	23,356
Other assets	21,852	20,264

Total assets	$1,873,800	$1,844,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$84,637	$110,719
Accrued payroll and related liabilities	34,723	38,546
Deferred revenue	154,531	138,486
Other accrued liabilities	56,575	59,288
Liabilities held for sale	13,252	14,119

Total current liabilities	343,718	361,158
Non-current liabilities
Deferred revenue	89,028	82,898
Taxes payable	12,142	16,813
Deferred taxes	376	558
Other non-current liabilities	19,661	13,262

Total non-current liabilities	121,207	113,531

Total liabilities	464,925	474,689
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 175,424,419 shares at September 30, 2012 and 176,316,968 shares at December 31, 2011	38	40
Additional paid-in capital	1,303,915	1,246,201
Retained earnings	102,376	118,265
Accumulated other comprehensive income	2,546	5,610

Total stockholders’ equity	1,408,875	1,370,116

Total liabilities and stockholders’ equity	$1,873,800	$1,844,805

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Product revenues	$247,058	$284,872	$780,611	$834,589
Service revenues	88,334	70,394	258,991	181,370

Total revenues	335,392	355,266	1,039,602	1,015,959

Cost of revenues:
Cost of product revenues	102,235	112,594	316,863	319,089
Cost of service revenues	36,799	28,131	106,123	72,566

Total cost of revenues	139,034	140,725	422,986	391,655

Gross profit	196,358	214,541	616,616	624,304

Operating expenses:
Sales and marketing	117,853	111,326	348,041	315,428
Research and development	53,997	51,000	153,425	138,896
General and administrative	27,376	22,039	72,375	61,031
Amortization of purchased intangibles	2,512	1,933	7,318	2,869
Restructuring costs	6,171	1,264	21,829	4,739
Acquisition-related costs	6,334	3,578	11,793	7,924

Total operating expenses	214,243	191,140	614,781	530,887

Operating income (loss)	(17,885)	23,401	1,835	93,417
Interest and other expense, net	(230)	(1,443)	(3,010)	(3,449)

Income (loss) from continuing operations before provision for income taxes	(18,115)	21,958	(1,175)	89,968
Provision for (benefit from) income taxes	(3,384)	2,382	(1,025)	9,790

Net income (loss) from continuing operations	(14,731)	19,576	(150)	80,178
Income from discontinued operations, net of taxes	645	4,144	7,710	6,063

Net income (loss)	$(14,086)	$23,720	$7,560	$86,241

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.08)	$0.11	$0.00	$0.45
Income per share from discontinued operations, net of taxes	$0.00	$0.02	$0.04	$0.03

Basic net income (loss) per share	$(0.08)	$0.13	$0.04	$0.49

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.08)	$0.11	$0.00	$0.44
Income per share from discontinued operations, net of taxes	$0.00	$0.02	$0.04	$0.03

Diluted net income (loss) per share:	$(0.08)	$0.13	$0.04	$0.47

Number of shares used in computation of net income per share:
Basic	176,847	177,249	177,331	176,325

Diluted	176,847	182,519	177,331	181,816

Note that earnings per share amounts for continuing operations, discontinued operations and net income (loss), as presented above, are calculated individually and may not sum due to rounding differences. As a result of the net loss from continuing operations for the three and nine month periods ended September 30, 2012, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share for those periods as their effect was anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
Net income (loss)	$(14,086)	$23,720	$7,560	$86,241
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	694	(2,993)	(453)	1,040
Unrealized gains/(losses) on investments:
Unrealized holding gains/losses arising during the period	52	(84)	(8)	(17)
Net gains/losses reclassified into earnings	(3)	(9)	(3)	(22)

Net unrealized gains/(losses) on investments	49	(93)	(11)	(39)
Unrealized gains/(losses) on hedging securities:
Unrealized hedge gains/losses arising during the period	(751)	5,134	789	(579)
Net gains/losses reclassified into earnings for revenue hedges	(944)	932	(7,263)	7,230
Net gains/losses reclassified into earnings for expense hedges	817	(647)	3,874	(4,101)

Net unrealized gains/(losses) on hedging securities	(878)	5,419	(2,600)	2,550

Other comprehensive income (loss)	(135)	2,333	(3,064)	3,551

Comprehensive income (loss)	$(14,221)	$26,053	$4,496	$89,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$7,560	$86,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	45,592	38,732
Amortization of purchased intangibles	15,878	14,943
Provision for doubtful accounts	800	—
Provision for excess and obsolete inventories	5,297	6,189
Non-cash stock-based compensation	66,256	46,583
Impairment of private company investments	—	500
Excess tax benefits from stock-based compensation	(9,587)	(13,330)
Loss on disposal of property and equipment	3,502	738
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	20,435	(49,553)
Inventories	(13,858)	1,261
Deferred taxes	(12,947)	(1,383)
Prepaid expenses and other assets	3,058	(4,705)
Accounts payable	(31,552)	9,466
Taxes payable	1,032	11,553
Other accrued liabilities and deferred revenue	19,958	30,395

Net cash provided by operating activities	121,424	177,630

Cash flows from investing activities:
Purchases of property and equipment	(51,979)	(45,404)
Purchases of investments	(212,377)	(306,199)
Proceeds from sale of investments	37,794	31,687
Proceeds from maturity of investments	178,162	235,412
Net cash paid in purchase acquisitions	(4,583)	(139,041)

Net cash used in investing activities	(52,983)	(223,545)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	24,362	40,495
Purchase and retirement of common stock	(62,073)	(43,082)
Excess tax benefits from stock-based compensation	9,587	13,330

Net cash (used in) provided by financing activities	(28,124)	10,743

Net increase (decrease) in cash and cash equivalents	40,317	(35,172)
Cash and cash equivalents, beginning of period	375,441	324,188

Cash and cash equivalents, end of period	$415,758	$289,016

These condensed consolidated statements of cash flows include combined cash flows from continuing operations along with discontinued operations. Beginning and end of period cash and cash equivalents balances both include $200 of cash included within “Assets held for sale” in the condensed consolidated balance sheets.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2012, the condensed consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2012 and 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 30, 2012 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

Certain prior year amounts have been reclassified to conform to the current year presentation as a result of the discontinued operations discussed in Note 3.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Form 10-K”). With the exception of the accounting standard update discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, that are of significance or potential significance to the Company.

Recent Accounting Pronouncements

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013, and early adoption is permitted. The Company is currently assessing the potential impact on the adoption of this guidance on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

On May 10, 2012, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC, a Delaware limited liability corporation (“Mobile Devices”), pursuant to which the Company will divest its enterprise wireless voice solutions (“EWS”) business to an affiliate of Sun Capital Partners, Inc. On October 22, 2012, the Purchase Agreement was amended (the “Amended Purchase Agreement”). Per the terms of the Amended Purchase Agreement, Mobile Devices will acquire SpectraLink Corporation (“SpectraLink”), a wholly-owned subsidiary of the Company, by purchasing all of the outstanding stock and an intercompany note of SpectraLink from the Company. The consideration set forth in the Amended Purchase Agreement shall consist of up to $110.0 million as follows: approximately $53.0 million in cash, subject to adjustments for cash, debt and working capital as set forth in the Amended Purchase Agreement, plus up to an additional $57.0 million in cash over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. The transaction is currently intended to close on or before December 15, 2012, subject to the terms of the Amended Purchase Agreement. In accordance with accounting guidance, the Company has reported the results of operations and financial position of EWS in discontinued operations within the condensed consolidated statements of operations and balance sheets for all periods presented.

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$17,897	$23,751	$60,441	$72,832

Income from discontinued operations	4,710	6,431	15,137	11,474
Provision for income taxes	4,065	2,287	7,427	5,411

Income from discontinued operations, net of taxes	$645	$4,144	$7,710	$6,063

The carrying amounts of the major classes of assets and liabilities of discontinued operations in the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$200	$200
Trade receivables, net	8,544	8,753
Inventories	13,332	14,329
Deferred taxes	1,229	445
Prepaid expenses and other assets	324	291
Property and equipment, net	3,895	3,163
Goodwill	30,807	31,489
Purchased intangibles, net	5,717	8,460

Assets held for sale	$64,048	$67,130

LIABILITIES
Accounts payable	$2,390	$3,203
Accrued payroll and related liabilities	2,059	2,104
Deferred revenue	5,338	4,850
Other accrued liabilities	1,687	2,246
Deferred taxes	1,778	1,716

Liabilities held for sale	$13,252	$14,119

4. BUSINESS COMBINATIONS

During 2011, the Company completed three business acquisitions. On March 21, 2011, the Company completed its acquisition of all of the outstanding shares of Accordent Technologies, Inc. (“Accordent”), a privately held video content management and delivery solutions company. On July 27, 2011, the Company acquired the assets of the Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo Products and Managed Services business. In May 2012, the Company completed the purchase of certain additional equipment from HP Financial Services for approximately $5.0 million that was agreed to in conjunction with the HPVC acquisition. On October 14, 2011, the Company acquired ViVu Inc. (“ViVu”), a privately-held video collaboration software company. The Company has included the financial results of Accordent, HPVC and ViVu in its Condensed Consolidated Financial Statements from their respective dates of acquisition.

5. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment, retrospectively adjusted to reflect purchase price allocation adjustments recorded during the nine months ended September 30, 2012 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2011	$302,602	$101,193	$148,904	$552,699
Foreign currency translation	—	727	(395)	332
Changes in fair value of assets acquired and liabilities assumed	166	132	179	477

Balance at September 30, 2012	$302,768	$102,052	$148,688	$553,508

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$85,013	$(69,380)	$15,633	$83,628	$(63,505)	$20,123
Customer and partner relationships	79,814	(37,981)	41,833	77,613	(31,169)	46,444
Trade name	3,985	(3,197)	788	3,985	(2,840)	1,145
In process research and development	—	—	—	1,400	—	1,400
Other	4,621	(4,369)	252	4,721	(4,329)	392

Finite-lived intangible assets	173,433	(114,927)	58,506	171,347	(101,843)	69,504
Indefinite life trade name	918	—	918	918	—	918

Total	$174,351	$(114,927)	$59,424	$172,265	$(101,843)	$70,422

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist. Development on products associated with in-process research and development (“IPRD”) previously capitalized was completed in the nine months ended September 30, 2012, and the underlying products were made available for general release. The associated IPRD of $1.4 million was reclassified to core and developed technology, and amortized over the estimated lives of the products commenced during the nine months ended September 30, 2012.

For the three and nine months ended September 30, 2012, the Company recorded amortization expense related to purchased intangibles of $2.5 million and $7.3 million, respectively, which is included in “Amortization of purchased intangibles” of the condensed consolidated statements of operations. For the three and nine months ended September 30, 2011, the Company recorded amortization expense related to purchased intangibles of $1.9 million and $2.9 million, respectively, which is included in “Amortization of purchased intangibles” in the condensed consolidated statements of operations. The Company recorded approximately $1.9 million and $5.7 million during the three and nine months ended September 30, 2012, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. The Company recorded approximately $1.6 million and $3.8 million during the three and nine months ended September 30, 2011, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of September 30, 2012 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2012	$4,440
2013	14,456
2014	13,785
2015	11,501
2016	9,655
Thereafter	4,669

Total	$58,506

6. RESTRUCTURING COSTS

The Company recorded $6.2 million and $1.3 million during the three months ended September 30, 2012 and 2011, respectively, and $21.8 million and $4.7 million during the nine months ended September 30, 2012 and 2011, respectively, in restructuring costs. In 2012, the costs were related to the consolidation and elimination of certain facilities in order to gain efficiencies, including the combination of San Jose and Santa Clara, California operations into a new headquarters location in San Jose, California in the second quarter of 2012, as well as restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to consolidate operations and reallocate resources to more strategic growth areas of the business.

The following table summarizes the status of the Company’s restructuring reserves (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2011	$2,486	$454	$2,940
Additions to the reserve	13,081	11,544	24,625
Non-cash write-off of leasehold improvements	—	(2,796)	(2,796)
Cash payments	(11,226)	(1,022)	(12,248)

Balance at September 30, 2012	$4,341	$8,180	$12,521

Additions to the reserve include $2.8 million of deferred rent that was expensed in prior periods.

7. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Raw materials	$1,601	$2,533
Work in process	1,358	917
Finished goods	99,883	89,834

	$102,842	$93,284

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Non-trade receivables	$6,528	$9,488
Prepaid expenses	28,354	31,922
Other current assets	8,108	9,831

	$42,990	$51,241

Deferred revenues consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Short-term:
Service	$152,610	$136,512
Product	521	574
License	1,400	1,400

	$154,531	$138,486

Long-term:
Service	$82,903	$75,666
Product	—	57
License	6,125	7,175

	$89,028	$82,898

Other accrued liabilities consist of the following (in thousands):

	September 30, 2012	December 31, 2011
Accrued expenses	$15,267	$15,496
Accrued co-op expenses	5,013	4,862
Restructuring reserves	8,582	3,150
Warranty obligations	10,478	10,577
Derivative liability	2,989	4,609
Employee stock purchase plan withholding	4,290	11,116
Other accrued liabilities	9,956	9,478

	$56,575	$59,288

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$9,950	$8,825	$10,577	$8,288
Accruals for warranties issued during the period	5,376	5,846	14,839	16,374
Cost of providing warranty during the period	(4,848)	(5,334)	(14,938)	(15,325)

Balance at end of period	$10,478	$9,337	$10,478	$9,337

Deferred Maintenance Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company recognizes the maintenance revenue from these contracts over the life of the service contract.

Deferred maintenance revenue of $152.6 million and $136.5 million is short-term and is included as a component of “Deferred revenue” as of September 30, 2012 and December 31, 2011, respectively, and $82.9 million and $75.7 million is long-term and is included in “Long-term deferred revenue” as of September 30, 2012 and December 31, 2011, respectively, on the condensed consolidated balance sheets.

Changes in deferred maintenance revenue for the three and nine months ended September 30, 2012 and 2011 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance at beginning of period	$229,615	$171,166	$212,178	$141,556
Additions to deferred maintenance revenue	86,157	79,117	258,777	208,323
Amortization of deferred maintenance revenue	(80,259)	(60,657)	(235,442)	(160,253)

Balance at end of period	$235,513	$189,626	$235,513	$189,626

The cost of providing maintenance services for the three and nine months ended September 30, 2012 was $35.5 million and $102.2 million, respectively. The cost of providing maintenance services for the three and nine months ended September 30, 2011 was $26.9 million and $68.4 million, respectively.

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

9. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $415.6 million and $375.2 million at September 30, 2012 and December 31, 2011, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities, municipal securities and corporate debt securities. At September 30, 2012, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2012:
Investments—Short-term:
U.S. government securities	$24,536	$5	$—	$24,541
U.S. government agency securities	81,365	30	(1)	81,394
Non-U.S. government securities	2,241	1	—	2,242
Corporate debt and equity securities	59,505	30	(73)	59,462

Total investments – short-term	$167,647	$66	$(74)	$167,639

Investments—Long-term:
U.S. government agency securities	32,265	26	(1)	32,290
Corporate debt and equity securities	12,914	4	(4)	12,914

Total investments – long-term	$45,179	$30	$(5)	$45,204

Balances at December 31, 2011:
Investments—Short-term:
U.S. government securities	$15,135	3	$—	$15,138
U.S. government agency securities	79,299	33	(4)	79,328
Non-U.S. government securities	1,724	2	(1)	1,725
Corporate debt and equity securities	63,204	42	(11)	63,235

Total investments – short-term	$159,362	$80	$(16)	$159,426

Investments—Long-term:
U.S. government securities	$11,455	$—	$(2)	$11,453
U.S. government agency securities	34,506	10	(4)	34,512
Corporate debt and equity securities	10,835	2	(30)	10,807

Total investments – long-term	$56,796	$12	$(36)	$56,772

As of September 30, 2012, the Company’s total cash and cash equivalents and investments held in the United States totaled $217.2 million with the remaining $411.2 million held by various foreign subsidiaries outside of the United States.

U.S. Government Securities

The Company’s U.S. government securities are mostly comprised of direct U.S. Treasury obligations that are guaranteed by the U.S. government. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2012:
U.S. government securities	$421	$—	$—	$—	$421	$—
U.S. government agencies securities	17,204	(2)	—	—	17,204	(2)
Non-U.S. government securities	696	—	—	—	696	—
Corporate debt and equity securities	23,111	(74)	1,997	(3)	25,108	(77)

Total investments	$41,432	$(76)	$1,997	$(3)	$43,429	$(79)

December 31, 2011:
U.S. government securities	$15,222	$(2)	$—	$—	$15,222	$(2)
U.S. government agencies securities	32,790	(8)	—	—	32,790	(8)
Non-U.S. government securities	5,054	(3)	—	—	5,054	(3)
Corporate debt and equity securities	29,511	(42)	—	—	29,511	(42)

Total investments	$82,577	$(55)	$—	$—	$82,577	$(55)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three and nine months ended September 30, 2012 and 2011, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. During the nine months ended September 30, 2011, the Company recorded $0.5 million of impairment charges related to its private company investments in interest and other income (expense), net in the Company’s condensed consolidated statements of operations. The Company did not record such impairment charges during the three and nine months ended September 30, 2012. The cost of these investments at both September 30, 2012 and December 31, 2011 was $2.0 million, and is recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2012. The Company does not hold any investments classified as Level 3 as of September 30, 2012 and December 31, 2011.

As of September 30, 2012, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (60%), corporate bonds (31%), commercial paper (8%) and non-U.S. Government securities (1%). Included in available-for-sale securities is approximately $33.8 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources such as spot rates, interest rate differentials and credit default rates, which do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at September 30, 2012 and December 31, 2011 (in thousands):

		Fair Value Measurements at September 30, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$246,485	$141	$246,344
Non-fixed income available-for-sale-securities (a)	$170	—	$170
Foreign currency forward contracts (c)	$4,341	—	$4,341
Liabilities:
Foreign currency forward contracts (d)	$2,989	—	$2,989

		Fair Value Measurements at December 31, 2011 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$257,607	$17,157	$240,450
Non-fixed income available-for-sale-securities (b)	$235	—	$235
Foreign currency forward contracts (c)	$9,216	—	$9,216
Liabilities:
Foreign currency forward contracts (d)	$4,609	—	$4,609

(a)	Included in cash and cash equivalents, and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in other non-current assets on the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative asset as prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.
(d)	Included in short-term derivative liability as other accrued liabilities on the Company’s condensed consolidated balance sheets.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2012 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	1,464	$721	Buy	—	$—	—
Brazilian Real	2,698	$1,321	Sell	—	$—	—
Euro	23,119	$29,868	Buy	2,699	$3,589	Buy
Euro	41,197	$52,723	Sell	25,013	$33,146	Sell
British Pound	3,305	$5,288	Buy	3,161	$4,854	Buy
British Pound	3,413	$5,511	Sell	4,908	$7,537	Sell
Israeli Shekel	3,637	$902	Buy	17,281	$4,616	Buy
Israeli Shekel	9,962	$2,541	Sell	—	$—	—
Japanese Yen	165,813	$2,132	Buy	—	$—	—
Japanese Yen	369,397	$4,737	Sell	—	$—	—
Mexican Peso	7,183	$559	Buy	—	$—	—
Mexican Peso	14,307	$1,092	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		September 30, 2012	September 30, 2011
Foreign exchange contracts	Interest and other income (expense), net	$571	$1,887

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

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the nine months ended September 30, 2012 and 2011 (in thousands):

Nine Months Ended September 30, 2012:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$789	Product revenues	$7,263	Interest and other income (expense), net	$(63)
		Cost of revenues	(721)
		Sales and marketing	(1,228)
		Research and development	(842)
		General and administrative	(1,083)

Total	$789		$3,389		$(63)

Nine Months Ended September 30, 2011:
Foreign exchange contracts	$(579)	Product revenues	$(7,230)	Interest and other income (expense), net	$(291)
		Cost of revenues	362
		Sales and marketing	2,725
		Research and development	643
		General and administrative	371

Total	$(579)		$(3,129)		$(291)

(a)	For the nine months ended September 30, 2012, $40 of the $63 of losses recorded was related to the excluded time value portion of the hedge, and the remaining $23 was recorded for hedge ineffectiveness. For the nine months ended September 30, 2011, the loss recorded was related to the excluded time value portion of the hedge, and no gain or loss was recorded for hedge ineffectiveness.

As of September 30, 2012, the Company estimated that all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes derivative-related activities in accumulated other comprehensive income (loss) (in thousands and not tax effected):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Beginning Balance	$2,008	$(3,443)	$3,730	$(574)
Net gains/losses reclassified into earnings for revenue hedges	(944)	932	(7,263)	7,230
Net gains/losses reclassified into earnings for expense hedges	817	(647)	3,874	(4,101)
Net change in fair value of cash flow hedges	(751)	5,134	789	(579)

Ending Balance	$1,130	$1,976	$1,130	$1,976

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the three and nine months ended September 30, 2012 and 2011, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2012 of the outstanding cash flow hedges, all of which are carried at fair value on the condensed consolidated balance sheets (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	1,019	$1,296	Buy	22,938	$29,934	Buy
Euro	—	$—	Sell	58,234	$76,674	Sell
British Pound	519	$814	Buy	20,068	$31,501	Buy
British Pound	—	$—	Sell	17,438	$27,418	Sell
Israeli Shekel	—	$—	Buy	52,637	$13,673	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of September 30, 2012 and 2011. See Note 9 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Derivative assets (a):
Foreign exchange contracts	$2,891	$7,345	$1,450	$1,871
Derivative liabilities (b):
Foreign exchange contracts	$1,720	$3,796	$1,269	$813

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

11. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and nine months ended September 30, 2012, the Company repurchased approximately 2.9 million and 4.7 million shares of common stock, respectively, in the open market for cash of approximately $30.0 million and $50.0 million, respectively. During the three and nine months ended September 30, 2011, the Company repurchased approximately 0.9 million shares of common stock in the open market for cash of approximately $20.0 million. As of September 30, 2012, the Company was authorized to purchase up to an additional $28.1 million of shares in the open market under the current share repurchase plan. The Company’s Board of Directors has approved an increase in the current share repurchase authorization to include net proceeds from the anticipated sale of its EWS business, contingent upon the closing of the transaction and the receipt of net proceeds from the sale.

Accumulated Other Comprehensive Income (Loss)

The following table shows the Company’s components of accumulated other comprehensive income (loss), net of tax at September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	December 31, 2011
Foreign currency translation adjustments	$1,388	$1,841
Unrealized gains on investments	28	39
Unrealized gains on hedging securities	1,130	3,730

	$2,546	$5,610

The tax effects were not shown separately, as the impacts were not material.

12. STOCK-BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three and nine months ended September 30, 2012 and 2011 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cost of sales – product	$969	$670	$2,720	$1,794
Cost of sales – service	1,920	1,338	4,952	2,882

Stock-based compensation expense included in cost of sales	2,889	2,008	7,672	4,676

Sales and marketing	9,765	7,778	27,069	18,891
Research and development	5,409	4,694	14,808	10,622
General and administrative	6,760	5,476	15,522	11,388

Stock-based compensation expense included in operating expenses	21,934	17,948	57,399	40,901

Stock-based compensation related to employee equity awards and employee stock purchases	24,823	19,956	65,071	45,577
Tax benefit	4,637	2,165	56,764	4,960

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$20,186	$17,791	$8,307	$40,617

Stock-based compensation expense is not allocated to segments because it is separately managed at the corporate level. No stock-based compensation was capitalized during the three and nine months ended September 30, 2012 and 2011 due to these amounts being immaterial.

Valuation Assumptions

Non-qualified stock options

During the nine months ended September 30, 2012, the Company granted 479,571 non-qualified stock option shares to certain employees. Per the terms of the option grant, 50% of the options vest on the one year anniversary of the grant date and the remaining 50% will vest on the second anniversary of the grant date. The Company did not grant any stock options during the nine months ended September 2011. The weighted-average estimated fair value of non-qualified stock options granted during the nine months ended September 30, 2012 was $4.45 per share.

The fair value of each employee non-qualified stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the multiple option vesting attribution approach using the following assumptions:

For the Nine Months Ended September 30, 2012
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

As the stock-based compensation expense recognized in the condensed consolidated statement of operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Stock Purchase Plan

The weighted-average estimated fair value of employee stock purchase rights during the three and nine months ended September 30, 2012 was $3.42 and $4.66 per share, respectively, and during the three and nine months ended September 30, 2011 was $8.49 and $7.87 per share, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution approach using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Expected volatility	55.91-61.78%	40.29-41.07%	48.27-61.78%	35.97-41.07%
Risk-free interest rate	0.14-0.24%	0.14-0.35%	0.09-0.24%	0.14-0.35%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

The Company computed its expected volatility assumption based on blended volatility (50% historical volatility and 50% implied volatility). The selection of the blended volatility assumption was based upon the Company’s assessment that blended volatility is more representative of the Company’s future stock price trends as it weighs in the longer term historical volatility with the near term future implied volatility. Prior to the third quarter of 2011, the Company used the implied volatility for one-year traded options on the Company’s common stock.

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

As the stock-based compensation expense recognized in the condensed consolidated statement of operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

Commencing in 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (“TSR”) and which measure the Company’s relative performance against the NASDAQ Composite Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. During the nine months ended September 30, 2012, the Company granted 1,795,893 performance shares to certain employees and executives whose TSR performance is measured against the NASDAQ Composite Index. The 2012 grants are generally divided evenly over three annual performance periods commencing with calendar year 2012, at a weighted average fair value of $17.21 per share.

Prior to 2011, the Company granted performance shares which contain a market condition based on TSR which measure the Company’s relative performance against the Russell 2000 Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred percent (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index or Russell 2000 Index companies, as applicable, over each performance period. During the nine months ended September 30, 2011, the Company granted target performance shares of 961,784. The 2011 grants are evenly divided over three annual performance periods commencing with calendar 2011, at a weighted average fair value of $27.47 per share. Stock-based compensation expense for these performance shares is recognized using the graded vesting method over the three year service period.

The Company also granted restricted stock units (“RSU”s) during the nine months ended September 30, 2012 and 2011. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the nine months ended September 30, 2012 and 2011, the Company granted 4,432,219 and 2,260,434 restricted stock units at a weighted average fair value of $15.48 and $24.34 per share, respectively.

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

Employee Stock Purchase Plan

During the third quarter of 2011, the Company revised the administration of its Employee Stock Purchase Plan from a six-month offering and purchase period to a twenty four-month offering period with four six-month purchase periods. Under the current Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase period (each January and July). Shares are purchased through employees’ payroll deductions, currently up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock or 10,000 shares of common stock in any one calendar year period.

During the nine months ended September 30, 2012 and 2011, 1,867,683 and 1,143,614 shares were purchased at average per share prices of $11.24 and $15.19, respectively. At September 30, 2012, there were 8,163,423 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan during the three and nine months ended September 30, 2012 was $5.4 million and $15.3 million, respectively, and $3.4 million and $6.3 million for the three and nine months ended September 30, 2011, respectively. The Company also modified the terms of certain existing awards under its ESPP during the three months ended March 31, 2012 and September 30, 2012, primarily as a result of the stock price as of the new offering period date being lower than it was on the initial enrollment date, which triggered the reset and rollover feature of the plan, and incurred a resultant cumulative $20.2 million of incremental expenses to be recognized over the vesting term. Approximately $6.1 million of the incremental expense was recognized in the nine months ended September 30, 2012. There was no such modification in the nine months ended September 30, 2011.

13. COMPUTATION OF NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the additional dilution from potential issuances of common stock, such as stock issuable pursuant to the exercise of outstanding stock options. Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect is antidilutive.

A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator—basic and diluted net income (loss) per share:
Net income (loss)from continuing operations	$(14,731)	$19,576	$(150)	$80,178

Income from discontinued operations, net of taxes	$645	$4,144	$7,710	$6,063

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	176,847	177,249	177,331	176,325
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	—	875	—	1,051
Restricted common stock award and performance shares	—	4,395	—	4,440

Total shares used in calculation of diluted net income per share continuing operations	176,847	182,519	177,331	181,816

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.08)	$0.11	$0.00	$0.45
Income per share from discontinued operations, net of taxes	$0.00	$0.02	$0.04	$0.03

Basic net income (loss) per share	$(0.08)	$0.13	$0.04	$0.49

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.08)	$0.11	$0.00	$0.44
Income per share from discontinued operations, net of taxes	$0.00	$0.02	$0.04	$0.03

Diluted net income (loss) per share	$(0.08)	$0.13	$0.04	$0.47

Earnings per share amounts for continuing operations, discontinued operations and net income (loss), as presented in the condensed consolidated statements of operations are calculated individually and may not sum due to rounding differences.

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and nine months ended September 30, 2012, approximately 6.4 million and 4.9 million shares, respectively, relating to potentially dilutive securities, primarily from restricted common stock awards, were excluded from the denominator in the computation of diluted net income (loss) per share because their inclusion would be anti-dilutive. As a result of the net loss from continuing operations for the three and nine month periods ended September 30, 2012, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share for those periods as their effect was anti-dilutive. There were no such shares being excluded for the three and nine months ended September 30, 2011.

14. BUSINESS SEGMENT INFORMATION

Polycom is a global leader in open standards-based unified communications and collaboration (“UC&C”) solutions for telepresence, video, voice, and network infrastructure solutions. The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consist of North, Central and Latin Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance. Results from discontinued operations have been excluded from the Company’s segments, which primarily impacted the Americas and EMEA segments and to a lesser extend its APAC segment. The revenue and operating results for the prior period have been revised to conform to the current period presentation.

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

Financial information for each reportable geographical segment as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Executive Officer who is its Chief Operating Decision Maker (“CODM”), is as follows (in thousands) :

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2012:
Revenue	$170,965	$78,569	$85,858	$335,392
% of total revenue	51%	23%	26%	100%
Contribution margin	65,562	29,594	35,595	130,751
% of segment revenue	38%	38%	41%	39%

For the three months ended September 30, 2011:
Revenue	$180,137	$85,430	$89,699	$355,266
% of total revenue	51%	24%	25%	100%
Contribution margin	72,058	35,114	41,271	148,443
% of segment revenue	40%	41%	46%	42%

For the nine months ended September 30, 2012:
Revenue	$513,869	$252,289	$273,444	$1,039,602
% of total revenue	50%	24%	26%	100%
Contribution margin	207,485	101,857	119,018	428,360
% of segment revenue	40%	40%	44%	41%

For the nine months ended September 30, 2011:
Revenue	$512,279	$245,583	$258,097	$1,015,959
% of total revenue	51%	24%	25%	100%
Contribution margin	207,099	96,753	124,482	428,334
% of segment revenue	40%	39%	48%	42%

As of September 30, 2012: Gross accounts receivable	100,065	59,705	67,491	227,261
% of total gross accounts receivable	44%	26%	30%	100%
As of December 31, 2011: Gross accounts receivable	96,318	77,975	71,659	245,952
% of total gross accounts receivable	39%	32%	29%	100%

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Segment contribution margin	$130,751	$148,443	$428,360	$428,334
Corporate and unallocated costs	(106,597)	(96,266)	(313,082)	(268,001)
Stock-based compensation	(24,823)	(19,956)	(65,071)	(45,577)
Effect of stock-based compensation cost on warranty expense	(169)	(137)	(541)	(365)
Acquisition-related costs	(6,334)	(3,578)	(11,793)	(7,924)
Amortization of purchased intangibles	(4,421)	(3,494)	(13,044)	(6,672)
Restructuring costs	(6,171)	(1,264)	(21,829)	(4,739)
Severance costs associated with CFO retirement	—	—	(929)	—
Legal costs associated with former officer indemnification	(121)	(347)	(236)	(1,639)
Interest and other income (expense), net	(230)	(1,443)	(3,010)	(3,449)

Income (loss) from continuing operations before provision for income taxes	$(18,115)	$21,958	$(1,175)	$89,968

	September 30, 2012	December 31, 2011
Gross accounts receivables	$227,261	$245,952
Returns and related reserves	(34,839)	(33,416)
Allowance for doubtful accounts	(2,644)	(1,732)

Total trade receivables, net	$189,778	$210,804

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net Revenues:
UC group systems	$225,780	$246,629	$717,982	$711,509
UC personal devices	45,731	47,228	134,095	129,691
UC platform	63,881	61,409	187,525	174,759

Total	$335,392	$355,266	$1,039,602	$1,015,959

During the three and nine months ended September 30, 2012 and 2011, one customer from the Americas segment accounted for more than 10% of the Company’s revenues.

15. INCOME TAXES

The following table presents the income tax expense (benefit) from continuing operations and the effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Income tax expense (benefit) from continuing operations (in thousands)	$(3,384)	$2,382	$(1,025)	$9,790
Effective tax rate	18.7%	10.8%	87.2%	10.9%

For the three and nine months ended September 30, 2012, the Company recorded an income tax benefit of $3.4 million and $1.0 million, respectively, primarily due to impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments, and a discrete benefit recorded during the quarter ended September 30, 2012 related to income tax reserve releases from the expiration of statutes of limitation. The Company’s effective tax rates for the three and nine months ended September 30, 2011 were 10.8% and 10.9%, respectively. The effective tax rates differ from the U.S. federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions throughout the world, partially offset by non-deductible stock-based compensation expense.

In the three months ended September 30, 2011, the Company recorded discrete items with a net tax impact of $0.8 million primarily due to an adjustment to tax reserves for a state income tax audit. In the nine months ended September 30, 2011, the Company recorded a discrete benefit of $6.6 million, primarily due to a reserve release associated with the resolution of a multi-year tax audit.

As of September 30, 2012, the amount of gross unrecognized tax benefits was $28.8 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2012 and 2011, the Company had approximately $1.6 million and $2.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $2.5 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “SHOULD,” “DESIGNED,”AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR UNIQUE POSITION AND ANTICIPATED PRODUCTS, IMPORTANT DRIVERS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITE D TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2011.

Overview

We are a global leader in standards-based unified communications and collaboration (“UC&C”) solutions and the leading provider of telepresence, video, voice and infrastructure solutions. With Polycom® RealPresence® video and voice solutions, from infrastructure to endpoints, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, solve, decide, and create through a high-definition visual experience from their desktops, meeting rooms, classrooms, mobile devices, web browsers, and specialized solutions such as video carts for bedside conferences in hospitals between patients and remote physicians. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through visual connection, we enable people to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators; leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability, and fulfillment agility.

We believe important drivers for the adoption of Polycom UC&C solutions include:

•	growth of video as a preferred method of communication everywhere,

•	increasing presence of video on the desktop,

•	growth of video-capable mobile devices (including tablets and smartphones),

•	expansion of social business tools with integrated web-based video collaboration,

•	adoption of UC&C by small and medium businesses and governments globally,

•	growth of the number of teleworkers globally,

•	emergence of Bring Your Own Device (BYOD) programs in businesses of all sizes,

•	demand of UC&C solutions for business-to-business communications and the move of consumer applications into the business space, and

•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing remote connectivity over travel.

We have developed a 2012 strategic plan that is designed to capture the emerging network effect of UC&C adoption by enterprise, public sector, service providers, SMBs, mobile and remote employees, and social business users. We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology and customer-centric go-to-market capabilities. Central to our 2012 strategic plan are five strategic imperatives:

•	Cloud-Based UC&C Solutions;

•	Mobile UC&C Solutions;

•	Focused Ecosystem Partnerships;

•	Polycom® RealPresence® Platform; and

•	Growth Markets.

In May 2012, we entered into an agreement with a third party, pursuant to which we will divest our enterprise wireless voice solutions (“EWS”) business. The agreement was subsequently amended in October 2012. The decision to divest EWS reflects our focus on initiatives that we expect to extend our leadership in our core unified communications business. The products and services that comprise our core unified communications business have historically experienced stronger sales growth and higher gross margins than our enterprise wireless voice solutions products and services. Our EWS product portfolio, which has been part of the UC personal product category, includes Wi-Fi and DECT handsets, related infrastructure and accessories, and generated revenues of approximately $94 million in calendar year 2011. The transaction is currently intended to close on or before December 15, 2012, subject to the terms of the amended agreement. As a result, we have reported the results of operations and financial position of EWS as discontinued operations within the condensed consolidated statements of operations and balance sheets for all periods presented. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our discontinued operations. The discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.

Revenues for the three and nine months ended September 30, 2012 were $335.4 million and $1.0 billion, respectively, a decrease of 6% and an increase of 2%, respectively, compared to the same periods in 2011. For the three and nine month periods ended September 30, 2012, our product revenues decreased by 13% and 6%, respectively, while our service revenues increased 25% and 43%, respectively, as compared to the same periods in 2011. On a year-to-date basis, the decrease in product revenues was primarily a result of lower sales of our UC group systems products, and to a lesser extent lower revenues from our UC platform products, partially offset by an increase in product revenues from UC personal devices products. The increase in service revenues was driven primarily by increased maintenance revenues on a larger installed base, as well as an increase in managed service revenues as a result of our acquisition of the Hewlett-Packard visual collaboration (“HPVC”) business in the third quarter of 2011.

From a segment perspective, our Americas, EMEA and APAC segment revenues, accounted for 51%, 23% and 26%, respectively, of our revenues in the three months ended September 30, 2012, and decreased by 5%, 8%, and 4%, respectively, for the three months ended September 30, 2012 as compared to the same period in 2011. Our Americas segment revenues were negatively impacted, in part, by U.S. federal and public sector revenues being short of expectations. The decline in our EMEA segment revenues was driven by a difficult macro environment that resulted in lower than anticipated revenues. The decline in our APAC segment revenues, specifically within China, was due to reduced government spending and elongated sales cycles. Over the past several quarters, we have seen increased conservatism from our China end users and partners due to the current government transition. We believe this conservatism will persist through the first quarter of 2013. Our EMEA and APAC segment revenues, which accounted for 24% and 26%, respectively, of our revenues for the nine months ended September 30, 2012, increased by 3%, and 6%, respectively, as compared to the same period in 2011. Our Americas segment revenues accounted for 50% of our revenues for the nine months ended September 30, 2012 and remained flat as compared to the same period in 2011. On a year-over-year basis, total product revenues declined during both the three and nine months ended September 30, 2012 in all our segments, while services revenues increased in all our segments. See Note 14 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of segment revenues, segment contribution margin, and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three and nine months ended September 30, 2012 and 2011.

For the nine months ended September 30, 2012, we have experienced slower revenue growth rates than we have in recent years. We believe the slower revenue growth was due to several factors, including a company and industry transition from point products to solution selling which resulted in some customers requiring additional time to consider a more UC&C-centric strategy versus point product or end point only deployments; lower productivity of our sales force, particularly in EMEA and APAC; lower revenues in our EMEA segment impacted by the recent economic conditions in Europe; and lower spending in other key geographies such as China, India, Australia and the United States.

Operating margins decreased by 12 percentage points and 9 percentage points in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. These decreases are primarily due to operating expenses increasing by 12% and 16% year-over-year in the three and nine months ended September 30, 2012, respectively, while revenues decreased by 6% and increased by 2%, respectively. The increases in operating expenses were primarily due to increased restructuring costs, including the consolidation of certain facilities, increased headcount-related costs including stock-based compensation costs, and commission expenses. Operating expenses increased as a percentage of revenues to 64% and 59% in the three and nine months ended

September 30, 2012, respectively, from 53% and 52%, respectively, in the corresponding periods in 2011. The increases in operating expenses as a percentage of revenues were primarily related to increases in restructuring costs and increases in sales and marketing expenses. These increases were in continuing support of our key strategic initiatives and in anticipation of higher revenue growth. Gross margins were one percentage point and two percentage points lower in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, which also contributed to the lower operating margins. Gross margins were lower primarily due to lower overall revenue levels during the three and nine months ended September 30, 2012 as compared to the corresponding periods in the prior year.

During the nine months ended September 30, 2012, we generated approximately $121.4 million in cash flow from combined continuing and discontinued operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $40.3 million net increase in our total cash and cash equivalents.

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues:
Product revenues	74%	80%	75%	82%
Service revenues	26%	20%	25%	18%

Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	41%	40%	41%	38%
Cost of service revenues as a % of service revenues	42%	40%	41%	40%

Total cost of revenues	41%	40%	41%	39%

Gross profit	59%	60%	59%	61%

Operating expenses:
Sales and marketing	35%	31%	33%	31%
Research and development	16%	14%	15%	14%
General and administrative	8%	6%	7%	6%
Amortization of purchased intangibles	1%	1%	1%	0%
Restructuring costs	2%	0%	2%	0%
Acquisition-related costs	2%	1%	1%	1%

Total operating expenses	64%	53%	59%	52%

Operating income (loss)	(5%)	7%	0%	9%
Interest and other income (expense), net	0%	0%	0%	0%

Income (loss) from continuing operations before provision for income taxes	(5%)	7%	0%	9%
Provision for (benefit from) income taxes	(1%)	1%	0%	1%

Net income (loss) from continuing operations	(4%)	6%	0%	8%

Income from discontinued operations, net of taxes	0%	1%	1%	0%

Net income (loss)	(4%)	7%	1%	8%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended		Decrease	Nine Months Ended		Increase
$ in thousands	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Americas	$170,965	$180,137	(5)%	$513,869	$512,279	—
% of revenues	51%	51%		50%	51%
EMEA	$78,569	$85,430	(8)%	$252,289	$245,583	3%
% of revenues	23%	24%		24%	24%
APAC	$85,858	$89,699	(4)%	$273,444	$258,097	6%
% of revenues	26%	25%		26%	25%

Total revenues	$335,392	$355,266	(6)%	$1,039,602	$1,015,959	2%

Total revenues for the three months ended September 30, 2012 were $335.4 million, a decrease of $19.9 million, or 6%, from the same period in 2011. Total revenues for the nine months ended September 30, 2012 were $1.0 billion, an increase of $23.6 million, or 2%, over the same period in 2011. The overall decreases in revenues in the three months ended September 30, 2012 were due to decreases in product revenues of $37.8 million, or 13%, partially offset by increases in service revenues of $17.9 million, or 25%, as compared to the same period in 2011. Product revenues decreased in the three months ended September 30, 2012 across all three product categories, in particular revenues from UC group systems products. The increases in service revenues of $17.9 million, or 25%, in the three months ended September 30, 2012, as compared to the same period in the prior year were primarily due to increased maintenance revenues on a larger installed base, and to a lesser extent increased managed service revenues as a result of the HPVC business acquisition that we completed in the third quarter of 2011. The overall increases in revenues in the nine months ended September 30, 2012 were due to increases in service revenues of $77.6 million, or 43%, as compared to the same period in 2011, partially offset by decreases in product revenues of $54.0 million, or 6%, primarily as a result of decreased revenues from UC group systems products.

From a segment perspective, for the three months ended September 30, 2012, revenues decreased across all of our geographic segments. Our Americas, EMEA, and APAC segment revenues decreased by $9.2 million, or 5%, $6.9 million, or 8%, and $3.8 million, or 4%, respectively, as compared to the same period in 2011. The decline in all segments was primarily driven by a difficult macro environment that resulted in lower than anticipated revenues and was mainly attributed to decreased revenues in the United States, Middle East and Turkey, Australia, China, India, Germany, and Brazil. For the nine months ended September 30, 2012, our Americas, EMEA, and APAC segment revenues increased by $1.6 million, or 0%, $6.7 million, or 3%, and $15.3 million, or 6%, respectively, as compared to the same period in 2011. The overall increase in revenues for the nine months ended September 30, 2012, was driven primarily by increased service revenues across all segments, partially offset by a decrease in product revenues across all of our segments. On a year-over-year basis, product revenues declined and service revenues increased during both the three and nine months ended September 30, 2012 in all our segments.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase
$ in thousands	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
UC group systems	$225,780	$246,629	(8)%	$717,982	$711,509	1%
UC personal devices	$45,731	$47,228	(3)%	$134,095	$129,691	3%
UC platform	$63,881	$61,409	4%	$187,525	$174,759	7%

Total revenues	$335,392	$355,266	(6)%	$1,039,602	$1,015,959	2%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. In the three months ended September 30, 2012, revenues from UC group systems products decreased by $20.8 million, or 8%, primarily driven by decreases in sales of our group video systems products in all our geographic segments and, to a lesser extent, by decreases in sales of group voice systems products in our Americas and EMEA segments. Those decreases were partially offset by increases in sales of our immersive telepresence services across all segments, as well as an increase in group voice in our APAC segment. In the nine months ended September 30, 2012, revenues from UC group systems products increased by $6.5 million, or 1%, as compared to the same period in 2011. The increase was primarily driven by increases in sales of our immersive telepresence services in all our geographic segments as a result of the HPVC acquisition and due to increases in sales of our group voice products and related services in our EMEA and APAC segments. These increases were largely offset by decreases in group video products and related services in all our segments and in group voice products and related services in our Americas segment during the nine months ended September 30, 2012 as compared to the corresponding period in 2011.

UC personal devices include desktop video and desktop voice devices and the related service elements. For the three months ended September 30, 2012, revenues from UC personal devices decreased by $1.5 million, or 3%, as compared to the corresponding period in 2011, primarily due to decreased desktop voice and video devices and related service revenues in our EMEA segment, and to a lesser extent, decreases in revenues from desktop voice and video product and related services revenues in our Americas segment. Those decreases were partially offset by an increase in sales of desktop voice devices from our APAC segment in the three months ended September 30, 2012 as compared to the same period in 2011. In the nine months ended September 30, 2012, revenues from UC personal devices increased by $4.4 million, or 3%, as compared to the same period in 2011, primarily due to increased desktop voice product and related services revenues in all our segments, partially offset by the decrease in revenues from desktop video products and related services in all our segments.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. The increases in UC platform revenues in the three and nine months ended September 30, 2012 of $2.5 million and $12.8 million, respectively, when compared to the corresponding periods in 2011, were driven primarily by increased revenues from our UC platform products and related services in our Americas and APAC segments. The UC platform revenues in our EMEA segment remained flat in the three months ended September 30, 2012 as compared to the corresponding period in the prior year, but decreased slightly in the nine months ended September 30, 2012 as compared to the corresponding period in the prior year, which partially offset the increase in UC platform revenues in the other segments in the nine months ended September 30, 2012.

Cost of Revenues and Gross Margins

	Three Months Ended		Increase (Decrease)		Nine Months Ended		Increase (Decrease)
$ in thousands	September 30, 2012	September 30, 2011			September 30, 2012	September 30, 2011
Product Cost of Revenues	$102,235	$112,594	(9)%		$316,863	$319,089	(1)%
% of Product Revenues	41%	40%	1pt		41%	38%	3pts
Product Gross Margins	59%	60%	(1	)pt	59%	62%	(3	)pts
Service Cost of Revenues	$36,799	$28,131	31%		$106,123	$72,566	46%
% of Service Revenues	42%	40%	2pts		41%	40%	1 pt
Service Gross Margins	58%	60%	(2	)pts	59%	60%	(1	)pt
Total Cost of Revenues	$139,034	$140,725	(1)%		$422,986	$391,655	8%
% of Total Revenues	41%	40%	1pt		41%	39%	2pts
Total Gross Margins	59%	60%	(1	)pt	59%	61%	(2	)pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $1.0 million and $0.7 million for the three months ended September 30, 2012 and 2011, and $2.7 million and $1.8 million for the nine months ended September 30, 2012 and 2011, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins decreased by 1 percentage point and 3 percentage points in the three months and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011, due to lower than expected product sales and increases in stock-based compensation expenses, amortization of purchased intangibles and royalties. These increases were partially offset by lower warranty expense recorded in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. From a segment perspective, product gross margins in the three months ended September 30, 2012 decreased in our Americas segment and increased in our EMEA and APAC segments as compared to the same period in 2011. Product gross margins in the nine months ended September 30, 2012 increased in our Americas and EMEA segments and decreased in our APAC segment as compared to the same periods in 2011.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation of $1.9 million and $1.3 million for the three months ended September 30, 2012 and 2011, respectively, and of $5.0 million and $2.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Overall, service gross margins decreased by 2 percentage points and 1 percentage point in the three and nine months ended September 30, 2012, respectively, as compared to the corresponding periods in the prior year. The decrease was primarily due to the lower margin managed services business we acquired as part of the HPVC acquisition in 2011. Direct spending costs increased primarily as a result of increased headcount-related costs, including stock-based compensation costs, as well as IT and facilities allocations as a result of a 20% increase in services organization headcount from September 30, 2011 to September 30, 2012. Service gross margins were down for the three and nine month periods ended September 30, 2012, respectively, in the EMEA and APAC segments, but were up in the Americas segment as compared to the same periods in the prior year.

Total Cost of Revenues and Total Gross Margins

Overall, total gross margins as a percentage of revenues for the three and nine months ended September 30, 2012 decreased by 1 percentage point and 2 percentage points, respectively, as compared to the corresponding periods in 2011. The decreases in total gross margins were driven primarily by decreases in our product gross margins, as discussed under Cost of Product Revenues and Product Gross Margins, as well as by decreases in our service gross margins as discussed under Cost of Service Revenues and Service Gross Margins.

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

Sales and Marketing Expenses

	Three Months Ended		Increase	Nine Months Ended		Increase
$ in thousands	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Expenses	$117,853	$111,326	6%	$348,041	$315,428	10%
% of Revenues	35%	31%	4pts	33%	31%	2pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $9.8 million and $7.8 million for the three months ended September 30, 2012 and 2011, respectively, and of $27.1 million and $18.9 million for the nine months ended September 30, 2012 and 2011, respectively.

Sales and marketing expenses increased by $6.5 million, or 6%, and increased by 4 percentage points as a percentage of revenues for the three months ended September 30, 2012 as compared to the same period in 2011. Sales and marketing expenses increased by $32.6 million, or 10%, and increased by 2 percentage points as a percentage of revenues for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in sales and marketing expenses in absolute dollars was due primarily to increased compensation-related costs, including commissions and stock-based compensation costs. Other factors contributing to the increase in sales and marketing expenses include increases in consulting and outside services, increases in facilities and IT allocations, as well as increased spending in marketing programs.

We expect our sales and marketing expenses to remain relatively flat in absolute dollars in the near term. Expenses will also fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved.

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

Research and Development Expenses

	Three Months Ended		Increase	Nine Months Ended		Increase
$ in thousands	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Expenses	$53,997	$51,000	6%	$153,425	$138,896	10%
% of Revenues	16%	14%	2pts	15%	14%	1pt

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $5.4 million and $4.7 million for the three months ended September 30, 2012 and 2011, respectively, and of $14.8 million and $10.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Research and development expenses increased by $3.0 million, or 6%, for the three months ended September 30, 2012 and increased by $14.5 million, or 10%, for the nine months ended September 30, 2012, as compared to the corresponding periods in 2011. Research and development expenses as a percentage of revenues increased by 2 and 1 percentage points, respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011. The increases in absolute dollars for both the three and nine months ended September 30, 2012, as compared to the same periods in 2011, were primarily due to increased headcount and compensation-related costs, including stock-based compensation, increased depreciation expense, increased outside services, and increased development expenses in support of our key strategic initiatives, including our strategic partnerships as part of our UC&C ecosystem, cloud-based and mobile solutions and UC platform products. Research and development headcount increased by 6% from September 30, 2011 to September 30, 2012.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures, such as the new Scalable Video Coding standard to address the device, application and networks requirements of mobile, SMB and consumer networks, and the other technologies incorporated into our next-generation products. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners, mobile and service provider customers as a result of our key strategic initiatives in these areas. We are also investing in key vertical markets such as the U.S. federal government. We expect that research and development expenses in absolute dollars will remain relatively flat in the near term, but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter.

General and Administrative Expenses

	Three Months Ended		Increase	Nine Months Ended		Increase
$ in thousands	September 30, 2012	September 30, 2011		September 30, 2012	September 30, 2011
Expenses	$27,376	$22,039	24%	$72,375	$61,031	19%
% of Revenues	8%	6%	2pts	7%	6%	1pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $6.8 million and $5.5 million for the three months ended September 30, 2012 and 2011, respectively, and of $15.5 million and $11.4 million for the nine months ended September 30, 2012 and 2011, respectively.

General and administrative expenses increased by $5.3 million, or 24%, and increased by 2 percentage points as a percentage of revenues during the three months ended September 30, 2012, as compared to the same period in 2011. General and administrative expenses increased by $11.3 million, or 19%, and increased by 1 percentage point as a percentage of revenues during the nine months ended September 30, 2012, as compared to the same period in 2011. The increase in absolute dollars is primarily due to increased compensation-related costs including stock-based compensation. General and administrative headcount increased by 9% from September 30, 2011 to September 30, 2012. The remaining increases in general and administrative expenses were attributed to increases in legal and bad debt expenses and allocation expenses as a result of increased headcount.

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

We expect that our general and administrative expenses will remain relatively flat in absolute dollar amounts in the near term, but could fluctuate depending on the level and timing of additional investments required to support our key strategic initiatives.

Amortization of Purchased Intangibles

In the three months ended September 30, 2012 and 2011, we recorded $2.5 million and $1.9 million, respectively, and in the nine months ended September 30, 2012 and 2011, we recorded $7.3 million and $2.9 million, respectively, for amortization of purchased intangibles related to acquisitions. The increases are primarily due to amortization of purchased intangibles acquired from Accordent in the first quarter of 2011, HPVC in the third quarter of 2011, and from ViVu in the fourth quarter of 2011. Purchased intangible assets are being amortized over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended September 30, 2012 and 2011, we recorded $6.2 million and $1.3 million, respectively, and during the nine months ended September 30, 2012 and 2011, we recorded $21.8 million and $4.7 million, respectively, in restructuring costs. The increases in restructuring costs in the three months ended September 30, 2012 as compared to the corresponding period in 2011 was primarily due to elimination of approximately 4 percent of our global workforce, severance and other employee terminations benefits, as a result of the restructuring action approved in July 2012. The increases in restructuring costs in the nine months ended September 30, 2012 as compared to the comparative prior year period were primarily due to the costs associated with the closure of our San Jose and Santa Clara, California facilities as part of the consolidation into our new headquarters location in San Jose, California, as well as restructuring actions that resulted from the elimination or relocation of various positions as part of restructuring plans approved by management.

See Note 6 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

We currently expect to record restructuring charges through the fourth quarter of 2012 totaling approximately $3.0 million related to the remaining actions approved in July 2012 as a result of the elimination of approximately 4 percent of our global workforce, enabling us to focus resources on our product development and product launch initiatives. These charges and payments primarily related to severance and other employee terminations benefits. In addition, we have plans to consolidate and eliminate certain facilities in order to reduce costs.

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

Acquisition-related Costs

We expense all acquisition and other transaction related costs as incurred. These costs generally include outside services for legal and accounting fees and other integration services. We have spent and will continue to spend significant resources identifying and acquiring businesses. In addition, we have incurred costs related to planning and executing the divestiture of our enterprise wireless solutions business that was announced in May 2012, including legal costs associated with enforcing the terms of the agreement.

During the three and nine months ended September 30, 2012, we recorded $6.3 million and $11.8 million of acquisition-related expenses, as compared to $3.6 million and $7.9 million of acquisition-related costs, respectively, for the same periods in the prior year. These increased costs were primarily due to legal and administrative expenses incurred in planning and executing the divestiture of our enterprise wireless solutions business.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees, and foreign exchange related gains and losses. Interest and other income (expense), net was a net expense of $0.2 million and $1.4 million during the three months ended September 30, 2012 and 2011, respectively. The decrease in net expense of $1.2 million for the three months ended September 30, 2012 as compared to the corresponding period in 2011 was primarily due to an increase in net foreign exchange gains and a reduction in non-income related taxes and fees.

Interest and other income (expense), net was a net expense of $3.0 million and $3.4 million during the nine months ended September 30, 2012 and 2011, respectively. The decrease in net expense of $0.4 million was primarily due to decreases in a loss on the impairment of a private company investment and in non-income related taxes and fees, partially offset by an increase in foreign exchange losses.

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

Provision for (benefit from) Income Taxes from Continuing Operations

The following table presents the income tax expense from continuing operations and the effective tax rates:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Income tax expense (benefit) from continuing operations (in thousands)	$(3,384)	$2,382	$(1,025)	$9,790
Effective tax rate	18.7%	10.8%	87.2%	10.9%

For the three and nine months ended September 30, 2012, we recorded an income tax benefit of $3.4 million and $1.0 million, respectively, primarily due to impacts associated with proportional earnings from our operations in lower tax jurisdictions, recurring permanent adjustments, and a discrete benefit recorded during the quarter ended September 30, 2012 related to income tax reserve releases from the expiration of statutes of limitation. Our effective tax rates for the three and nine months ended September 30, 2011 were 10.8% and 10.9%, respectively. The effective tax rates differ from the U.S. federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world, partially offset by non-deductible stock-based compensation expense.

In the three months ended September 30, 2011, we recorded discrete items with a net tax impact of $0.8 million primarily due to an adjustment to tax reserves for a state income tax audit. In the nine months ended September 30, 2011, we recorded a discrete benefit of $6.6 million, primarily due to a reserve release associated with the resolution of a multi-year tax audit.

As of September 30, 2012, the amount of gross unrecognized tax benefits was $28.8 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2012 and 2011, we had approximately $1.6 million and $2.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $2.5 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 14 to our Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments included in income from continuing operations for the three and nine months ended September 30, 2012 and 2011. Results from discontinued operations have been excluded from our segments, which primarily impacted the Americas and EMEA segments and to a lesser extent our APAC segment. The revenues and operating results relating to our discontinued operations have been restated from the prior year periods to conform to the current period presentation.

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

The following is a summary of the financial information for each of our segments for the three and nine month periods ended September 30, 2012 and 2011 (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2012:
Revenues	$170,965	$78,569	$85,858	$335,392
% of total revenues	51%	23%	26%	100%
Contribution margin	65,562	29,594	35,595	130,751
% of segment revenues	38%	38%	41%	39%

For the three months ended September 30, 2011:
Revenues	$180,137	$85,430	$89,699	$355,266
% of total revenues	51%	24%	25%	100%
Contribution margin	72,058	35,114	41,271	148,443
% of segment revenues	40%	41%	46%	42%

For the nine months ended September 30, 2012:
Revenues	$513,869	$252,289	$273,444	$1,039,602
% of total revenues	50%	24%	26%	100%
Contribution margin	207,485	101,857	119,018	428,360
% of segment revenues	40%	40%	44%	41%

For the nine months ended September 30, 2011:
Revenues	$512,279	$245,583	$258,097	$1,015,959
% of total revenues	51%	24%	25%	100%
Contribution margin	207,099	96,753	124,482	428,334
% of segment revenues	40%	39%	48%	42%

As of September 30, 2012: Gross accounts receivable	100,065	59,705	67,491	227,261
% of total gross accounts receivable	44%	26%	30%	100%
As of December 31, 2011: Gross accounts receivable	96,318	77,975	71,659	245,952
% of total gross accounts receivable	39%	32%	29%	100%

AMERICAS

	Three Months Ended		Decrease		Nine Months Ended		Increase
$ in thousands	September 30, 2012	September 30, 2011			September 30, 2012	September 30, 2011
Revenues	$170,965	$180,137	(5)%		$513,869	$512,279	—
Contribution margin	$65,562	$72,058	(9)%		$207,485	$207,099	—
Contribution margin as % of Americas revenues	38%	40%	(2	)pts	40%	40%	—

Our Americas segment revenues decreased by 5% in the three months ended September 30, 2012 as compared to the same period in 2011, particularly in the United States and Brazil. The decreases in these countries were partially offset by a revenue increase in Mexico. The decrease in Americas segment revenues in the three months ended September 30, 2012 from the comparable period in 2011 was driven primarily by decreased UC group systems revenues, and to a lesser extent, decreased revenues from UC personal devices, partially offset by an increase in UC platform revenues. The decrease in UC group systems revenues is primarily in group video revenues, and to a lesser extent in group voice revenues, partially offset by an increase in immersive telepresence revenues. For the nine months ended September 30, 2012, our Americas segment revenues remained relatively flat as compared to the comparable period in 2011, primarily due to increased revenues from UC platform and UC personal devices revenues, substantially offset by decreased UC group systems revenues. The year-to-date decrease in UC group systems revenues was due to lower revenues from our group video and group voice revenues which were only partially offset by an increase in immersive telepresence revenues as a result of the HPVC acquisition.

In the three months ended September 30, 2012 and 2011, one channel partner in our Americas segment accounted for 26% and 30% of our Americas net revenues, respectively. In the nine months ended September 30, 2012, one channel partner in our Americas segment accounted for 27% and 29% of our Americas net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of Americas segment revenues decreased by 2 percentage points for the three months ended September 30, 2012, as compared to the same period in 2011, primarily due to lower gross margins which were primarily a result of decreased revenues from UC group systems, as well as direct sales and marketing expenses increasing slightly as a percentage of revenues. Contribution margin as a percentage of Americas segment revenues remained relatively flat for the nine months ended September 30, 2012 as compared to the comparable period in 2011 primarily due to an increase in gross margins being offset by an increase in direct sales and marketing expenses as a percentage of revenues.

EMEA

	Three Months Ended		Decrease		Nine Months Ended		Increase
$ in thousands	September 30, 2012	September 30, 2011			September 30, 2012	September 30, 2011
Revenues	$78,569	$85,430	(8)%		$252,289	$245,583	3%
Contribution margin	$29,594	$35,114	(16)%		$101,857	$96,753	5%
Contribution margin as % of EMEA revenues	38%	41%	(3	)pts	40%	39%	1pt

Our EMEA segment revenues decreased by 8% and increased by 3% in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. Revenues decreased during the three months ended September 30, 2012, as compared to the same period in the prior year, primarily due to lower sales of UC group systems, and to a lesser extent, lower sales of UC personal devices while UC platform sales were essentially flat. UC group systems revenues decreased primarily due to decreases in group video and group voice revenues, partially offset by an increase in immersive telepresence revenues. The overall decline in EMEA segment revenues was primarily due to the current economic conditions in the region. Revenues were down primarily in the Middle East and Turkey, Germany, the Nordic countries, and Eastern Europe, partially offset by increases in France and Russia. The increase in revenues in the nine months ended September 30, 2012, as compared to the same period in the prior year, was primarily driven by increased UC group systems revenues due to the growth in immersive telepresence revenues resulting from the HPVC business acquisition, and to a lesser extent, an increase in group voice revenues, partially offset by a decrease in group video revenues. Revenues from UC personal devices and UC platform products decreased slightly during the nine months ended September 30, 2012 as compared to the prior year. For the nine months ended September 30, 2012, revenues increased year-over-year primarily in Russia, Germany, the Benelux region, and France, partially offset by decreased revenues in the Nordic countries and Eastern Europe.

In both the three and nine months ended September 30, 2012 and 2011, one channel partner in our EMEA segment accounted for 12% of our EMEA net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of EMEA segment revenues decreased by 3 percentage points and increased by 1 percentage point for the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. The decrease in the three months ended September 30, 2012 as compared to the same period in 2011 was primarily due to an increase in direct sales and marketing expenses as a percentage of revenue and to a lesser extent, a decrease in gross margin percentage. For the nine months ended September 30, 2012, the contribution margin as a percentage of revenue increased as compared to the same period in 2011, primarily due to an increase in gross margins, while sales and marketing expenses as a percentage of revenue remained relatively flat. The increase in gross margins was primarily driven by an increase in product gross margins, partially offset by a reduction in service gross margins.

APAC

	Three Months Ended		Decrease		Nine Months Ended		Increase (Decrease)
$ in thousands	September 30, 2012	September 30, 2011			September 30, 2012	September 30, 2011
Revenues	$85,858	$89,699	(4)%		$273,444	$258,097	6%
Contribution margin	$35,595	$41,271	(14)%		$119,018	$124,482	(4)%
Contribution margin as % of APAC revenues	41%	46%	(5	)pts	44%	48%	(4	)pts

Our APAC segment revenues decreased by 4% and increased by 6% in the three and nine months ended September 30, 2012, respectively, as compared with the same periods in 2011.

In the three months ended September 30, 2012, revenues decreased year-over-year primarily in China, Australia and India, partially offset by a revenue increase in Korea. The decrease in APAC segment revenues in the three months ended September 30, 2012, as compared to the same period in the prior year, was primarily due to decreased UC group systems revenues, partially offset by increases in UC personal and UC platform revenues. The overall decline in our APAC segment revenues was primarily due to reduced government spending and elongated sales cycles. In the nine months ended September 30, 2012, revenues from China and Korea contributed to the growth in APAC, partially offset by decreases in revenues from Australia and India. The increases in revenues were driven by increases in our UC group systems and UC platform revenues, and to a lesser extent increased revenues in UC personal devices. Increases in UC group systems revenues in APAC were primarily driven by increased immersive telepresence revenues due primarily to the HPVC acquisition, and to a lesser extent, increases in group voice revenues, partially offset by decreased group video revenues.

In the three months ended September 30, 2012 and 2011, two channel partners in our APAC segment, in aggregate, accounted for 33% and 36% of our APAC net revenues, respectively. In the nine months ended September 30, 2012 and 2011, two channel partners in our APAC segment, in aggregate, accounted for 34% of our APAC net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of APAC segment revenues decreased by 5 and 4 percentage points in the three and nine months ended September 30, 2012, respectively, as compared to the same periods in 2011. In the three months ended September 30, 2012, as compared to the same period in 2011, the contribution margin as a percentage of revenue decreased primarily due to an increase in direct sales and marketing expenses as a percentage of revenues, partially offset by a slight increase in gross margins. In the nine months ended September 30, 2012, as compared to the same period in 2011, the contribution margin decreased primarily due to an increase in direct sales and marketing expenses as a percentage of revenues, and to a lesser extent, due to a decrease in gross margins. The decrease in gross margins was driven primarily by a product mix shift and increased discounting. Direct sales and marketing expenses increased primarily due to increased headcount-related expenses.

Discontinued Operations

On May 10, 2012, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC, a Delaware limited liability corporation (“Mobile Devices”), pursuant to which we will divest EWS to an affiliate of Sun Capital Partners, Inc. On October 22, 2012, the Purchase Agreement was amended (the “Amended Purchase Agreement”). Per the terms of the Amended Purchase Agreement, Mobile Devices will acquire SpectraLink Corporation (“SpectraLink”), a wholly-owned subsidiary of Polycom, by purchasing all of the outstanding stock and an intercompany note of SpectraLink from Polycom. The consideration set forth in the Amended Purchase Agreement shall consist of up to $110.0 million as follows: approximately $53.0 million in cash, subject to adjustments for cash, debt and working capital as set forth in the Amended Purchase Agreement, plus up to an additional $57.0 million in cash over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. The transaction is currently intended to close on or before December 15, 2012, subject to the terms of the Amended Purchase Agreement.

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

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$17,897	$23,751	$60,441	$72,832

Income from discontinued operations	4,710	6,431	15,137	11,474
Provision for income taxes	4,065	2,287	7,427	5,411

Income from discontinued operations, net of taxes	$645	$4,144	$7,710	$6,063

Revenues from discontinued operations for the three months ended September 30, 2012 were $17.9 million, a decrease of $5.9 million, or 25%, over the same period in 2011. Total revenues for the nine months ended September 30, 2012 were $60.4 million, a decrease of $12.4 million, or 17%, over the same period in 2011. Wireless revenues were down in the Americas and EMEA segments, as compared to the prior year periods. Revenues in our APAC segment were not significant.

Income from discontinued operations, net of taxes, decreased by $3.5 million and increased by $1.6 million in the three and nine month periods ended September 30, 2012, respectively, as compared to the same periods in the prior year. The decrease in the three month period was primarily due to a decrease in revenue, partially offset by a decrease in operating expenses. The increase in the nine month period was primarily due to improvements in gross margin. The improvement in the wireless gross margins was due to a lower mix of sales of lower margin products. Operating expenses of discontinued operations decreased by $1.6 million and by $3.9 million in the three and nine month periods ended September 30, 2012, respectively, compared to the same periods in the prior year, as we have continued to reduce spending in our wireless business as a result of a smaller revenue base in our wireless products.

Liquidity and Capital Resources

As of September 30, 2012, our principal sources of liquidity included cash and cash equivalents of $415.6 million, short-term investments of $167.6 million and long-term investments of $45.2 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $3.8 million, the majority of which are in place to satisfy certain of our facility lease requirements.

Our total cash and cash equivalents and investments held in the United States totaled $217.2 million as of September 30, 2012, and the remaining $411.2 million was held by various foreign subsidiaries outside of the United States.

If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities of combined continuing and discontinued operations totaling $121.4 million in the nine months ended September 30, 2012, as compared to $177.6 million in the comparable period of 2011. The decrease in cash provided from operating activities for the nine months ended September 30, 2012 as compared to the same period in 2011 was due primarily to decreased net income after adjustment of non-cash expenses, decreased accounts payables, increased inventories and deferred taxes, and a smaller increase in accrued liabilities, partially offset by a decrease in accounts receivable.

The total net change in cash and cash equivalents for the nine months ended September 30, 2012 was an increase of $40.3 million. The primary sources of cash were $121.4 million from operating activities, $3.6 million of net sales and maturities of investments, $24.4 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $9.6 million in excess tax benefits from stock-based compensation. The primary uses of cash during this period were $52.0 million for purchases of property and equipment, and $62.1 million for share repurchases. The positive cash from operating activities was primarily the result of net income, as adjusted for non-cash expenses and other items (such as depreciation, amortization, inventory write-downs for excess and obsolescence, losses on disposals of property and equipment and non-cash stock-based compensation, excess tax benefits) as well as decreases in trade receivables and increases in accrued liabilites. Partially offsetting the positive effect of these items were increases in inventories and deferred taxes, and a decrease in accounts payable.

Our days sales outstanding (“DSO”) metric was 51 days at September 30, 2012 and 50 days at September 30, 2011. The increase in DSO is due in part to increased international revenue and a resulting increase in international receivables, which typically have longer payment terms. We expect international revenues to become an increasing portion of our total revenues which, as a result, could continue to impact our DSO. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.4 turns at September 30, 2012, as compared to 5.7 turns at September 30, 2011. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

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

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues, cost of revenues, and operating expenses denominated in the Euro and British Pound as well as operating expenses denominated in Israeli Shekels. Our foreign exchange risk management program objective is to reduce volatility in our cash flows from unanticipated foreign currency fluctuations. At each reporting period, we record the fair value of our unrealized forward contracts on the condensed consolidated balance sheet with related unrealized gains and losses as a component of cumulative other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenues, cost of revenues, or operating expenses, depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded as interest and other income (expense), net.

From time to time, the Board of Directors approves plans to purchase shares of our common stock in the open market. During the nine months ended September 30, 2012, we purchased 4.7 million shares in the open market for $50.0 million. During the nine months ended September 30, 2011, the Company repurchased approximately 0.9 million shares of common stock in the open market for cash of approximately $20.0 million. Our Board of Directors has approved an increase in our current share repurchase authorization to include net proceeds from the anticipated sale of EWS, contingent upon completion of the transaction and receipt of the net proceeds from the sale.

At September 30, 2012, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $156.8 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $3.8 million, the majority of which are to secure the leases on some of our foreign offices.

The table set forth below shows, as of September 30, 2012, the future minimum lease payments due under our current lease obligations. There was no sublease income netted in the amounts below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of September 30, 2012 are as follows (in thousands):

	Net Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long-Term Liabilities	Purchase Commitments
Remainder of 2012	$5,247	$833	$—	$144,695
2013	25,703	3,344	1,554	12,100
2014	29,269	2,692	3,187	7
2015	23,625	1,963	2,155	—
2016	19,897	1,500	3,377	—
Thereafter	70,491	2,479	9,388	—

Total payments	$174,232	$12,811	$19,661	$156,802

As discussed in Note 15 of our Notes to Condensed Consolidated Financial Statements, at September 30, 2012, we have unrecognized tax benefits, including related interest, totaling $30.4 million, $2.9 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2012 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three and nine months ended September 30, 2012.

Recent Accounting Pronouncements

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for us beginning in the first quarter of fiscal 2013, and early adoption is permitted. We are currently assessing the potential impact on the adoption of this guidance on our consolidated financial statements.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2012. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at September 30, 2012 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 9/30/2012	+50 BPS	+100 BPS	+150 BPS
$213,585	$213,337	$213,090	$212,843	$212,595	$212,348	$212,101

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

As of September 30, 2012, we had outstanding forward exchange contracts to sell 1.2 million Brazilian Real at 2.05, sell 18.1 million Euros at 1.26, sell 0.1 million British Pounds at 2.07, sell 6.3 million Israeli Shekels at 3.86, sell 203.6 million Japanese Yen at 78.16, and sell 7.1 million Mexican Pesos at 13.38. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of September 30, 2012, we also had net outstanding foreign exchange contracts to sell 22.3 million Euros at 1.32, sell 1.7 million British Pounds at 1.54 and buy 17.3 million Israeli Shekels at 3.74. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues, cost of revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of September 30, 2012, we had net outstanding foreign exchange contracts to buy 1.0 million Euros at 1.27 and buy 0.5 million British Pounds at 1.57. These forward exchange contracts, carried at fair value, typically have maturities of less than 360 days. As of September 30, 2012, we also had net outstanding foreign exchange contracts to sell 35.3 million Euros at 1.32, buy 2.6 million British Pounds at 1.55 and buy 52.6 million Israeli Shekels at 3.85. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of September 30, 2012, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 10 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On May 11, 2012, we announced that on May 10, 2012 we had entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC (“MDH”), a Delaware limited liability corporation, pursuant to which we will divest our enterprise wireless voice solutions business to an affiliate of Sun Capital Partners, Inc. On August 21, 2012, we filed a lawsuit in Delaware Chancery Court to enforce the terms of the Purchase Agreement. On October 22, 2012, we entered into a settlement agreement with MDH and Sun Capital Partners V, L.P. to settle the claims raised in such lawsuit and, in connection with such settlement, amended the Purchase Agreement. Pursuant to the terms of the amendment (the “Amended Purchase Agreement”), the consideration set forth in the Amended Purchase Agreement shall consist of up to $110 million as follows: approximately $53.0 million in cash, subject to adjustments for cash, debt and working capital as set forth in the Amended Purchase Agreement, plus up to an additional $57.0 million in cash over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. The transaction is currently intended to close on or before December 15, 2012, subject to the terms of the Amended Purchase Agreement. On October 25, 2012, the lawsuit was dismissed with prejudice.

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

Competition that we face in the Americas, EMEA, and Asia Pacific for our UC&C solutions products is intense and it will likely intensify and could place increased pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Logitech, Avaya (including RADVISION, which was acquired by Avaya), and Huawei. We also compete with other smaller or new industry entrants.

Our competitive landscape continues to rapidly evolve as we move into new markets for video collaboration such as mobile, social, and cloud-delivered video. Our competitors also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architecture, such as Skype, Google Talk/Hangouts, and Apple FaceTime. Other offerings such as Cisco Systems’ Jabber, Avaya’s Flare-based ADVD, and Citrix Systems’ GoToMeeting with HD Faces also represent new competitive developments for Polycom. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing, which will correspondingly have a negative impact on our revenues, operating margins, and our ability to effectively compete against these companies.

The principal competitive factors in the markets in which we presently compete and may compete in the future include the ability to:

•	provide and sell a broad range of UC&C solutions and services, including mobility and cloud-based solutions, and our ability to bring such products to market on a timely basis;

•	appropriately and competitively price our products and solutions;

•	provide competitive product performance;

•	be successful in multiple markets with differing requirements, including, but not limited to, the enterprise, small-to-medium sized businesses (SMB), mobile video, social video, subscription-based video delivered from the cloud and service provider markets;

•	introduce new products and solutions in a timely manner;

•	reduce production and service costs;

•	provide required functionality such as security, reliability, and scalability;

•	ensure investment protection through interoperability and backwards- and forwards-compatibility with other UC&C systems and solutions;

•	continue differentiation through open standards and broad interoperability of our infrastructure in complex environments where integration with other third-party technologies, such as Microsoft Lync, is critical;

•	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;

•	gain market presence and brand recognition;

•	extend credit to our partners;

•	conform to open standards;

•	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC&C solutions and mobility and consumer solutions; and

•	successfully address the transition in the market from point product to solution selling.

Our competitive environment also differs by geography. Cisco Systems is our primary global competitor and is active in all theaters and categories in which we compete. We also compete globally with ClearOne Communications with respect to certain UC personal and UC group products. In the Asia Pacific region, the competitive landscape also includes China-based competitors such as Huawei, ZTE Corporation, and other competitors in the region including Sony, Snom, and Grandstream Communications.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance characteristics. New product introductions by our current or future competitors, or our delay in bringing new products to market to compete with competitive products, could cause a significant decline in sales or loss of market acceptance of our existing products and future products. We believe that the possible effects from ongoing competition may be a reduction in the prices of our products and our competitors’ products, the introduction of additional lower priced competitive products or the introduction of new products or product platforms that render our existing products or technologies obsolete. We also believe we will face increasing competition from alternative UC&C solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products is leading to the availability of alternative, lower-cost UC&C products than ours, such as those offered by Google, Inc., Skype and others, and, accordingly, could drive down our sales prices and negatively impact our revenues.

Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition which could adversely affect our business and future results of operations.

Strategic partnerships and acquisitions are regularly being formed and announced by our competitors, which may increase competition and result in increased downward pressure on our product prices. For instance, we now compete against Cisco Systems due to its acquisition of Tandberg ASA, previously our largest independent competitor. As a result, we now compete with a larger combined company with significantly greater financial and sales and marketing resources than ours, an extensive channel network and an expanded video communications solutions product line. This product line may be sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the telepresence and/or videoconferencing equipment market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya acquired Konftel in January 2011 and acquired RADVISION in June 2012, and LifeSize, which was acquired by Logitech, announced a partnership with Alcatel-Lucent in April 2010. These consolidations and partnerships have resulted in increased competition and pricing pressure for our UC&C solutions, which could also negatively impact our future results of operations, as the newly-combined entities have greater financial resources, deeper mass market sales channels and greater pricing flexibility than the standalone entities. Any such acquisitions by a strategic partner could also limit the potential contribution of our strategic relationships to our business, restrict our ability to provide interoperable features in our products and restrict our ability to form strategic relationships with these companies in the future, any of which could result in decreases in both revenues and gross margins and harm our business.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Despite our growth in total revenues in 2011 and in the nine months ended September 30, 2012 as compared to the same periods in the prior years, global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis in Europe and domestic debt and budget issues continue to create uncertainty and unpredictability, have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including without limitation our near-term revenue and profitability outlook. A global economic downturn would negatively impact technology spending for our products and services and could materially adversely affect our business, operating results and financial condition. For example, in the second quarter of 2012, we saw weakening demand in Europe and our EMEA segment revenues declined year-over-year by 2%, whereas our EMEA segment revenues had grown year-over-year for the preceding nine quarters. Further, we have recently seen slower growth than anticipated in China, India, Brazil, and other growth markets, which we believe is due in part to economic factors. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from pure premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or over the web, evolving industry standards and frequent new product introductions, including an increased emphasis on software products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, SMBs, and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these marketplaces, then our revenues may not grow as anticipated, we may devote significant financial and other resources to these areas, and our business may ultimately be harmed. For example, we recently launched Polycom® RealPresence® Mobile and are at the early stages of the formation of our relationships with Samsung, Motorola, Apple, HTC, and others with respect to defining our mobility product offerings. Given the competitive nature of the mobility industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues. Further, we are sponsoring the Open Visual Communications Consortium (“OVCC”) to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The OVCC may not be as successful as we have planned, which could negatively impact our ability to deliver solutions for these markets.

The success of our new products depends on several factors, including proper new product definition, product cost, services infrastructure for cloud delivery, timely completion and introduction of new products, proper positioning of new products in relation to our total product portfolio and their relative pricing, our ability to price our products competitively while maintaining favorable product margins, differentiation of new products from those of our competitors and other products in our own portfolio, market acceptance of these products and the ability to sell our products to customers as comprehensive UC&C solutions. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support.

In addition, we are making additional investments in developing our immersive telepresence solutions and other product innovations as part of our key strategic initiatives to deliver cloud-based and mobile UC&C solutions. Ultimately, it is possible that our increased investments in these areas may not yield the financial results that we plan to achieve from such investments as quickly as anticipated, or at all. In addition, in our high-end UC&C solutions, such as telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems, who have substantially greater financial, technical and executive resources than we do, as well as greater name recognition and market presence with many potential customers. We and our channel partners must also effectively educate our potential end-user customers about the benefits of unified communication solutions and the products that we offer and the features available over those of our competitors.

We also need to continually educate and train our channel partners to avoid any confusion as to the desirability of new product offerings and solutions compared to our existing product offerings and to be able to articulate and differentiate the value of new offerings as the market evolves. During the last few years, we launched several new product offerings, such as our mobility and cloud-based solutions, and there is a risk that these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of any product until they determine if these products are more desirable products than our other products, or as they consider a more UC&C centric strategy versus point product or endpoint only deployments. Any delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay. In addition, the introduction of new products may have an unintended negative impact on sales of and corresponding revenues associated with other products.

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

Any delays in the future for new product offerings currently under development, such as product offerings for mobile, cloud-based delivery, software delivery and consumer markets, any product shipment delays or any product quality issues, product defect issues or product recalls could adversely affect the market acceptance of these products (and correspondingly result in loss of market share), our ability to compete effectively in the market, and our reputation and the satisfaction of our customers, and therefore could lead to decreased product sales and could seriously harm our results of operations. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers. For example, we recently announced a number of new product offerings, some of which are not currently available. If we experience delays in the release of these new products, or if the new products we have introduced contain defects, our business and results of operations may be harmed.

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

Further, we continually evaluate our product lines both strategically and in terms of potential growth rates and margins. Such evaluations could result in the discontinuance or divestiture of those products in the future, which could be disruptive and costly and may not yield the intended benefits. For example, in May 2012 we entered into an agreement to divest our enterprise wireless solutions business, which is expected to close in the fourth quarter of 2012.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom RealPresence Mobile solution is dependent on enterprise adoption of video technology and cloud-based delivery solutions on mobile devices. If the mobile video market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or product enhancements based upon anticipated demand for new features and functionality, such as next generation HD video resolution technology and scalable video codec capabilities. We may not be able to sell certain of our products in significant volumes and our business may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products that incorporate new technologies are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC&C solutions will drive increased demand for our UC platform products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings on which we are relying on for future revenues, such as product offerings for the mobile market, software delivery and cloud-based delivery, our profitability would be harmed. Further, revenues relating to new product offerings are unpredictable, and new products typically have lower gross margins for a period of time after their introduction. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC&C solutions equipment and UC platform products, which could cause us to reduce the prices for any of our product offerings or discontinue one or more of our products with the intent of simplifying our product offering and enhancing sales of a similar product. Further, we have reduced prices in the past in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a similar product.

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

Our products are becoming increasingly more complex and are incorporating more complex technologies, such as those included in our UC platform, UC&C solutions and software products. This has increased the need for enhanced product warranty and service capabilities. In order to meet the demand for these enhanced service requirements, including integration services, we may need to internally develop or acquire additional advanced service capabilities, which may require additional investments. If we cannot adequately develop and train our internal support organization or maintain our relationships with our outside technical support providers, it could adversely affect our business.

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

In addition to our historical acquisitions, we have acquired a number of new businesses including most recently, ViVu, the assets of HPVC and Accordent in 2011. As of September 30, 2012, our goodwill attributable to continuing operations was approximately $553.5 million and other purchased intangible assets attributable to continuing operations was approximately $59.4 million, which together represent a significant portion of the assets recorded on our consolidated balance sheets. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Therefore, we cannot assure you that a charge to operations will not occur as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred and may occur in the future as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values. If and when these write-downs do occur, they could harm our business and results of operations.

In addition, we have made investments in private companies which we classify as “Other assets” on our consolidated balance sheets. The value of these investments is influenced by many factors, including the operating effectiveness of these companies, the overall health of these companies’ industries, the strength of the private equity markets and general market conditions. As of September 30, 2012, our investments in private companies were valued at $2.0 million. We recorded $0.1 million in impairment charges, net of recoveries, during the year ended December 31, 2011 in interest and other income/(expense), net. We may make additional investments in private companies which would be subject to similar impairment risks, and these impairment risks may cause us to write-down the recorded value of any such investments. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time-consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of any acquisitions, to retain key personnel, or to successfully integrate the operations of these companies could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

•	incorporating the acquired company’s technology and products and services into our current and future product lines, including providing new services for us such as the managed services business that was acquired in the HPVC acquisition;

•	potential deterioration of the acquired company’s product sales and corresponding revenues due to integration activities and management distraction;

•	managing integration issues, such as transition services provided to us by HP in the acquisition of HPVC;

•	potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product offerings of the newly acquired company with our existing product lines, including the impact of competing products on acquired product and services revenue streams;

•	entering new businesses or product lines;

•	potentially incompatible cultural differences between the two companies;

•	geographic dispersion of operations;

•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;

•	generating marketing demand for an expanded product line;

•	distraction of the existing and acquired sales force during the integration of the companies;

•	distraction of and potential conflict with the acquired company’s products in regards to our existing channel partners;

•	the difficulty in leveraging the acquired company’s and our combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain previous customers or employees of an acquired company.

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

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. We have experienced longer sales cycles in connection with our high-end UC&C solutions, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as telepresence and some UC platform products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability.

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, since the second quarter of 2011, we have experienced a higher percentage of our bookings and resulting revenues in the third month of the quarter than in prior quarters. For example, in the second quarter of 2012, approximately 51% of our quarterly revenues were recognized in the third month of the quarter, as compared to 49% in the third month of the second quarter of 2011. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

As part of our key strategic initiatives, we are focusing on our strategic partnerships with HP, IBM, Microsoft and Apple. For example, in conjunction with our acquisition of HPVC, we have entered into a strategic relationship with HP in which we will serve as an exclusive partner to HP for certain video unified communications solutions for both resale and internal HP deployments. This exclusivity is limited to the Polycom telepresence, group video systems, and UC platform product offerings available at the applicable time during the exclusivity period and does not preclude the purchase or resale of Microsoft products sold and developed in these categories. Defining, managing and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the unified communications market and to take advantage of anticipated future market growth. For example, our key strategic relationship with Microsoft in which we are jointly developing and marketing a unified communications solution that leverages the demand for Microsoft’s next generation UC server could negatively impact our ability to compete effectively in the UC&C marketplace if we are unsuccessful. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we grow our revenues and our customer base, our exposure to credit risk increases. In addition, global economic uncertainty, a downturn in technology spending in the United States and other countries, and the financial services crisis have restricted the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our revenues from such channel partners and negatively impacting our future results as they reorganize or go out of business. Further, we have increased our channel partner and end-user financing programs to support our business, which will also increase our credit risk. Continuing efforts to develop these programs will require significant resources that may not generate the revenue we anticipate or yield intended benefits.

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

If our channel partners fail to comply with laws or standards, our business could be harmed.

We expect our channel partners to meet certain standards of conduct and to comply with laws, such as global anticorruption laws. Noncompliance with such standards or laws could harm our reputation and could result in harm to our business and results of operations, possibly materially, in the event we were to become involved in an investigation due to such noncompliance by a channel partner.

International sales and expenses represent a significant portion of our revenues and operating expenses and risks inherent in international operations could harm our business.

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales will continue to increase and to account for a significant portion of our revenues for the foreseeable future and that international operating expenses will continue to increase. For example, in the third quarter of 2012, international revenues from continuing operations represented 56% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

•	adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in EMEA and the recent reduced government spending and elongated sales cycles we have seen in China;

•	potential foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;

•	environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries;

•	unexpected changes in regulatory requirements and tariffs;

•	longer payment cycles;

•	potentially adverse tax consequences;

•	the near and long-term impact of the instability in the Middle East or other hostilities; and

•	adverse economic impact of terrorist attacks and incidents and any military response to those attacks.

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

While we do not hedge for speculative purposes, as a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. As a result, our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. Due to the denomination of our European product sales in Euros and of our United Kingdom product sales in British Pounds, we have increased our hedging activity. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. For example, as a result of our program, in the first, second, and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million, and $0.3 million, respectively, as compared to increases in operating income in the first, second, and third quarters of 2012 by $1.1 million, $2.2 million and $0.1 million, respectively.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. For example, we recently made changes impacting our sales leadership and organizational structure in North America. As new hires assess their areas of responsibilities and define their organizations, it will likely result in disruption to the business and additional organizational changes or restructuring actions and charges. Future changes to our executive and senior management teams, including new executive hires or departures, or other organizational changes implemented by our executive leadership team, could cause disruption to the business and have an impact on our ability to execute successfully in future periods, particularly with respect to the execution of our go-to-market strategy and the expected resulting revenues, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

We have experienced significant growth in our business and operations due to internal expansion and business acquisitions, and if we do not appropriately manage this growth and any future growth, our operating results may be negatively affected.

Our business has grown in recent years through internal expansion and business acquisitions and we announced several key strategic imperatives for 2012 that we are undertaking to further grow our business, including developing our cloud-based UC&C solutions, delivering our UC&C solutions to mobile platforms, focusing our strategic R&D and go-to-market investments on Microsoft, IBM, HP, and Apple, growing the RealPresence Platform, and leveraging growth market opportunities. Our execution against our strategic imperatives may cause strain on our organizational resources and may not ultimately result in the return on investment that is anticipated. Further, continued growth in general, which may include growth through business acquisitions, such as our acquisitions in 2011, may continue to cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and processes, financial operating and administrative systems and controls, and continue managing headcount and capital in an efficient manner. For example, our information technology systems may not grow at a sufficient rate to keep up with the processing and information demands placed on them by a much larger company. We plan to upgrade and expand our information technology systems and underlying business processes, which will be costly and disruptive to our business. Our inability to do so could harm our business. Similarly, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. In addition, we must continue to evolve our processes, such as the process we use for collecting customer information, to take advantage of automation tools as the size of our business grows, or the processes that we developed when we were a smaller company may not be sustainable and could cause harm to our business. We also may be less able to predict and effectively control our operating expenses due to the growth and increasing complexity of our business.

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

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business or to reduce our operating costs. Such restructuring actions resulted in charges to operations of $21.8 million, $9.4 million and $8.1 million that we recorded as restructuring costs during the nine months ended September 30, 2012 and the years ended December 31, 2011 and 2010, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures, or we may discover we terminated the wrong personnel or cut too deeply, which may impact our operations. If we are unable to manage our growth effectively, if we experience a shortfall in resources or if we must take additional restructuring charges, our results of operations will be harmed.

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

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. For example, the flooding in 2011 in Thailand has affected certain of our suppliers, which could negatively impact the supply of components for some of our products. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins, as we have seen in recent quarters.

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

In addition, we expect our contractors to meet certain standards of conduct, including standards related to the environment, health and safety and general working conditions and compliance with laws. Significant or continuing noncompliance of such standards or local laws could harm our reputation or cause us to experience disruptions that could harm our business and results of operations.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write-down the value of our investments. For the quarter ended September 30, 2012, we did not recognize any other-than-temporary impairment or losses on our investments.

With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income. A significant portion of our net revenue and expenses are transacted in U.S. dollars. However, some of these activities are conducted in other currencies, primarily currencies in Europe and Asia. As a response to the risks of changes in value of foreign currency denominated transactions, we may enter into foreign currency forward contracts or other instruments to mitigate these risks. Our foreign currency forward contracts reduce, but do not eliminate, the impact of currency exchange rate movements. For example, we do not execute forward contracts in all currencies in which we conduct business or hedge the full amount of each exposure identified. The translation of these foreign currency denominated transactions will impact net revenues, operating expenses and net income as a result of fluctuations in the U.S. dollar against foreign currencies. Accordingly, such amounts denominated in foreign currencies may fluctuate in value and produce significant earnings and cash flow volatility. For example, as a result of our cash flow hedging program, in the first, second, and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million, and $0.3 million, respectively, as compared to increases in operating income in the first, second, and third quarters of 2012 by $1.1 million, 2.2 million, and 0.1 million, respectively.

Delays or loss of government contracts or failure to obtain required government certifications could have a material adverse effect on our business.

We sell our products indirectly and provide services to governmental entities in accordance with certain regulated contractual arrangements. While reporting and compliance with government contracts is both our responsibility and the responsibility of our partner, or our partner’s lack of reporting or compliance could have an impact on the sales of our products to government agencies. Further, the United States Federal government has certain certification and product requirements for products sold to them. If we are unable to meet applicable certification or other requirements within the timeframes specified by the United States Federal government, or if our competitors have certifications for competitive products for which we are not yet certified, our revenues and results of operations would be adversely impacted.

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

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing disturbances in the Middle East, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to the loss of our intellectual property or the confidential information of our customers, disruption of our business activities and potential litigation), and other events beyond our control. We have a business continuity program that is based on enterprise risk assessment which addresses the impact of natural, technological, man-made and geopolitical disasters on our critical business functions. This plan helps facilitate the continuation of critical business activities in the event of a disaster but may not prove to be sufficient. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations. Further, given our linearity, any interruption of our business, business processes or systems late in a fiscal quarter could potentially negatively impact our financial results for such period.

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

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended September 30, 2012, as adjusted for the stock split:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
7/1/12 to 7/31/12	350	$9.42	—	$58,053,000
8/1/12 to 8/31/12	3,054,766	$10.23	2,914,900	$28,057,000
9/1/12 to 9/30/12	29	$10.64	—	$28,057,000

Total	3,055,145	$10.23	2,914,900

(1)	Includes 140,245 shares repurchased in July through September 2012 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, we announced that our Board of Directors approved a share repurchase plan under which we may at our discretion purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). As of September 30, 2012, we were authorized to purchase up to an additional $28.1 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized. Our Board of Directors has approved an increase in its current share repurchase authorization to include net proceeds from the anticipated sale of EWS, contingent upon completion of the transaction and receipt of the net proceeds from the sale.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

2.1(1)	Amendment No. 1 to Purchase and Sale Agreement, dated as of October 22, 2012, by and between Registrant and Mobile Devices Holdings, LLC

10.1(1)	Settlement Agreement, dated as of October 22, 2012, by and among Registrant, Mobile Devices Holdings, LLC, and Sun Capital Partners V, L.P.

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2012

POLYCOM, INC.

/S/ ANDREW M. MILLER
Andrew M. Miller
President and Chief Executive Officer
(Principal Executive Officer)

/S/ ERIC F. BROWN
Eric F. Brown
Chief Operating Officer, Chief Financial Officer, and
Executive Vice President
(Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr
Senior Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1(1)	Amendment No. 1 to Purchase and Sale Agreement, dated as of October 22, 2012, by and between Registrant and Mobile Devices Holdings, LLC

10.1(1)	Settlement Agreement, dated as of October 22, 2012, by and among Registrant, Mobile Devices Holdings, LLC, and Sun Capital Partners V, L.P.

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.