Form 10-K
period 2012-12-31
POLYCOM INC
filed 2013-02-14
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3128324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6001 America Center Drive, San Jose, California	95002
(Address of principal executive offices)	(Zip Code)

(408) 586-6000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0005 per share	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No  ☒

As of June 29, 2012, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 29, 2012, was approximately $1,852,854,546. Shares of common stock held by each executive officer and director have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

177,011,635 shares of the Registrant’s common stock were outstanding as of February 1, 2013.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a global leader in open, standards-based unified communications and collaboration (UC&C) solutions for voice and video collaboration. Our solutions are powered by the Polycom® RealPresence® Platform, comprehensive software infrastructure and rich application programming interfaces (“APIs”) that interoperate with a broad set of communication, business, mobile, and cloud applications and devices to deliver secure face-to-face video collaboration across different environments. With Polycom® RealPresence® video and voice solutions, from infrastructure to endpoints for all environments, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, communicate, and collaborate through a high-definition (“HD”) visual and audio experience from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare applications. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through visual collaboration, Polycom enables teams to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

Our vision is to make video collaboration ubiquitous. To achieve this vision, our strategy is to make video collaboration simple to use and available to everyone through open, standards-based software delivered through private and public clouds that connect people securely across any network, protocol, application, or device they want to use. Historically, our focus has been premises-based solutions for the enterprise and public sector, targeted at vertical markets including finance, manufacturing, government, education and healthcare, and we believe this continues to be a growth opportunity for us as more and more organizations are recognizing the mission-critical business benefits of video collaboration. In addition, in response to emerging market trends and the network effect driven by business-to-business adoption of UC&C solutions, we continue to expand our focus to newly emerging markets such as mobile video collaboration, browser-based business-to-business (“B2B”) and business-to-consumer (“B2C”) connectivity, and enabling cloud-based delivery for enterprise customers, small and medium businesses (“SMBs”), and service and solutions providers offering video collaboration-as-a-service.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability and fulfillment agility.

We believe important drivers for the adoption of Polycom’s UC&C solutions include:

•	growth of video as a preferred method of communication everywhere,

•	increasing presence of video on the desktop,

•	growth of video-capable mobile devices (including tablets and smartphones),

•	expansion of business applications with integrated web-based video collaboration,

•	virtualization and the move to private, public, and hybrid clouds,

•	adoption of UC&C by SMBs,

•	growth of the number of teleworkers globally,

•	emergence of Bring Your Own Device (“BYOD”) programs in businesses of all sizes, across all regions,

•	demand for UC&C solutions for B2B and B2C communications and the move of consumer applications (“Bring Your Own Apps”) into the business space, and

•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing video collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology, and customer-centric go-to-market capabilities.

Available Information

We were incorporated in December 1990 in Delaware. Our headquarters are located at 6001 America Center Drive, San Jose, California, 95002. Our telephone number at this location is (408) 586-6000 and our web address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available free of charge on our website under “Company > Investor Relations > SEC Filings,” as soon as reasonably practicable after such material is filed electronically with, or furnished to, the United States Securities and Exchange Commission, or SEC. Information on the website does not constitute a part of this Annual Report on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains reports, proxy, and information statements and other information regarding Polycom and our business that we file electronically with the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks, and service marks of ours and of other companies.

PRODUCTS AND SERVICES

Our video, voice and content-management and content-sharing solutions range from immersive telepresence and conference room systems, to home/work office solutions, to applications for mobile devices, to browser-based video collaboration, to cloud-delivered services, to industry-specific solutions, such as specialized healthcare video carts, and includes the infrastructure platform that powers these solutions and the services to support them.

Our products and solutions are categorized as follows:

•

UC Platform, which includes universal collaboration servers, virtualization management (distributed media optimization), resource management, recording and streaming, open API’s and remote access technologies that constitute the RealPresence Platform. Inclusive of the related services components, UC Platform revenues comprised 18% of our total revenues in 2012 and 2011.

•

UC Group Systems, which includes immersive telepresence, group video and group voice systems. Inclusive of the related services components, UC Group Systems revenues comprised 69% of our total revenues in 2012 and 2011.

•

UC Personal Devices, which includes desktop video devices and desktop voice products. Inclusive of the related services components, UC Personal Devices revenues comprised 13% of our total revenues in 2012 and 2011.

UC Platform

The RealPresence Platform is our comprehensive software infrastructure offering for universal video collaboration, powering Polycom’s HD video solutions. Using the RealPresence Platform, organizations bring people face-to-face from anywhere and create seamless UC environments and collaboration experiences that incorporate HD video and voice collaboration, instant messaging, calendaring, e-mailing, and content sharing. In addition, the open standards-based RealPresence Platform helps ensure the interoperability of hundreds of business applications and helps protect customer investments through compatibility with existing and future systems. The Polycom components that make up the RealPresence Platform include:

•

Polycom® RealPresence® Collaboration Server (RMX or Collaboration Server 800s, Virtual Edition). The RealPresence Collaboration Server provides universal video collaboration, or bridging. Universal video collaboration enables multipoint video, voice, and content collaboration regardless of network, protocol, or device. The RealPresence Collaboration Servers can be sized to fit the needs of small, medium, or large organizations, supporting the collaboration needs of all customers.

•

Polycom® RealPresence® Resource Manager. The RealPresence Resource Manager system centrally provisions, monitors, and manages the entire video collaboration network. Through dynamic provisioning, the RealPresence Resource Manager system automatically configures and maintains thousands of video clients at pre-determined software baselines. This eliminates having a variety of software releases in the field, fixing end-user configuration mismatches, being uncertain about the quality of video being provided, and other typical management issues. Built-in reports, application dashboards, and drill-down tabs ensure that users can instantly access troubleshooting and operational metrics that are readily available.

•

Polycom® RealPresence® Virtualization Manager (DMA). The RealPresence Virtualization Manager system is a network-based virtualization application for managing and distributing calls across collaboration networks. With no single point of failure, the RealPresence Virtualization Manager provides reliability and super-cluster configurations for mission-critical communications. It also provides a single unified dialing plan for video and voice applications across multiple vendors. Virtualization management brings massive scale, redundancy, and resiliency to the video network. Supporting up to 25,000 concurrent calls and 75,000 devices, the RealPresence Virtualization Manager system provides advanced routing algorithms to maximize resource utilization and dynamically distribute calls based on priority, bandwidth, and class of service.

•

Polycom® RealPresence® Access DirectorTM. The RealPresence Access Director solution makes it easier for users, inside or outside a company’s firewall, to video conference safely with anyone in the organization, whether they are in a secure environment at the office or an unsecure environment at home or in a hotel, bringing highly scalable conferencing to applications such as B2B, B2C, and intra-company collaboration, whether using H.323 or session initiated protocol (“SIP”) devices.

•

Polycom Video Content Management Solutions. Polycom video content management solutions provide secure video capture, management, administration, and delivery. Solutions include the Polycom® RealPresence® Media Manager, the Polycom® RSSTM 4000 recording and streaming server, the Polycom® RealPresence® Capture Station, and the Polycom® RealPresence® Broadcast Producer.

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

The Polycom® RealPresence® Experience (RPX™) room environment, Polycom® HaloTM, Polycom® Open Telepresence Experience® (OTX®) suite, Polycom® Architected Telepresence Experience™ (ATX) solution, Polycom® RealPresence® Group Series, and Polycom® HDX® personal and room-based video solutions comprise a portfolio of high-performance, cost-effective, and easy-to-use room and immersive telepresence and video conferencing systems. Customers have multiple options to incorporate HD data sharing and collaboration into a video conference. The Polycom® People+Content™ family of peripherals allows users of Polycom Group Series, HDX, RealPresence Desktop, and RealPresence Mobile products to more easily incorporate content, documents, and audiovisual effects into their video conferencing sessions. The user experience for any Polycom customer is enhanced when users choose to deploy intelligent accessories, including the Polycom® EagleEye Director, which changes the face of group video communications by enabling close-up views of every speaker in a video conference, regardless of their location or the number of people in the room, with automated and directed camera pan, tilt and zoom; the Polycom® UC BoardTM and ActiveTouch which seamlessly integrates white boarding into any video collaboration meeting; and Polycom® Touch Control, which eliminates the need for a remote control with a graphical touch interface that simplifies content capture and sharing.

We offer a range of UC group devices specifically optimized for the Microsoft Lync environment. The Polycom® CX3000 IP conference phone is optimized for Microsoft Lync and features embedded Microsoft Lync software, delivering a familiar user interface and functionality for conference call participants. The Polycom® CX5000 unified conference station adds a 360-degree group video collaboration experience to Microsoft Lync environments. The Polycom®CX7000 unified collaboration system is a group voice, video, and content collaboration system optimized specifically for Microsoft Lync. We now offer 39 solutions that natively integrate with Microsoft Lync, so Microsoft users can click a name on a Lync contact list and instantly begin collaborating face-to-face via Polycom RealPresence video. The RealPresence Platform enables customers with Microsoft Lync clients, Polycom-certified Lync products, and/or Polycom endpoints to all connect together in multi-point calls.

Complementing our video offerings, we provide conference phones that either integrate with our video solutions or that can be used independently to conduct high-quality, effective voice conference calls. Our conference phone offerings include Polycom® VoiceStation® conference phones for smaller rooms, Polycom® SoundStation® conference phones for midsize rooms, and Polycom® SoundStation® IP conference phones for conference room solutions using Voice-over IP (“VoIP”) telephony networks. Polycom® SoundStation® Duo is an analog/IP hybrid conference phone for mid-size conference rooms for companies of all sizes that we believe is ideal for organizations planning the transition to IP and looking to invest today in a future-ready solution.

UC Personal Devices

Our UC personal devices extend clear, HD voice, video, and content to desktops, home offices, mobile users, and branch sites—virtually anywhere.

Organizations use our personal video solutions in an expanding range of use cases. The Polycom HDX 4000 series delivers a premier personal video collaboration experience, with HD video, voice, and content-sharing housed in a compact and stylish design. The RealPresence Desktop solution brings simple, effective, standards-based desktop conferencing to any PC and can be purchased as individual licenses. In addition, as part of our UC platform product line, the Polycom RealPresence Desktop client is a standards-based desktop video conferencing solution, supporting both PCs and MACs, that is centrally deployed via the Polycom RealPresence Resource Manager.

The Polycom® VVX® business media phones combine advanced telephony, one-touch video, and integrated business applications into a life-like experience for the desktop. This portfolio of devices includes the VVX1500 executive phone, the VVX600 premium phone for managers and administration staff, and the VVX500 performance phone for knowledge professionals. These UC devices are equipped with all of the capabilities of a full-featured Polycom® SoundPoint® IP conference phone, including multiple lines, Polycom® HD Voice™ technology, and a host of rich telephony functions. The VVX business media phones also feature Microsoft Outlook and Calendar integration, web-based provisioning, USB expansion ports and an open application development environment to allow third-party development of interoperable applications.

The Polycom SoundPoint series of standards-based SIP desktop devices provides superior audio quality and rich features to address the desktop communications requirements of businesses. The complete SoundPoint product line is based on a common software architecture to ensure compatibility for all devices with our VoIP solution partners. The VoIP ecosystem includes call management suppliers for on-premises call servers and soft-switches for network-based call server platforms. Through our VoIP Interoperability Partner (“VIP”) program, we have established relationships with approximately 42 technology partners for VoIP call managers to collaborate in the development, marketing, and distribution of Polycom’s VoIP products.

In partnership with Microsoft, we jointly developed a family of devices optimized for use with Microsoft Lync. These natively integrated UC devices deliver rich presence, HD voice, and plug-and-play functionality, and in conjunction with the Lync solution, provide an attractive value proposition for private branch exchange (“PBX”) replacement. Further, a wide range of USB and IP devices deliver a Microsoft UC experience and are easy to deploy, use, and manage. Our standards-based SIP voice solutions are also now interoperable with Microsoft Lync, we believe providing greater choice and flexibility to customers as they update or transition their call management solutions.

Mobile UC Solutions

We also provide enterprise-grade video collaboration and content sharing on a wide variety of mobile devices. RealPresence Mobile, a free-to-download software solution, extends our HD video collaboration technology, built on the RealPresence Platform, beyond the office and conference room to more than 15 Apple OS X and Android powered smartphones and tablets. In 2012, Polycom improved video collaboration with additional features on mobile devices such as content sharing, far-end camera control, and Polycom® SmartPairing™ technology, which lets users control video meetings with their tablets and transfer a live video call from tablet to big screen with the swipe of a finger. We believe our support for the BYOD trend is driving a network effect for users and businesses by enabling mobile devices to connect with each other as well as with other standards-based video systems and applications. Throughout 2013, we expect our UC mobility solutions to be deployed on an even broader range of networks and devices to further expand the options for anywhere/anytime video collaboration.

Cloud-Based UC Solutions We are focused on enabling our partners to offer cloud-based UC solutions through a range of hosting and delivery options that give customers the ultimate in flexibility and choice in video delivery.

1.	Private Clouds, On-premises. Organizations with their own IT staff and large computing resources may opt to purchase the RealPresence Platform and deploy it in their datacenters in a “private cloud” model. Private clouds are ideal for making mission-critical applications always available to a wide audience, while more efficiently managing the resources necessary to deliver them. These private cloud customers have complete control and management over the provisioning and delivery of video collaboration across all their environments.

2.	Private Clouds, Off-premises. Organizations without their own IT staff or datacenters can turn to partners and service providers to deliver video collaboration-as-a-service. Our strategy is to enable partners and service providers to meet the needs of these customers with a managed service offering that includes dedicated RealPresence infrastructure, as well as qualified people to manage the service for that customer when required. Even large enterprise customers may tap service providers’ clouds when their video collaboration needs exceed their capacity.

3.	Public Clouds, Off-premises. Our strategy for public clouds is to partner with qualified service providers and channel partners to deliver video collaboration-as-a-service offerings to enterprises and SMBs. Public clouds are constructed of shared, partitioned resources and offer services to multiple entities using the same infrastructure. They may be owned, managed, and operated by a third-party such as a partner, service provider, or distributor. In this case, the RealPresence Platform is always deployed within a partner’s network and delivered as a service. The RealPresence Platform provides the carrier-grade video infrastructure required for cloud-delivered services that can scale to a multitude of businesses with security, reliability, and manageability. The RealPresence Platform also keeps operating costs low for service providers by interoperating with existing systems via native integrations and open standards, leveraging voice and video call management platforms, and creating opportunities for hybrid UC environments. With new features such as multi-tenancy support and a rich suite of open APIs that enable service providers to get to market faster with custom and plug-in applications, we believe we are further driving down the cost and complexity of building and managing a public or private video cloud. Polycom APIs and software development kits help service providers speed the delivery of new services by simplifying the task of integrating the RealPresence Platform with their operations and billing support systems, as well as third-party management systems for scheduling, billing, and rating; video collaboration provisioning; resource reporting in-conference control; and system management. Subscribers gain the benefits of purchasing video collaboration on an as-needed basis and avoid upfront capital expenditures. We believe video collaboration delivered from a public cloud is a very attractive option for small to medium sized companies who either do not have the upfront budgets to invest or the IT resources to maintain the infrastructure.

Browser-based Collaboration

Polycom® RealPresence® CloudAXIS™ Suite is a solution designed to enable businesses to collaborate with other businesses—or individuals—easily and securely, independent of application, system, or device. The CloudAXIS Suite extends secure Polycom video collaboration to anyone with a browser and camera on their smartphone, tablet, or PC. As a software extension for the RealPresence Platform, the CloudAXIS Suite gathers all your contacts from applications like Skype, Facebook, and Google Talk into one easy-to-access global presence directory. By simply dragging and dropping your contacts, you can have secure enterprise-grade videoconferences, including content collaboration, with anyone who has a browser and a webcam, inside or outside the firewall. The CloudAXIS Suite is planned for general availability in the second quarter of 2013 as an extension to the RealPresence Platform.

Standards and Interoperability (“SIP”)

We develop open standards-based products that are interoperable in multi-vendor environments. Standards-based means built upon publicly available and broadly accepted industry standards, and open means non-proprietary software designed for equal accessibility by partners and third-party developers, including our competitors. We promote the development and deployment of open standards because we believe this is the most effective way to establish broad interoperability in a complex multi-vendor ecosystem of unified communications. This approach not only drives a “network effect” of connectivity, but also provides our customers with the flexibility to choose best-of-breed solutions with the assurance that the solutions will work together.

We actively participate in several standards development organizations (including the IEEE, IETF, and the ITU-T) in order to develop new open standards for the industry (such as standards for HD video, content sharing, and HD audio). We also have joined with both partners and competitors in many industry forums and consortiums that focus on interoperability, including the International Multimedia Teleconferencing Consortium, Open Visual Communications ConsortiumTM (OVCCTM), SIP Forum, Unified Communications Interoperability Forum (“UCIF”), and the Wi-Fi Alliance. We are founding members or board members of several of these organizations and are active in leading the development of standards and protocols intended to drive interoperability for the greater good of the industry and our customers.

As a part of this work, our UC innovation development team has developed or is developing underlying standards-based technologies to power our portfolio of UC solutions, including:

Session Initiation Protocol

We have played an active role in standards bodies and the SIP Forum to develop and implement SIP across our UC solutions. We believe our implementation of SIP is robust, secure, and feature-rich. Enhancing our SIP solutions in 2012, we added many new SIP-capable UC devices across our voice and video offerings that extend into mobile, home/work office and conference room environments, including a highly scalable, cost-effective firewall traversal solution that enables B2B and B2C traffic for both SIP and H.323 technologies.

Scalable Video Coding

Scalable Video Coding (“SVC”) is a standard designed to deliver a high-quality, low-latency video collaboration experience at any bandwidth and over networks prone to packet loss and congestion. SVC is an extension to H.264 Advanced Video Coding (AVC), an efficient and high-performance standard that is used by most of today’s video conferencing devices. In 2012, we extended our RealPresence video solutions with the additional functionality of open, standards-based SVC. Our SVC solution delivers a forward/backward-compatible (SVC/AVC) solution, providing investment protection, easy customer-paced transition to SVC, and superior economics for our customers. In 2012, we delivered SVC solutions across the RealPresence Platform, including the RMX solution, the new RealPresence Collaboration Server 800s, Virtual Edition, and the RealPresence Access Director. We also delivered industry-unique AVC/SVC solutions across mobile, home/work office, and conference room environments with RealPresence Mobile 2.0, RealPresence Desktop 2.0, and the Group Series 300 and 500 systems – all of which can simultaneously support interoperability with standard-based AVC systems and a growing number of SVC solutions. We also delivered an open, standards-based SVC codec in 2012 and made it available to the industry on a royalty-free basis.

Microsoft, another founding member of the UCIF alongside us, is an early adopter of this new open standards-based SVC technology. We believe the licensing of H.264 SVC provides a foundation that will allow the industry to deliver the type of seamless interoperability for which our joint customers are asking.

Security

We believe that security is of the utmost importance and we are committed to bringing a secure means of real-time collaborative communications both inside and outside enterprise firewalls to customers worldwide. Security has become increasingly important with the emergence of BYOD programs, the need to securely integrate a variety of mobile video devices into the enterprise, and the growing imperative to extend video collaboration to B2B and B2C relationships. Implementing secure communication technologies and validating standards and interoperability is in many cases a mandatory requirement for government customers. Continuing to deliver on this objective in 2012, we launched the RealPresence Access Director, a secure firewall traversal solution for voice, video, and web content between locations and organizations that is highly scalable and affordable for H.323, SIP, and HTTP.

High Profile Video

Standards-based high profile video enables a dramatic reduction in the network resources necessary to deliver video collaboration across organizations. It allows lower-cost, standards-based visual communication with lower bandwidth, thus limiting or avoiding costly network upgrades—all while remaining standards-based. Video deployments can be extended to more sites, more cost effectively, and with greater quality – including the growing demand for home-based workers or satellite offices which often operate with limited bandwidth. With the H.264 High Profile implementation for real-time video, customers can immediately begin saving up to 50 percent on bandwidth costs on operational expenses alone with additional potential capital expense savings from the avoidance of network expansion for video that otherwise would be required.

The shift to high profile video delivers gains in performance across the full bandwidth spectrum. As a result, HD systems benefit the most from high profile, which we believe enables accelerated adoption of HD communication across organizations. Branch offices, remote sites, rural locations, and developing regions can now enjoy the benefits of HD quality – even when these sites might be sharing a smaller T1 line for both data and multi-media.

Services

We offer a comprehensive line of professional, support and managed services to customers on a global basis. These services are offered through our worldwide channel partner network. Services revenues comprised 25% of our total revenues in 2012 as compared to 19% in 2011.

For the ongoing support of end-user customers, we provide maintenance services that include telephone support, software upgrades and updates, parts exchange, on-site assistance, and direct access to support engineers for real-time troubleshooting. These support services comprise the majority of our services revenue and are driven by both attach rates of maintenance agreements on new product sales, as well as the renewal of existing maintenance agreements. Enhanced Support services are also available that provide faster response times in over 20 cities worldwide for more mission-critical RealPresence Platform deployments. Solution-focused support is available through AdvancedAccess support and our proactive Elite Services. We also offer installation and implementation services and a broad range of training to ensure effective usage and operation of products with training facilities worldwide.

We believe that service and support are critical components of customer satisfaction and create a platform for expanded and long-term customer relationships. Over the past year, we invested in new spare parts depots and now have warehouses worldwide to provide better service to customers across the globe. We have also invested in an extensive customer relationship management system and knowledge base to expand online support and infrastructure. We also have an online support portal for customers that includes the ability to open, track, and update service requests online 24x7, request and track Return Material Authorizations, query bulk contract entitlement status, and view contract and warranty status. The portal also offers a proactive support notification to which customers and partners may subscribe. Support services are flexible and available for every Polycom solution deployed in IP, legacy, or mixed-network environments.

We offer a variety of professional services solutions including assessments, implementation services, network consulting services, usage and adoption services, analytics services, optimization services, development consulting services for APIs, and advanced project management services. In response to customer needs for improved communication while reducing costs, we launched Unified Communications Professional Services to help customers plan, design, deploy and integrate our solutions into a Microsoft or IBM environment.

The Polycom University continues to build proficiency in collaboration technology for partner and customer users with communications and network experts who deliver a broad range of programs and courses. Content is delivered in a classroom setting with a remote instructor or through self-paced programs and can be customized to meet the unique needs of the customer or partner.

We have integrated the partner services certification into our global CHOICE program as RealPresence Service Specialization. RealPresence Service Specialization is an enhanced certification program which certifies our service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center systems and support, and training in our solutions and IP networking. We and our RealPresence Service Specialized partners jointly offer maintenance and diagnostic services and support. Service Specialization is an annual certification program that recognizes a channel partner’s expertise, service capabilities, and ongoing focus on customer satisfaction as measured through service performance metrics. We have also formalized global service specialization programs to support our partners who want to participate in the integration of our solutions into Microsoft and IBM environments and also to formalize the certification of partners who would like to implement Polycom RealPresence solutions.

In addition, our Video Network Operations Center (“VNOC”) service provides customers with operations management for their Polycom RPX and Polycom OTX telepresence suites. VNOC services are available in two models—hosted and managed. Hosted VNOC service offers access to unlimited HD multipoint conferencing, using our resources. Managed VNOC service provides remotely managed services for a customer’s dedicated, on-site immersive telepresence multipoint conferencing resources by our technical support experts. Our telepresence VNOC certifications include an advanced designation for providing a higher level of support to customers.

SALES AND DISTRIBUTION

We market and sell our products through a global network of strategic, service provider, and channel partners, including Anixter, AT&T, BT, Digital China Holdings Limited, Dimension Data Holdings plc, Imago Group plc, Nanjing Southern Telecom Co., NETXUSA, ScanSource Communications, Westcon, and many others. We also sell with several strategic partners including IBM and Microsoft. Many of these partners sell a variety of communication products and/or services and, when combined with our products, offer a complete product portfolio.

We have a high-touch and customer-centric sales strategy that is focused on building and maintaining close working relationships with enterprise and public sector customers directly and through partners. We believe this high-touch approach to sales and marketing is best suited for our UC Platform, UC Group Systems, and certain UC Personal Devices. Even with this high-touch sales approach, our product orders are almost always fulfilled through a channel or strategic partner. With collaborative communications becoming a priority network application and with the scale of our business increasing, we intend to continue to invest in our sales force and our channel partners to more fully capture the opportunity for customer adoption.

Our channel partners are required to be trained and certified for many products, which we believe yields a higher level of end-user customer satisfaction. Channel partners that stock product maintain a limited amount of inventory and, for some channel partners and our UC platform products, we ship directly to their end-user customers. Working with existing and new channel partners, we plan to continue to focus on the enterprise, government, education, healthcare, and manufacturing vertical markets. To complement our sales efforts, we advertise in online media and trade and general business print media and participate in a wide array of trade shows, global events, and public relations activities. In addition, since the value of our solution is best realized through demonstration, we will continue to invest in executive briefing centers, demonstration centers, and the deployment of evaluation systems to end-user customers.

We focus our sales efforts in regions of the world where customers are investing significantly in collaborative communications solutions. Based on the global nature of this customer demand, our sales and service staff and our channel footprint exist in all major global regions. We conduct and manage our business in four geographic theatres: (1) North America, which consists of the United States and Canada; (2) Central America and Latin America (“CALA”); (3) Europe, Middle East and Africa (“EMEA”) and (4) Asia Pacific (“APAC”). For reporting purposes, we combine North America and CALA into one segment named Americas and report EMEA and APAC as separate segments. See Note 15 of Notes to Consolidated Financial Statements for a summary of the financial information of our segments. We have product distribution centers in each theater to best serve our global customer base.

We have also created Polycom Capital, which offers comprehensive and flexible customer financing options designed to help free customers from the limitations of quarterly capital expense budgets. We leverage global capabilities of third party financing partners to provide customer financing solutions. In addition, through an arrangement with its third party financing partners, we offer our channel partners access to working capital aimed at lessening the burden of inventory carrying costs during customer implementations.

A substantial majority of our revenue is from value-added resellers, distributors, and service providers. In 2012, 2011 and 2010, one channel partner, ScanSource Communications, accounted for more than 10% of our total net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

We typically ship products within a short time after we receive an order and, therefore, backlog is not necessarily a good indicator of future revenues. We include in backlog open product orders for which we expect to ship or services for which we expect to bill and record revenue in the following quarter. Once billed, any unearned service revenue is included in deferred revenue. At both December 31, 2012 and 2011, our order backlog was $66.0 million.

ACQUISITIONS

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

We believe that making strategic acquisitions is a good use of capital that can add value to our solutions with our strategic partners and for our end-user customers. We have spent and will continue to spend significant resources identifying and acquiring businesses. We believe that the efficient and effective integration of our acquired businesses into our organization is critical to our growth.

COMPETITION

We compete in the UC&C market with products and solutions that enable voice and video collaboration on-premises, across intranets, extranets, mobile devices, and the Internet via our customer premises-based RealPresence Platform, web-based social-collaboration business platforms, and video collaboration-as-a-service offerings delivered from the cloud. We compete with multiple competitors in each product line on a global basis. These competitors include but are not limited to Cisco Systems, Inc., Logitech International S.A., RADVISION Ltd., Avaya Inc., Vidyo, Inc., Blue Jeans Networks, Inc., Huawei Technologies Co., Ltd., Aastra Technologies Limited, Motorola, Inc., and others. In some cases, we also cooperate and partner with these companies in programs such as the Polycom Open Collaboration Network as well as various industry initiatives. These initiatives include the UCIF, and the OVCC, of which we were a founding member and which currently has over 30 global telecommunications service providers in its membership.

Our competitive landscape has evolved throughout 2012 and has been shaped by a number of significant forces including the global macroeconomic environment, customers reevaluating their overall UC information technology (IT) strategies, and the market’s continued move to software-based solutions. We believe our competitive landscape will continue to rapidly change in the future as we continue to expand into new markets for video collaboration such as mobile, social, browser-based, and cloud-delivered video and as competitors consolidate, increase their corporate partnerships, evolve their strategies, develop new technologies, expand globally, and change their pricing strategies.

While all of our competitors compete, or have the potential to compete, on a global basis, some competitors choose to focus on specific geographies. For example, Cisco Systems is our primary global competitor and is active in all geographic theaters and categories. In the Asia Pacific region, we additionally compete with China-based competitors such as Huawei and ZTE Corporation, as well as Sony Corporation, Zylotech Ltd., ClearOne Communications, Inc., Grandstream Communications, Inc., and other smaller competitors.

Our competitors consist of both larger companies, such as Cisco Systems, with a proven ability to execute, as evident by their substantial financial resources, as well as more sizable production, marketing, engineering and other capabilities with which to develop, manufacture, market, and sell their solutions, and smaller niche competitors. Our strategy of building best-in-class UC voice and video solutions faces challenges from competitors, who create complete end-to-end UC solutions, partner with other industry players, develop a unique technology or compete in a specific geography. Examples of these strategies include Cisco Systems’ CUCM/Jabber/Webex platform, Blue Jeans Network’s embedded video solution into Salesforce.com, and Vidyo’s entrance into H.264 SVC technology and software-based solutions.

Recently, our competitors have increasingly focused on developing software. Software platforms for UC Call Control, including Microsoft Lync and Cisco CUCM, and solutions built on virtual software instances, including Vidyo’s VidyoConferencing solution, LifeSize’s UVC Platform, and Blue Jeans Network’s cloud architecture, represent a software based delivery alternative for the industry. Additionally, these developments represent a new challenge as customers examine specific segments of their UC solution, such as video conferencing, as a part of their overall IT strategy.

In professional services, we do not currently experience significant competition from third-party maintenance and support companies. Third-party maintenance companies may become a threat in the future, as the industry grows and as competitors look to expand service revenue streams and consolidate service solutions to their customers. Today, some of our partners offer our maintenance and support services, while others sell their own. To the extent that channel partners sell their own services, these partners compete with us; however, they typically purchase maintenance contracts from us to support these services. As we expand our professional services offering, we may compete more directly with system integrators in the future.

We believe the principal competitive factors in the markets and categories in which we compete and may compete in the future include the ability to:

•	provide and sell a broad range of UC solutions and services, including mobile and cloud-based solutions, and our ability to bring new products to market on a timely basis;

•	competitively price our products and solutions;

•	provide competitive product performance;

•

be successful in multiple markets with differing requirements, including, but not limited to, the enterprise, SMB, mobile video, social video, browser-based video, subscription-based video delivered from the cloud and service provider markets;

•	introduce new products and solutions in a timely manner;

•	reduce production and service costs;

•	provide required functionality such as security, reliability and scalability;

•	ensure investment protection through broad interoperability and backwards and forwards compatibility with other UC&C systems and solutions;

•	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;

•	gain market presence and brand recognition;

•	extend credit to our partners;

•	conform to open standards; and

•	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC&C solutions and mobility and consumer solutions; and

•	successfully address the transition in the market from point product to solution selling.

UC&C—and in particular voice and video collaboration—represents an attractive growth market that continues to attract new competitors regionally and globally. We believe Polycom’s commitment to open-standards, our platform approach, our partnerships, and participation in industry forums allowing us to offer broad interoperability among UC&C solutions continue collectively to represent key competitive differentiators for the Company.

RESEARCH AND PRODUCT DEVELOPMENT

We believe that our future success depends in part on innovating and developing new architectures, enhancing existing solutions, and bringing new solutions to market that maintain technological competitiveness. The markets for our solutions are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions, which require a significant investment in research and development.

We are focused on a software strategy to bring secure HD video collaboration to a broad range of business, video, mobile, and social networking applications through standards-based infrastructure delivered on-premises and through public and private cloud-based solutions. We believe this strategy is redefining the unified communications market, accelerating the adoption of our software, and establishing Polycom as the default choice of customers and partners for open UC&C and HD video collaboration solutions that work together seamlessly across applications, protocols, call control systems, and end points. This strategy is also a key component of our growth strategy. We intend to continue to expand upon our product platforms through the development of software options, upgrades, and future product generations.

In October 2012, we announced a comprehensive set of new products, which we believe demonstrate our industry thought leadership and underscore our ability to expand our market opportunity in the future. In our view, this was the largest and most important launch of breakthrough solutions in our history, as well as the history of the UC&C industry. These innovations, which augment our portfolio with backward and forward compatibility, take ease of use and universal access to new levels while extending and protecting investments that customers have already made in our interoperable, open standards-based platform and products. The announced products are expected to be available at various release dates commencing in the fourth quarter of 2012 through mid-2013.

First, we announced the Polycom RealPresence CloudAXIS™ Suite. It is a new extension to the RealPresence Platform that lets customers extend enterprise-grade video collaboration to users of Skype, Facebook, Google Talk, and other business video applications via a browser, for B2B and B2C video collaboration with high quality, reliability and security.

Second, we announced RealPresence Platform enhancements, which include an open standards-based SVC, providing 3X HD multipoint video capacity for greater scalability and lower total cost of ownership, superior performance, and backwards and forwards compatibility for investment protection, all available through a software update.

Third, we announced a superior user interface and next generation endpoints. We believe Polycom UX™ hardware and software delivers the industry’s best user experience with more than 20 new user innovations and features, including a completely redesigned user interface and lifelike HD quality, providing up to 1080p60 resolution for video or content. We also announced patent-pending Polycom® SmartPairing™ technology, which enables our customers to start and manage a conference right from their iPad.

Finally, we announced a new portfolio of mid-market solutions, including the RealPresence Collaboration Server 800s, Virtual Edition. This is a multi-protocol, software MCU that runs on industry-standard servers. We believe this will be a key product for us as we continue our move toward virtualization, the data center, and public and private clouds. The RealPresence Collaboration Server 800s, combined with our RealPresence Group 300 product for huddle rooms and RealPresence Desktop and Mobile 2.0 solutions, provide a high performance, affordable and market leading solution for the mid-market.

Research and development expenses are expensed as incurred and totaled approximately $208.5 million in 2012, $190.3 million in 2011, and $138.0 million in 2010. We intend to continue to make substantial investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

CUSTOMER SERVICE AND SUPPORT

We believe our customer service and support offerings accelerate and maximize our customer’s return on investment in our solutions. In addition to warranty support for our product lines covering hardware, software media and repaired parts, we offer maintenance and professional services through a global network of certified partners and service providers and also directly to some customers.

Our services portfolio addresses the entire video solution lifecycle from first deployment to technology refresh, starting from needs analysis and design; to deployment services, such as Microsoft Lync and IBM Sametime integration; to a portfolio of support services to meet each customer’s business needs that include managed services and optimization services that help customers make the most of their investment in our video and voice collaboration solutions. Customers and partners can also leverage training and certification programs delivered through Polycom Learning Centers.

Our ongoing maintenance support contracts include telephone support, software upgrades and updates, parts exchange, on-site assistance, and access to support engineers. We have a full suite of support including Managed Services, targeted specifically toward customers who require the highest level of service and uptime. Customers that rely on their video system for high end support, and in some cases mission critical type applications, can take advantage of our Elite and Managed Services offerings. We also offer AdvancedAccess to meet the demands of customers who are beginning to grow their deployments. When a customer’s video collaboration environment expands to the point where 24-hour solution-focused support is required, a Polycom video engineer is assigned to that customer. AdvancedAccess complements our high-touch, proactive Elite Service and offers an entry level to solution-focused support for smaller, but growing, deployments.

We also continue to extend our range of professional and system integration services to address customers’ needs in adopting the RealPresence Platform solutions. These services are designed to assist customers in migrating their video endpoints and software solutions to the new platform, deploying the latest features, enhancements, and interoperability updates released through the software upgrade program, and ensuring the customer is getting optimal performance from their solution. These offerings extend to include network design and consulting, as well as assessing the video readiness of a customer’s network to achieve high-quality video performance and network monitoring services that provide 24-hour visibility into the performance of the customer’s network.

Our support and professional services are available through our worldwide partner network certified to deliver our service offerings under our partners’ brand or to resell them under our branded service offerings. Our community of certified partners are backed by our delivery infrastructure; made up of more than 100 learning centers, tech support centers, call centers and parts warehouse locations around the world. We also offer an online support portal for customers and a support community where customers can share information and access support 24 hours a day.

MANUFACTURING

We subcontract the manufacturing of most of our UC Group and UC Personal Device products to Celestica Inc., Askey Computer Corporation, Flextronics International Ltd., Foxconn Technology Group and VTech Holdings Ltd. These companies are all third-party electronic manufacturing service providers. We use Celestica’s facilities in Thailand and China, Flextronics in Mexico, and Foxconn, Askey and VTech in China. At the conclusion of the manufacturing process, these products are distributed to channel partners and end users through warehouses located in Hong Kong, The Netherlands, Thailand, and in the United States in Dayton, Ohio and Tracy, California. The key components of our UC Platform products are manufactured by third parties in China, Taiwan, and Israel. Final system assembly, testing and configuration is performed by Celestica China, Celestica Thailand, and Polycom Israel. These UC Platform products are distributed directly to end users from these manufacturing locations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. We currently have over two hundred sixty United States patents issued covering our products. The expiration of these patents range from 2013 to 2030. In addition, we currently have over two hundred eighty non-U.S. patents issued whose expirations range from 2013 to 2035. Further, we have over one hundred thirty United States patent applications pending covering our conferencing and our network infrastructure products and over two hundred five non-U.S. patent applications pending. Polycom, RealPresence, SoundPoint, SoundStation, ViewStation, VoiceStation, ReadiManager, ViaVideo, VSX, QSX, QDX, RMX, HDX, DMA, E2BConnect, HALO, SoundStation product configuration, the Polycom Circles logo, Powered by Polycom, and others are registered trademarks of Polycom in the U.S. and/or various countries, and CloudAXIS, Constant Clarity, iPower, iPriority, HD Voice, Mobile Responder, PDS, PEC, PVE, ATX, and others are common law trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks (in common law countries) and/or maintain our registrations (in civil law countries) in connection with the products and services of Polycom.

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

EMPLOYEES

As of December 31, 2012, we employed a total of 3,747 persons, including 1,286 in sales, marketing and customer support, 1,107 in research and product development, 765 in manufacturing and services delivery, and 589 in general and administration. Of these, 1,988 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

We face intense competition in the Americas, EMEA, and Asia Pacific for our UC&C solutions products which places pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Logitech, Avaya (including RADVISION, which was acquired by Avaya), and Huawei. We also compete with other smaller or new industry entrants.

Our competitive landscape continues to rapidly evolve as we move into new markets for video collaboration such as mobile, browser-based, and cloud-delivered video. Our competitors also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures, such as Skype, Google Talk/Hangouts, and Apple FaceTime. Other offerings such as Cisco Systems’ Jabber and WebEx, Avaya’s Flare-based ADVD, and Citrix Systems’ GoToMeeting with HD Faces represent new competitive developments. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing, which would correspondingly have a negative impact on our revenues and operating margins.

Our principal competitive factors in the markets in which we presently compete include the ability to:

•	provide and sell a broad range of UC&C solutions and services, including mobile and cloud-based solutions, and our ability to bring such products to market on a timely basis;

•	competitively price our products and solutions;

•	provide competitive product performance;

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

Our competitive environment also differs by geography. Cisco Systems is our primary global competitor in all theaters and categories in which we compete. We also compete globally with ClearOne Communications with respect to certain UC personal and UC group products. In the Asia Pacific region, we also compete with China-based competitors such as Huawei, ZTE Corporation, as well as Sony, Snom, and Grandstream Communications.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance. New product introductions by our current or future competitors, or our delay in bringing new products to market, could cause a significant decline in sales or loss of market acceptance of our products. We believe that ongoing competitive pressure may result in a reduction in the prices of our products and our competitors’ products. In addition, the introduction of additional lower priced competitive products or of new products or product platforms could render our existing products or technologies obsolete. We also believe we will face increasing competition from alternative UC&C solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products is leading to the availability of alternative, lower-cost UC&C products than ours, such as those offered by Google, Inc., Skype and others, and, accordingly, could drive down our sales prices and negatively impact our revenues.

Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition which could adversely affect our business and future results of operations.

Strategic partnerships and acquisitions are being formed and announced by our competitors on a regular basis, which increases competition and often results in increased downward pressure on our product prices. For instance, when Cisco Systems acquired Tandberg ASA, previously our largest independent competitor, we had to compete with a larger combined company with significantly greater financial and sales and marketing resources, an extensive channel network and an expanded video communications solutions product line. This product line is often sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the UC&C solutions market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya acquired Konftel in January 2011 and acquired RADVISION in June 2012, and LifeSize, which was acquired by Logitech, announced a partnership with Alcatel-Lucent in April 2010. These consolidations and partnerships have resulted in increased competition and pricing pressure, as the newly-combined entities have greater financial resources, deeper mass market sales channels and greater pricing flexibility than Polycom. Acquisitions or partnerships made by one of our strategic partners could also limit the potential contribution of our strategic relationships to our business and restrict our ability to form strategic relationships with these companies in the future and, as a result, harm our business.

Rumored or actual consolidation of our partners and competitors will likely cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

Global economic conditions have adversely affected our business in the past and could adversely affect our revenues and harm our business in the future.

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery and European and domestic debt and budget issues, continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. For example, in the second quarter of 2012, we saw weakening demand in Europe and our EMEA segment revenues declined year-over-year by 2%. Further, we have recently seen slower growth than we anticipated in China, India, Brazil, and other growth markets, which we believe is due in part to macro-economic factors. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

These adverse economic conditions could negatively impact our business, particularly our revenue potential, losses on investments and the collectability of our accounts receivable, due to the inability of our customers to obtain credit to finance purchases of our products and services, customer or partner insolvencies or bankruptcies, decreased customer confidence to make purchasing decisions resulting in delays in their purchasing decisions, and decreased customer demand or demand for lower-end products.

Our quarterly operating results may fluctuate significantly and are not necessarily a good indicator of future performance.

Our quarterly operating results have fluctuated in the past and may vary significantly in the future as a result of a number of factors, many of which are out of our control or can be difficult to predict. These factors include, but are not limited to:

•	the impact of global economic conditions;

•

fluctuations in demand for our products and services, in part due to uncertain global economic conditions and increased competition, as well as transitions in the markets in which we sell products and services;

•	our ability to execute on our strategic and operating plans;

•	changes to our global organization;

•	slowing sales or variations in sales rates by our channel partners to their customers;

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

•	changes in the underlying factors and assumptions used in determining stock-based compensation;

•	fluctuations in the level of international sales and our exposure to foreign currency fluctuations on both revenues and expenses;

•	dependence on component suppliers and third party manufacturers, which includes outside development manufacturers, and the associated manufacturing costs;

•	the impact of increasing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins;

•	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions; and

•	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

As a result of these and potentially other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, or below any financial guidance we may provide to the market, our stock price will likely decline. Further, as the scale of our business increases, our ability to forecast becomes more difficult. In addition, financial guidance beyond the current quarter is inherently subject to greater risk and uncertainty.

We face risks associated with developing and marketing our products, including new product development and new product lines.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from on premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or through a browser, evolving industry standards and frequent new product introductions, including an increased emphasis on software products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, SMBs, and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these markets, then our revenues may not grow as anticipated and our business may ultimately be harmed. For example, we recently launched Polycom® RealPresence® Mobile and are at the early stages of the formation of our relationships with Samsung, Motorola, Apple, HTC, and others with respect to our mobile product offerings. Given the competitive nature of the mobile industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues. Further, we are sponsoring the Open Visual Communications Consortium (“OVCC”) to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The OVCC may not be as successful as we have planned, which could negatively impact our ability to deliver solutions for these markets.

The success of our new products depends on several factors, including proper new product definition, product cost, services infrastructure for cloud delivery, timely completion and introduction of new products, proper positioning and pricing of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and other products in our own portfolio, market acceptance of these products and the ability to sell our products to customers as comprehensive UC&C solutions. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support.

In addition, we are making additional investments to deliver cloud-based and mobile UC&C solutions, and we continue to invest in immersive telepresence solutions. Ultimately, it is possible that our increased investments in these areas may not yield the planned financial results. In addition, in our high-end UC&C solutions, such as immersive telepresence, that typically require direct high touch sales involvement with potential customers, we compete directly with large, multi-national corporations, such as Cisco Systems, who have substantially greater financial, technical, marketing, and executive resources than we do, as well as greater name recognition and market presence with many potential customers.

We also need to continually educate and train our channel partners to avoid any confusion as to the desirability of new product offerings and solutions compared to our existing product offerings and to be able to articulate and differentiate the value of new offerings over those of our competitors and as the market evolves. During the last few years, we launched several new product offerings, such as our mobile and cloud-based solutions, and these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of our new products until they determine their market acceptance, or as they consider a more UC&C centric strategy versus point product or endpoint only deployments. Any delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay.

The shift in communications from circuit-switched to IP-based and other new technologies over time may require us to add new channel partners, enter new markets and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, through joint developments with other companies and through acquisitions. However, we may not identify successful new product opportunities and develop and bring products to market in a timely manner. Further, as we introduce new products, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end-user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, or our inability to enter new markets would harm our business and results of operations.

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

Our product development groups are dispersed throughout the United States and other international locations such as China, India and Israel. As such, disruption due to geopolitical conflicts could create an increased risk of delays in new product introductions.

We produce highly complex communications equipment, which includes both hardware and software and incorporates new technologies and component parts from different suppliers. Resolving product defect and technology and quality issues could cause delays in new product introduction. Component part shortages could also cause delays in product delivery and lead to increased costs. Further, some defects may not be detected or cured prior to a new product launch, or may be detected after a product has already been launched and may be incurable or result in a product recall. The occurrence of any of these events could result in the failure of a partial or entire product line or a withdrawal of a product from the market. We may also have to invest significant capital and other resources to correct these problems, including product reengineering expenses and inventory, warranty and replacement costs. These problems might also result in claims against us by our customers or others and could harm our reputation and adversely affect future sales of our products.

Any delays for new product offerings currently under development, including product offerings for mobile, cloud-based delivery, software delivery and consumer markets or any product quality issues, product defect issues or product recalls could adversely affect the market acceptance of these products, our ability to compete effectively in the market, and our reputation with our customers, and therefore could lead to decreased product sales and could harm our business. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers. For example, we recently announced a number of new product offerings, some of which are not currently available. If we experience delays in the release of these new products, or if the new products we have introduced contain defects, our business and results of operations may be harmed.

Product obsolescence or discontinuance and excess inventory can negatively affect our results of operations.

The pace of change in technology development and in the release of new products has increased and is expected to continue to increase, which can often render existing or developing technologies obsolete. In addition, the introduction of new products and any related actions to discontinue existing products can cause existing inventory to become obsolete. These obsolescence issues, or any failure by us to properly anticipate product life cycles, can require write-downs in inventory value. If sales of one of these products has an unplanned negative effect on sales of another of our products, it could significantly increase the inventory levels of the negatively impacted product. For each of our products, the potential exists for new products to render existing products obsolete, cause inventories of existing products to increase, cause us to discontinue a product or reduce the demand for existing products.

Further, we continually evaluate our product lines both strategically and in terms of potential growth rates and margins. Such evaluations could result in the discontinuance or divestiture of those products in the future, which could be disruptive and costly and may not yield the intended benefits. For example, we divested our enterprise wireless solutions business in December 2012.

We face risks related to the adoption rate of new technologies.

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom RealPresence Mobile solution is dependent on enterprise adoption of video technology and cloud-based delivery solutions on mobile devices. If the mobile video market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC&C solutions will drive increased demand for our UC platform products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings on which we are relying on for future revenues, such as product offerings for the mobile market, software delivery and cloud-based delivery, our business and operating results would be harmed. Further, revenues relating to new product offerings are unpredictable, and new products typically have lower gross margins for a period of time after their introduction. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC&C solutions equipment and UC platform products. Further, in the past we have reduced prices in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a new product.

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

The increasing complexity of our products and associated technologies has increased the need for enhanced product warranty and service capabilities, including integration services, which may require us to develop or acquire additional advanced service capabilities and make additional investments. If we cannot adequately develop and train our internal support organization or maintain our relationships with our outside technical support providers, it could adversely affect our business.

In addition, sales of our immersive telepresence solutions are complex sales transactions, and the end-user customer typically purchases an enhanced level of support service from us so as to ensure that its significant investment can be fully operational and realized. This requires us to provide advanced services and project management in terms of resources and technical knowledge of the customer’s telecommunication network. If we are unable to provide the proper level of support on a cost efficient basis, it may cause damage to our reputation in this market and may harm our business and results of operations.

Impairment of our goodwill or other assets would negatively affect our results of operations.

In addition to our historical acquisitions, we have acquired a number of new businesses including, ViVu, the assets of HPVC, and Accordent in 2011. As of December 31, 2012, our goodwill attributable to continuing operations was approximately $553.8 million and other purchased intangible assets attributable to continuing operations was approximately $55.0 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations.

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

The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time-consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of any acquisitions, to retain key personnel, or to successfully integrate the operations of an acquired company could harm our business, results of operations and cash flows. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

•	incorporating the acquired company’s technology and products and services into our current and future product lines, including providing services that are new for us;

•	potential deterioration of the acquired company’s product sales and revenues due to integration activities and management distraction;

•	managing integration issues, such as transition services provided to us by HP in the acquisition of HPVC;

•	potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product offerings of the newly acquired company with our existing product lines;

•	entering new businesses or product lines;

•	potentially incompatible cultural differences between the two companies;

•	geographic dispersion of operations;

•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;

•	generating marketing demand for an expanded product line;

•	distraction of the existing and acquired sales force during the integration of the companies;

•	distraction of and potential conflict with the acquired company’s products in regards to our existing channel partners;

•	the difficulty in leveraging the combined technologies and capabilities across all product lines and customer bases; and

•	our inability to retain the customers or employees of an acquired company.

We have spent and will continue to spend significant resources identifying and acquiring businesses. Most acquisitions involve numerous risks, including difficulties in identifying strategic synergies which yield an acceptable level of return on investment, financing and integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of any acquisition or to successfully integrate the operations of the acquired company could also harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with any future acquisition we may make.

Our failure to successfully implement restructuring plans related to vacant and redundant facilities could adversely impact our business.

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the acquired business or as part of the implementation of the restructuring plan. Any reserve would be net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows. To the extent that any such cash outflows or additional costs exceed the amount of our recorded liability related to the sublease or termination of these lease obligations, we could incur a charge to operations, which would harm our business and adversely impact our results of operations.

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

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during each quarter, each of which is extremely difficult to forecast. We have experienced longer sales cycles in connection with our high-end UC&C solutions, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as immersive telepresence and some UC platform products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability.

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the fourth quarter of 2012, approximately 47% of our quarterly revenues were recognized in the third month of the quarter. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

We have OEM agreements with major telecommunications equipment manufacturers, such as Avaya and Cisco Systems, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult. Our OEM partners may decide to enter into a new OEM partnership with a company other than us or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as a result of our more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to non-Polycom communications equipment, or to offer new products from our competitors, which would negatively affect our business and results of operations.

As part of our strategic initiatives, we are focusing on our strategic alliances with Microsoft, AT&T, and IBM. For example, we recently announced the expansion of our strategic relationships with AT&T and IBM to expand our offerings. Defining, managing and developing these partnerships is expensive and time consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. For example, our key strategic relationship with Microsoft in which we are jointly developing and marketing a UC&C solution that leverages the demand for Microsoft’s next generation UC server could negatively impact our ability to compete effectively in the UC&C marketplace if we are unsuccessful. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

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

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. As a result of these conflicts, there is the potential for our channel and strategic partners to compete head-to-head with us and to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call manager providers and wireless UC platform providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, potentially resulting in strains on our existing relationships with these companies.

We are subject to risks associated with our channel partners’ sales reporting, product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. Our revenue estimates associated with products stocked by some of our channel partners are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. To date, we believe this data has been generally accurate. To the extent that this sales-out and channel inventory data is inaccurate or not received timely, our revenue estimates for future periods may be less reliable. Further, if these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business and create unexpected variations in our financial results.

Potential changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be adversely impacted.

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. Further, from time to time, we may make changes to our channel partner contracts. These changes could upset our channel partners with the effect that they could add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors’ products. Our channel partners may not be receptive to future changes and we may not receive the positive benefits that we anticipate in making any program and contractual changes.

Consolidation of our channel partners and strategic partners may result in changes to our overall business relationships, less favorable contractual terms and disruption to our business.

We have seen consolidation among certain of our existing channel partners and strategic partners. In such instances, we may experience changes to our overall business and operational relationships due to dealing with a larger combined entity, and our ability to maintain such relationships on favorable contractual terms may be limited. Depending on the extent of these changes and other disruptions caused to the combined businesses during the integration period, the timing and extent of revenue from these channel partners may be adversely affected.

We are subject to risks associated with the success of the businesses of our channel partners.

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we grow our revenues and our customer base, our exposure to credit risk increases. In addition, global economic uncertainty, reductions in technology spending in the United States and other countries, and the ongoing challenges in the financial services industry have restricted the availability of capital, which may delay collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our receivables from such channel partners and negatively impacting our future results.

Our channel partner contracts are typically short-term and early termination of these contracts may harm our results of operations.

We do not typically enter into long-term contracts with our channel partners, and we cannot be certain as to future order levels from our channel partners. In the event of a termination by one of our major channel partners, we believe that the end-user customer would likely purchase from another one of our channel partners, but if this did not occur and we were unable to rapidly replace that revenue source, its loss would harm our results of operations.

If our channel partners fail to comply with laws or standards, our business could be harmed.

We expect our channel partners to meet certain standards of conduct and to comply with applicable laws, such as global anticorruption laws. Noncompliance with such standards or laws could harm our reputation and could result in harm to our business and results of operations in the event we were to become involved in an investigation due to such noncompliance by a channel partner.

International sales and expenses represent a significant portion of our revenues and operating expenses and risks inherent in international operations could harm our business.

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In 2012, international revenues represented 58% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

•

adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in EMEA and the recent reduced government spending and elongated sales cycles we have seen in China;

•	foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;

•

environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries;

•	unexpected changes in regulatory requirements and tariffs;

•	longer payment cycles;

•	potentially adverse tax consequences; and

•	the impact of instability in the Middle East or military action or other hostilities on foreign markets.

International revenues may fluctuate as a percentage of total revenues in the future as we introduce new products. These fluctuations are primarily the result of our practice of introducing new products in North America first and the additional time and costs required for product homologation and regulatory approvals of new products in international markets. To the extent we are unable to expand international sales in a timely and cost-effective manner, our business could be harmed. We may not be able to maintain or increase international market demand for our products.

Although to date, a substantial majority of our international sales have been denominated in U.S. currency, we expect that a growing number of sales will be denominated in non-U.S. currencies as more international customers request billing in their currency. In particular, with the acquisition of HPVC, a number of the customer contracts that we assumed provide for local currency billings. We maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are primarily denominated in foreign currency with no offsetting revenues in those currencies except for the Euro and British Pound. As a result of these factors, we expect our business will be vulnerable to currency fluctuations, which could adversely impact our revenues and margins. We will continue to evaluate whether it is necessary to denominate sales in local currencies other than the Euro and the British Pound, depending on customer requirements.

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, in the first, second, and third quarters of 2011, we reduced operating income by $0.5 million, $2.4 million, and $0.3 million, respectively, as compared to increases in operating income in the fourth quarter of 2011 by $0.3 million, and in the first, second, third, and fourth quarters of 2012 by $1.1 million, $2.2 million, $0.1 million and $0.3 million, respectively.

Difficulties we may encounter managing a substantially larger business could adversely affect our operating results.

If we fail to successfully attract and retain highly qualified management personnel, our business will be harmed.

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, it will likely result in disruption to the business and additional organizational changes or restructuring actions and charges. Future changes to our executive and senior management teams, including new executive hires or departures, could cause disruption to the business and have an impact on our ability to execute successfully in future periods, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel, which could harm our business.

We have experienced significant growth in our business and operations and if we do not appropriately manage this growth and any future growth, our operating results may be negatively affected.

Our business has grown in recent years, both organically and through business acquisitions and we have announced new products and expansion of key strategic alliances to further grow our business and market opportunities. Our execution against our strategy may strain our organizational resources and may not ultimately result in the return on investment that is anticipated. Further, continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. To manage our growth effectively, we must continue to improve and expand our infrastructure, including information technology and processes, financial operating and administrative systems and controls, and continue managing headcount and capital in an efficient manner. We plan to upgrade and expand our information technology systems and underlying business processes, which will be costly and disruptive to our business and our inability to do so could harm our business. Similarly, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount. In addition, we must continue to evolve our processes to take advantage of automation tools as the size of our business grows. As our business becomes increasingly more complex, our ability to forecast and effectively control our operating expenses becomes more challenging.

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

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business and to reduce our operating costs. Such restructuring actions resulted in charges to operations of $22.0 million, $9.4 million and $8.1 million during the years ended December 31, 2012, 2011 and 2010, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures which may impact our operations.

We have limited supply sources for some key components of our products and services and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply or service interruptions, component defects or unavailability of these components or products.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain components from suppliers in China, Japan, and certain Southeast Asia countries, and any political or economic instability in these regions in the future, natural disasters, disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and the military action in Iraq, Libya, Afghanistan or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our UC platform products.

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have from time to time been subject to limited allocations by suppliers. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins.

We have strategic relationships with third parties to develop and manufacture certain products for us. The loss of any such strategic relationship due to competitive reasons, contractual disputes, the financial instability of a strategic partner or their inability to obtain any financing necessary to adequately fund their operations, could have a negative impact on our ability to produce and sell certain products and product lines and, consequently, would adversely affect our revenues and results of operations.

We are dependent upon third parties to provide our managed services for our immersive telepresence products. Any disruption in our managed services for our customers may materially adversely affect our ability to sell our immersive telepresence products.

Additionally, our HDX solutions and network system products are designed based on digital signal processors and integrated circuits produced by Texas Instruments and cameras produced by JVC. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we might not be successful in obtaining these components from alternative sources in a timely or cost-effective manner. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which would harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

Our operating results would be seriously harmed by receipt of a significant number of defective components or components that fail to fully comply with environmental or other regulatory requirements, an increase in component prices, or our inability to obtain lower component prices in response to competitive price reductions.

If we experience manufacturing disruptions or capacity constraints or our manufacturers fail to comply with laws or standards, our business would be harmed.

We subcontract the manufacture of most of our products to Celestica, Askey, Flextronics, Foxconn and VTech, which are all third-party contract manufacturers. We use Celestica’s facilities in Thailand and China, Flextronics’ facilities in Mexico and Askey’s, Foxconn’s, and VTech’s facilities in China. Should there be any disruption in the ability of these third party manufacturers to conduct business for any reason, our business and results of operations would be harmed. While we have begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of these products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of any of our or our subcontractors’ manufacturing sites due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

In addition, we expect our contractors to meet certain standards of conduct, including standards related to the environment, health and safety and general working conditions and compliance with laws. Significant or continuing noncompliance of such standards or applicable laws could harm our reputation or cause us to experience disruptions that could harm our business and results of operations. For example, the SEC has adopted rules imposing diligence and disclosure requirements around the use of “conflict minerals” in the products we have manufactured. While these rules are likely to result in additional time and cost to diligence our contractors, they may also affect the sourcing and availability of minerals we use in our products. Although we do not anticipate any material adverse effects based on these rules, we will need to ensure that our contractors comply with them. Our failure to timely comply with these rules could result in government fines, remediation costs, product delays, loss of customers and damage to our reputation, which could have a material adverse effect upon our business and results of operations.

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

We have licensing agreements with various suppliers for software incorporated into our products. In addition, certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in new product introductions or current product shipments until equivalent software could be developed, licensed and integrated, which could harm our business and results of operations. Further, if we are unable to obtain necessary technology licenses on commercially reasonable or competitive terms, we could be prohibited from marketing our products, forced to market products without certain features, or incur substantial costs to redesign our products, defend legal actions, or pay damages. In addition, some of our products may include “open source” software. Our ability to commercialize products or technologies incorporating open source software may be restricted because, among other factors, open source license terms may be unclear and may result in unanticipated obligations regarding our product offerings.

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

We are a party to lawsuits (patent-related and otherwise) in the normal course of our business. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition, and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse effect on our business and results of operations. In addition, we may become involved in regulatory investigations or other governmental or private legal proceedings, which could be distracting, expensive and time consuming for us, and if public, may also cause our stock price to be negatively impacted. We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products, either directly against us or against our customers, will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements or pay amounts to third parties pursuant to contractual indemnity provisions. Royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. An unfavorable outcome in any such claim or proceeding could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters.

If we fail to manage our exposure to the volatility and economic uncertainty in the global financial marketplace successfully, our operating results could be adversely impacted.

We are exposed to financial risk associated with the global financial markets, which includes volatility in interest rates, uncertainty in the credit markets and instability in the foreign currency exchange market.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write-down the value of our investments. For the year ended December 31, 2012, we did not recognize any other-than-temporary impairment or losses on our investments.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, that our internal control over financial reporting was effective as of December 31, 2012, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards, including those relating to corporate governance, social environmental responsibility, anticorruption and public disclosure and newly enacted SEC regulations, have created additional compliance requirements for us. Our efforts to comply with these requirements have resulted in an increase in expenses and a diversion of management’s time from other business activities. While we believe we are compliant with laws and regulations in jurisdictions where we do business, we must continue to monitor and assess our compliance in the future, and we must also continue to expand our compliance procedures. Any failures in these procedures in the future could result in time consuming and costly activities, potential fines and penalties, and diversion of management time, all of which could hurt our business.

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

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, or by lapses of the availability of the U.S. research and development tax credit, which occurred for 2012 but was reinstated on January 2, 2013 as part of the “American Taxpayer Relief Act of 2012.” The new law provides for an extension of the federal research credit retroactive for 2012 and extended through 2013. Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our properties consist primarily of leased facilities for sales, research and development, logistics, administrative, and technical support personnel. Our global headquarters are currently located in San Jose, California in facilities that accommodate our executive and administrative operations. We occupy additional facilities in San Francisco and Tracy, California to house research and development, manufacturing, marketing, sales, and customer support operations.

We also occupy facilities in various U.S. locations, including Andover, Massachusetts; Atlanta, Georgia; Austin, Texas; Burlington, Massachusetts; Chicago, Illinois; Corvallis, Oregon; Dallas, Texas; El Segundo, California; Englewood, Ohio; Herndon, Virginia; Houston, Texas; Irvine, California; New York, New York; Seattle, Washington and Westminster, Colorado.

Outside of the U.S. we occupy facilities in Argentina, Australia, Brazil, Belgium, Canada, China, Denmark, France, Germany, Hong Kong, Indonesia, India, Israel, Italy, Japan, Mexico, Netherlands, Poland, Russia, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, United Kingdom, and Vietnam.

The following table presents the approximate square footage of our facilities as of December 31, 2012:

Location	Leased Square Footage (Approximate)1
Americas	801,776
EMEA	169,791
APAC	428,532

Total	1,400,099

1	Leased Square Footage excludes executive suites and inactive facilities

Our facilities are leased pursuant to agreements that expire beginning in 2013 and extend out to 2023. See Note 10 of Notes to Consolidated Financial Statements. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as our business expands. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, we record a reserve for the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

On May 11, 2012, we announced that we had entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC (“MDH”), a Delaware limited liability corporation, pursuant to which we agreed to divest our enterprise wireless voice solutions business to an affiliate of Sun Capital Partners, Inc. On August 21, 2012, we filed a lawsuit in Delaware Chancery Court to enforce the terms of the Purchase Agreement. On October 22, 2012, we entered into a settlement agreement with MDH and Sun Capital Partners V, L.P. to settle the claims raised in such lawsuit. On October 25, 2012, as a result of the settlement, the lawsuit was dismissed with prejudice. The divestiture was subsequently completed on December 4, 2012.

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

	High	Low
Year Ended December 31, 2011:
First Quarter	$26.08	$19.08
Second Quarter	32.49	22.73
Third Quarter	34.30	18.09
Fourth Quarter	22.74	14.45
Year Ended December 31, 2012:
First Quarter	$22.34	$15.61
Second Quarter	19.30	9.79
Third Quarter	12.03	7.45
Fourth Quarter	11.17	9.04
Year Ending December 31, 2013:
First Quarter (through February 1, 2013)	$11.94	$10.57

On February 1, 2013, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $10.66 per share. As of December 31, 2012, there were approximately 1,046 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in fiscal 2012.

Share Repurchases

The following table provides a month-to-month summary of the stock repurchase activity based upon settlement date during the fourth quarter ended December 31, 2012:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
10/1/12 to 10/31/12	3,338	$10.06	—	$28,057,000
11/1/12 to 11/30/12	75,879	$10.33	—	$28,057,000
12/1/12 to 12/31/12	475,504	$10.54	474,400	$72,787,000

Total	554,721	$10.51	474,400

(1)	Includes 80,321 shares repurchased in October through December 2012 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, we announced that our Board of Directors approved a share repurchase plan under which Polycom at its discretion may purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). In addition, our Board of Directors approved an increase in its current share repurchase authorization to include the $49.7 million of net proceeds from the sale of the EWS business. As of December 31, 2012, the Company was authorized to purchase up to an additional $72.8 million in the open market under the 2008 share repurchase plan. Repurchased shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date, but is limited by the dollar amount authorized.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance graph depicted below reflects a five-year comparison of the cumulative total shareholder return (change in stock price plus reinvestment dividends) on Polycom common stock with the cumulative total returns of the Nasdaq Composite Index and the Morgan Stanley High Technology Index. The performance graph covers the period from December 31, 2007 through the fiscal year ended December 31, 2012.

The graph assumes that $100 was invested on December 31, 2007, in the Company’s common stock or in each of indexes and that all dividends were reinvested. No cash dividends have been declared on Polycom common stock.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$1,042,484	$1,138,050	$937,184	$724,457	$806,263
Service revenues	350,144	264,139	181,688	148,460	124,274

Total revenues	1,392,628	1,402,189	1,118,872	872,917	930,537

Cost of revenues
Cost of product revenues	426,369	439,995	353,273	291,341	315,294
Cost of service revenues	142,827	103,930	85,317	66,439	59,954

Total cost of revenues	569,196	543,925	438,590	357,780	375,248

Gross profit	823,432	858,264	680,282	515,137	555,289

Operating expenses
Sales and marketing	464,353	428,829	371,488	269,872	289,938
Research and development	208,510	190,322	137,965	106,451	117,721
General and administrative	98,285	81,661	73,379	52,493	58,108
Acquisition-related costs	14,064	9,688	—	—	162
Amortization of purchased intangibles	9,830	5,542	1,400	1,474	2,577
Restructuring costs	22,024	9,396	8,139	15,935	10,316
Litigation reserves and payments	—	—	1,235	700	7,401

Total operating expenses	817,066	725,438	593,606	446,925	486,223

Operating income	6,366	132,826	86,676	68,212	69,066
Interest and other income (expense), net	(3,868)	(1,672)	(7,862)	(2,010)	2,551

Income from continuing operations before provision for income taxes	2,498	131,154	78,814	66,202	71,617
Provision for income taxes	38,056	5,246	12,159	14,679	8,839

Net income (loss) from continuing operations	(35,558)	125,908	66,655	51,523	62,778
Income (loss) from operations of discontinued operations, net of taxes	9,888	9,906	1,754	(1,644)	12,918
Gain from sale of discontinued operations, net of taxes	35,425	—	—	—	—

Net income	$9,755	$135,814	$68,409	$49,879	$75,696

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.20)	$0.71	$0.39	$0.31	$0.37
Income (loss) per share from discontinued operations, net of taxes	0.06	0.06	0.01	(0.01)	0.08
Gain per share from sale of discontinued operations, net of taxes	0.20	—	—	—	—

Basic net income per share	$0.06	$0.77	$0.40	$0.30	$0.44

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.20)	$0.69	$0.38	$0.30	$0.36
Income (loss) per share from discontinued operations, net of taxes	0.06	0.05	0.01	(0.01)	0.07
Gain per share from sale of discontinued operations, net of taxes	0.20	—	—	—	—

Diluted net income per share	$0.06	$0.75	$0.39	$0.29	$0.43

Weighted average shares outstanding for basic net income per share*	176,878	176,426	170,662	167,999	171,231
Weighted average shares outstanding for diluted net income per share*	176,878	181,195	176,370	171,118	174,491

*	Shares have been retrospectively adjusted to reflect the two-for-one split which was effective on July 1, 2011. See Note 1 of Notes to Consolidated Financial Statements.

Note as a result of the net loss from continuing operations for 2012, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share for those periods as their effect was anti-dilutive.

	December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$674,269	$534,667	$494,142	$454,584	$317,876
Working capital	717,565	633,250	543,751	462,490	370,081
Total assets	1,915,351	1,844,805	1,547,405	1,385,901	1,277,684
Total long-term obligations	128,974	113,531	86,598	88,460	95,140
Total stockholders’ equity	1,430,689	1,370,116	1,174,970	1,053,853	968,342

Note that our consolidated statement of operations data includes the results of businesses acquired from their acquisition dates, with the most recent acquisitions in 2011. See Note 2 of Notes to Consolidated Financial Statements for further details. In addition, certain consolidated financial data for 2008 to 2011 has been reclassified to conform to the current year presentation as a result of the discontinued operations discussed in Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “GOAL,” “SHOULD,” “VISION,” “DESIGNED,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR ANTICIPATED PRODUCTS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Overview

We are a global leader in open, standards-based unified communications and collaboration (“UC&C”) solutions for voice and video collaboration. Our solutions are powered by the Polycom® RealPresence® Platform, comprehensive software infrastructure and rich application programming interfaces (“APIs”) that interoperate with a broad set of communication, business, mobile, and cloud applications and devices to deliver secure face-to-face video collaboration across different environments. With Polycom® RealPresence® video and voice solutions, from infrastructure to endpoints for all environments, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, communicate, and collaborate through a high-definition visual experience from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare applications. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through visual connection, we enable people to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability, and fulfillment agility.

We believe important drivers for the adoption of Polycom UC&C solutions include:

•	growth of video as a preferred method of communication everywhere,

•	increasing presence of video on the desktop,

•	growth of video-capable mobile devices (including tablets and smartphones),

•	expansion of social business tools with integrated web-based video collaboration,

•	adoption of UC&C by small and medium businesses and governments globally,

•	growth of the number of teleworkers globally,

•	emergence of Bring Your Own Device (BYOD) programs in businesses of all sizes,

•	demand for UC&C solutions for business-to-business communications and the move of consumer applications into the business space, and

•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing remote connectivity over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology and customer-centric go-to-market capabilities.

In 2012, we made strategic investments and executed on five key strategic imperatives to capture the emerging network effect of UC&C adoption by enterprise, public sector, service providers, SMBs, mobile and remote employees, and social business users. These five key strategic imperatives included:

•	Cloud-Based UC&C solutions;

•	Mobile UC&C solutions;

•	Focused Ecosystem Partnerships;

•	Polycom® RealPresence® Platform; and

•	Growth Markets.

On December 4, 2012, we completed the sale of our enterprise wireless voice solutions (“EWS”) business to a third party. The decision to divest EWS reflects our focus on initiatives that we expect to extend our leadership in our core unified communications business. The products and services that comprise our core unified communications business have historically experienced stronger sales growth and higher gross margins than our EWS products and services. Our EWS product portfolio, which was part of the UC personal devices product category, included Wi-Fi and DECT handsets, related infrastructure and accessories, and generated revenues of approximately $71.1 million, $93.6 million and $99.6 million, in 2012, 2011, and 2010, respectively. We have reported the results of operations and financial position of EWS as discontinued operations within the consolidated statements of operations and balance sheets for all periods presented. See Note 3 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations. The following discussion of our results of operations is based upon the results from our continuing operations unless otherwise indicated.

Revenues for 2012 were $1.4 billion, a decrease of $9.6 million, or 1%, from 2011. On a year-over-year basis, our total product revenues declined while service revenues increased in all of our segments. The decrease in product revenues was primarily a result of lower sales of our UC group systems products and UC platform products, partially offset by an increase in product revenues from UC personal devices products. The increase in service revenues was driven primarily by increased maintenance revenues on a larger installed base, as well as an increase in managed service revenues as a result of our acquisition of the Hewlett-Packard visual collaboration (“HPVC”) business in the third quarter of 2011.

Revenues decreased across all of our segments in 2012 as compared to 2011. Our Americas, EMEA, and APAC segment revenues, which accounted for 49%, 25%, and 26%, respectively, of our revenues in 2012, all decreased by 1%, as compared to 2011. Our Americas segment revenues were negatively impacted, in part, by lower U.S. Federal and public sector revenues. The decline in EMEA segment revenues was driven by a difficult macroeconomic environment. The decline in our APAC segment revenues was due primarily to reduced government spending and elongated sales cycles, particularly in China. Over the past several quarters, we have seen increased conservatism from our China end users and partners due to the current government transition. We believe this conservatism will persist through the first quarter of 2013. See Note 15 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three years ended December 31, 2012.

During 2012, we experienced a slight decline in total revenues compared to revenue growth of 25% in 2011 and 28% in 2010. We believe the revenue decline was due to several factors, including a company and industry transition from point products to solution selling which resulted in some customers requiring additional time to consider a more UC&C-centric strategy versus point product or end point only deployments; lower revenues in our EMEA segment impacted by the recent economic conditions in Europe; and lower spending in other key geographies such as China, India, Australia and the United States.

Operating margins decreased by 9 percentage points in 2012 as compared to 2011. These decreases are primarily due to operating expenses increasing in absolute dollars by 13% year-over-year while revenues were down 1% year-over-year. Operating expenses increased as a percentage of revenues to 59% in 2012 from 52% in 2011. The increases in operating expenses in both absolute dollars and as a percentage of revenues were primarily due to increased headcount-related costs, including stock-based compensation, increased restructuring costs, including the consolidation of certain facilities, and increased sales and marketing expenses as a result of our recent rebranding and product launches, as well as increased telemarketing expenses. These increases were in continuing support of our key strategic initiatives and in anticipation of revenue growth. Gross margins were two percentage points lower in 2012 as compared to 2011, which also contributed to the lower operating margins. Lower gross margins were primarily due to lower overall revenue levels and change in product mix in 2012 as compared to 2011.

During 2012, we generated approximately $187.0 million in cash flow from operating activities which, after the impact of cash received from sale of our wireless business, cash paid for share repurchases, and other financing and investing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $101.6 million net increase in our total cash and cash equivalents.

Results of Operations for the Three Years Ended December 31, 2012

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2012	2011	2010
Revenues
Product revenues	75%	81%	84%
Service revenues	25%	19%	16%

Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	41%	39%	38%
Cost of service revenues as % of service revenues	41%	39%	47%

Total cost of revenues	41%	39%	39%

Gross profit	59%	61%	61%

Operating expenses
Sales and marketing	33%	30%	33%
Research and development	15%	14%	12%
General and administrative	7%	6%	7%
Acquisition-related costs	1%	1%	—%
Amortization of purchased intangibles	1%	—%	—%
Restructuring costs	2%	1%	1%
Litigation reserves and payments	—%	—%	—%

Total operating expenses	59%	52%	53%

Operating income	—%	9%	8%
Interest and other income (expense), net	—%	—%	(1)%

Income from continuing operations before provision for income taxes	—%	9%	7%
Provision for income taxes	3%	—%	1%

Income (loss) from continuing operations, net of income taxes	(3)%	9%	6%
Income from operations of discontinued operations, net of taxes	1%	1%	—%
Gain from sale of discontinued operations, net of taxes	3%	—%	—%

Net income	1%	10%	6%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized in the following table:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2012	2011	2010	2012	2011
Americas	$689,099	$693,288	$586,475	(1)%	18%
% of revenues	49%	49%	52%
EMEA	$345,723	$347,703	$274,228	(1)%	27%
% of revenues	25%	25%	25%
APAC	$357,806	$361,198	$258,169	(1)%	40%
% of revenues	26%	26%	23%

Total revenues	$1,392,628	$1,402,189	$1,118,872	(1)%	25%

Total revenues for 2012 were $1.4 billion, a decrease of $9.6 million, or 1%, from 2011. The overall decrease in revenues in 2012 from 2011 was due to decreases in product revenues of $95.6 million, or 8%, largely offset by increases in service revenues of $86.0 million, or 33%, in 2012 as compared with 2011. Product revenues decreased in 2012 primarily as a result of decreases in revenues from UC group systems, and, to a lesser extent, decreases in UC platform revenues, partially offset by increased product revenues from UC personal devices. The increases in service revenues were primarily due to increased maintenance revenues on larger installed base and increased managed service revenues as a result of the HPVC business acquisition that we completed in the third quarter of 2011.

From a segment perspective, total revenues decreased across all segments in 2012 as compared to 2011. Our Americas, EMEA, and APAC segment revenues decreased by $4.2 million, $2.0 million, and $3.4 million, respectively, in 2012 as compared to 2011, a sequential decline of 1% year-over-year in each segment. The decreases were driven by decreased revenues across many of our key geographic markets, including the United States, Australia, Brazil, the Nordics, the Middle East/Africa and Turkey, India, Japan, and China. Overall, product revenues decreased and service revenues increased across all segments in 2012 as compared to 2011.

Total revenues for 2011 were $1.4 billion, an increase of $283.3 million, or 25%, over 2010, driven by increases in both product and services revenues. Product revenues increased by $200.9 million, or 21%, and service revenues increased by $82.4 million, or 45%, in 2011 as compared with 2010. The increase in revenues in 2011 from 2010 was across all segments, most predominantly in the APAC segment, primarily as a result of investments made in our go-to-market capabilities which resulted in increased sales volumes while average selling prices remained relatively stable and, to a lesser extent, driven by revenues from the HPVC acquisition in the third quarter of 2011. Our Americas, EMEA, and APAC segment revenues increased by $106.8 million, or 18%, $73.5 million, or 27%, and $103.0 million, or 40%, respectively, in 2011 as compared to 2010. These increases were driven by increased revenues across many of our key geographic markets, including the United States, China, Australia, Brazil, Russia, the United Kingdom, India, Germany, and the Nordics.

In 2012, 2011, and 2010, one channel partner, ScanSource Communications, in our Americas segment accounted for 14% of our total revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2012	2011	2010	2012	2011
UC group systems	$956,153	$971,753	$795,807	(2)%	22%
UC personal devices	180,939	175,673	139,449	3%	26%
UC platform	255,536	254,763	183,616	—	39%

Total revenues	$1,392,628	$1,402,189	$1,118,872	(1)%	25%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The decrease in UC group systems of $15.6 million, or 2%, in 2012 from 2011 was primarily driven by decreases in sales of our group video systems products and related services in all our geographic segments and, to a lesser extent, by decreases in sales of our group voice systems products and related services in our Americas and EMEA segments. Those decreases were partially offset by increases in sales of our immersive telepresence products and related services across all segments, and, to a lesser extent, an increase in sales of group voice systems products and related services in our APAC segment. The increase in UC group systems of $175.9 million, or 22%, in 2011 from 2010 was primarily driven by increases in sales of our group video and our immersive telepresence products and related services and, to a lesser extent, increases in revenues from our group voice products and related services.

UC personal devices include desktop video devices and desktop voice products and the related service elements. The increase in UC personal devices of $5.3 million, or 3%, in 2012 from 2011 was primarily due to increased sales of our desktop voice products and related services in our Americas and EMEA segments, partially offset by decreased revenues from desktop video products and related services in all our geographic segments and, to a lesser extent decreased revenues from desktop voice products and related services in APAC. The increase in UC personal devices of $36.2 million, or 26%, in 2011 over 2010 was primarily due to increased sales of our desktop voice products and related services in all our geographic segments, driven by the continued adoption of VoIP.

UC platform includes our RealPresence platform hardware and software products and the related service elements. UC platform revenues remained relatively flat in 2012 as compared to 2011, primarily due to increases in revenues from our Americas and APAC segments being largely offset by decreases in revenues from our EMEA segment. The increase in UC platform revenues of $71.1 million, or 39%, in 2011 over 2010 was driven by increased revenues from our UC platform products and related services in all our segments.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2012	2011	2010	2012	2011
Product cost of revenues	$426,369	$439,995	$353,273	(3)%	25%
% of product revenues	41%	39%	38%	2pts	1pt
Product gross margins	59%	61%	62%	(2)pts	(1)pt
Service cost of revenues	$142,827	$103,930	$85,317	37%	22%
% of service revenues	41%	39%	47%	2pts	(8)pts
Service gross margins	59%	61%	53%	(2)pts	8pts
Total cost of revenues	$569,196	$543,925	$438,590	5%	24%
% of total revenues	41%	39%	39%	2pts	—
Total gross margin	59%	61%	61%	(2)pts	—

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight, royalty payments, amortization of certain intangible assets, stock-based compensation costs, and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $3.6 million, $2.5 million, and $2.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins decreased by 2 percentage points in 2012 as compared to 2011, primarily due to lower than expected product sales, and increases in amortization of purchased intangibles and royalties, partially offset by lower warranty expense. From a segment perspective, product gross margins decreased in our Americas and APAC segments and increased in our EMEA segment in 2012 as compared to 2011.

Overall, product gross margins decreased by 1 percentage point in 2011 as compared to 2010, primarily due to increases in warranty expenses and royalties, amortization of purchased intangibles and other cost of sales, partially offset by higher product revenues. From a segment perspective, product gross margins increased slightly as a percentage of revenue in our EMEA and APAC segments and remained flat in our Americas segment in 2012 as compared to 2011.

Our December 31, 2012, finished goods inventory levels were higher than the December 31, 2011 levels and inventory turns decreased from 6.4 turns at December 31, 2011 to 5.7 turns at December 31, 2012. The decreased inventory turns were as a result of higher inventory levels in 2012 as compared to 2011 primarily due to an increase in UC group product inventories related to our new product introductions. Inventory turns in the future may fluctuate depending on our ability to reduce lead times, changes in product mix, the flexibility required to respond to the increased demands of our growing business, and the sustainability of the global economic recovery.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. The majority of our service revenues are related to maintenance agreements on new product sales, and the renewal of existing maintenance agreements, as well as managed services offerings. Cost of service revenues and service gross margins included charges for stock-based compensation of $6.6 million, $3.8 million, and $3.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Overall, service gross margins decreased by 2 percentage points in 2012 from 2011. The decrease was primarily due to the lower margin managed services business we acquired as part of the HPVC acquisition in 2011. Direct spending costs increased primarily as a result of increased headcount-related costs, including stock-based compensation costs, as well as IT and facilities allocations as a result of a 21% increase in services organization headcount from December 31, 2011 to December 31, 2012. Service gross margins decreased in our EMEA and APAC segments, but were up in the Americas segment in 2012 as compared to 2011.

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

Total Cost of Revenues and Total Gross Margins

Overall, total gross margins as a percentage of revenues decreased by 2 percentage points in 2012 as compared to 2011, due to decreases in both product and service gross margins, as discussed under Cost of Product Revenues and Product Gross Margins and Cost of Services Revenues and Service Gross Margins. Total gross margins as a percentage of revenues remained flat in 2011 as compared to 2010.

We expect gross margins to remain relatively flat in the near term as compared to 2012. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; the extent to which new services sales accompany our product sales, as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; the potential of royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings; increasing costs for freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; warranty and recall costs and the timing of sales. In addition, we may experience higher prices on commodity components that are included in our products. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower-than-anticipated revenues.

Sales and Marketing Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2012	2011	2010	2012	2011
Expenses	$464,353	$428,829	$371,488	8%	15%
% of Total Revenues	33%	30%	33%	3pts	(3	)pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $36.8 million, $27.0 million, and $25.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Sales and marketing expenses increased by 3 percentage points as a percentage of revenue and increased by 8% in absolute dollars in 2012 as compared to 2011, due primarily to increased compensation-related costs, including commissions and stock-based compensation costs. Other factors contributing to the increase include consulting and outside services related to our recent rebranding and product launches, as well as increased telemarketing expenses. Facilities and IT allocations also increased. These increases were partially offset by a decrease in training expenses.

Sales and marketing expenses as a percentage of revenues decreased by 3 percentage points but increased in absolute dollars by 15% in 2011 as compared to 2010, due primarily to increased headcount and compensation-related costs, including commissions. Sales and marketing headcount increased by 11% from December 31, 2010 to December 31, 2011. Depreciation and facilities allocations also increased as a result of headcount increases, as well as due to the expansion of our demonstration center capabilities in support of our go-to-market strategy.

We expect our sales and marketing expenses to remain relatively flat in absolute dollars in the near term. Expenses will fluctuate depending on revenue levels achieved, as certain expenses, such as commissions, are determined based on revenues achieved.

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

Research and Development Expenses

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2012	2011	2010	2012	2011
Expenses	$208,510	$190,322	$137,965	10%	38%
% of Total Revenues	15%	14%	12%	1pt	2pts

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $20.2 million, $14.9 million, and $9.7 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Research and development expenses increased by $18.2 million, or 10%, in 2012 as compared to 2011, and increased by 1 percentage point, as a percentage of revenues, in 2012 as compared to 2011. The increase in absolute dollars was primarily due to increased compensation costs associated with increased headcount and compensation-related costs, including stock-based compensation, increased outside services and development expenses in support of our key strategic initiatives. Research and development headcount increased by 3% from December 31, 2011 to December 31, 2012. Depreciation and overhead allocations also increased in 2012 over 2011 as a result of headcount increases and increased capital investments in support of our development projects.

Research and development expenses increased by $52.4 million, or 38%, in 2011 as compared to 2010, and increased by 2 percentage points, as a percentage of revenues, in 2011 as compared to 2010. The increase in absolute dollars was primarily due to increased compensation costs associated with increased headcount and increased development expenses in support of our key strategic initiatives, including our strategic partnerships as part of our UC&C ecosystem, cloud-based and mobile UC&C solutions and RealPresence platform hardware and software products. Research and development headcount increased by 41% from December 31, 2010 to December 31, 2011. Depreciation and overhead allocations also increased in 2011 over 2010 as a result of headcount increases and increased capital investments in support of our development projects.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures, such as the new Scalable Video Coding standard to address the device, application and network requirements of mobile, SMB and consumer networks, and other technologies incorporated into our next-generation products. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners, and mobile and service provider customers as a result of our strategic initiatives in these areas. We expect that research and development expenses in absolute dollars will remain relatively flat in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control expenses in any given quarter, we have from time to time taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2012	2011	2010	2012	2011
Expenses	$98,285	$81,661	$73,379	20%	11%
% of Total Revenues	7%	6%	7%	1pt	(1	)pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, and litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $21.6 million, $15.7 million, and $12.8 million for the years ended December 31, 2012, 2011, and 2010, respectively.

General and administrative expenses increased by $16.6 million, or 20%, in 2012 as compared to 2011, and increased by 1 percentage point as a percentage of revenues in 2012 as compared to 2011. The increase in absolute dollars was primarily due to increased compensation-related costs including stock-based compensation. General and administrative headcount increased by 14% from December 31, 2011 to December 31, 2012. The remaining increases in general and administrative expenses were attributed to increases in legal and bad debt expenses and allocation expenses as a result of increased headcount and our new headquarters building in San Jose, California.

General and administrative expenses increased in absolute dollars by $8.3 million, or 11%, but decreased by 1 percentage point as a percentage of revenue in 2011 as compared to 2010. The primary driver of the increase in absolute dollars was related to the 14% increase in headcount and related increases in compensation and other headcount-related expenses, including increased overhead allocations. This increase was partially offset by decreased expenses for legal and outside services. Further, in 2010, we incurred severance, legal and other costs associated with our CEO transition in May 2010.

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

We expect that our general and administrative expenses will remain relatively flat in absolute dollar amounts in the near term, but could fluctuate depending on the level and timing of additional investments required to support strategic initiatives. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Acquisition-related Costs

We expense all acquisition and other transaction related costs as incurred. These costs generally include fees for outside legal and accounting services and other integration services. In addition, we have incurred costs related to planning and executing the divestiture of our enterprise wireless solutions business that was announced in May 2012 and closed in December 2012, including legal costs associated with enforcing the terms of the agreement. We have spent and will continue to spend significant resources identifying and acquiring businesses.

During 2012, we recorded $14.1 million of acquisition-related costs, primarily associated with planning and executing the divestiture of our enterprise wireless solutions business. See Note 3 of Note to Consolidated Financial Statements for further information. During 2011, we recorded $9.7 million of acquisition-related costs. These costs were primarily related to our acquisition of Accordent which closed in March 2011, our acquisition of HPVC which closed in July 2011, and our acquisition of ViVu which closed in October 2011. No such activities occurred in 2010. See Note 2 of Notes to Consolidated Financial Statements for further information.

Amortization of Purchased Intangibles

In 2012, 2011, and 2010, we recorded $9.8 million, $5.5 million, and $1.4 million, respectively, in operating expenses for amortization of purchased intangibles acquired in our acquisitions. In addition to the amounts recorded as operating expenses in 2012, 2011 and 2010, we recorded amortization expenses totaling $7.6 million, $5.7 million, and $2.6 million, respectively, related to certain technology intangibles in cost of product revenues. The sequential increases year-over-year from 2010 to 2012 were primarily due to the amortization of purchased intangibles acquired from Accordent in the first quarter of 2011, from HPVC in the third quarter of 2011, and from ViVu in the fourth quarter of 2011. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to six years.

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

Restructuring Costs

In 2012, 2011, and 2010, we recorded $22.0 million, $9.4 million, and $8.1 million, respectively, related to restructuring actions which resulted from the consolidation of certain facilities and the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected revenue streams.

In 2012, we completed the consolidation and elimination of certain facilities in order to gain efficiencies, including the combination of our headquarters in San Jose and Santa Clara, California into one new location in San Jose, California. As a result, we recorded approximately $8.9 million (net of $2.8 million of deferred rent) in restructuring charges related to idle facilities upon vacating these facilities in the second quarter of 2012. In addition, we recorded approximately $13.1 million of charges, primarily for severance and other employee benefits, related to restructuring actions approved by management in October 2011 and July 2012. The action plan approved in July 2012 resulted in the elimination of approximately four percent of our global workforce, enabling us to focus resources on our product development and product launch initiatives.

In 2011, we completed the consolidation of our Colorado facilities and began the transition of certain engineering and product management and related support functions in our Andover, Massachusetts facility to other locations in order to achieve efficiencies. Restructuring charges relating to these actions primarily included costs for idle facilities and, to a lesser extent, severance and relocation costs for impacted individuals. Additionally, in October 2011, we committed to a restructuring plan designed to better align and allocate resources to more strategic growth areas of the business. These actions were primarily related to the reorganization of our global go-to-market and other organizations. The restructuring plan resulted in the elimination of approximately seven percent of our global workforce with the majority of the reductions taking effect in the fourth quarter of 2011 and first quarter of 2012, enabling the creation of new positions that better aligned with our strategic initiatives. In 2011, we recorded approximately $8.7 million of restructuring charges related to severance and other employee benefits and $0.7 million related to idle facilities.

In 2010, we committed to several restructuring plans to eliminate, relocate positions, or to enable the hiring of additional positions to better align with the execution of our strategic initiatives. The restructuring plans included the elimination of approximately two percent of our global workforce. As a result of the actions taken in 2010, we recorded restructuring charges of $8.1 million during 2010, primarily related to severance and other employee termination benefits.

See Note 7 of Notes to Consolidated Financial Statements for further information on restructuring costs.

We currently expect to record additional restructuring charges of between $10.0 million and $15.0 million in 2013, primarily related to the elimination or consolidation of certain facilities to gain efficiencies. In the first quarter of 2013, we also currently expect to record restructuring charges between approximately $4.0 million and $6.0 million related to severance and other employee termination benefits, primarily related to the elimination or relocation of engineering positions as a result of downsizing our Burnaby, Canada location.

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

Litigation Reserves and Payments

We recorded $1.2 million in 2010 in litigation reserves and payments in the Consolidated Statements of Operations related to the settlement of legal matters during the period. There were no such expenses in 2012 and 2011. See Note 9 of Notes to Consolidated Financial Statements for further information.

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

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash and cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees as well as foreign exchange related gains and losses. Interest and other income (expense), net, was a net expense of $3.9 million, $1.7 million, and $7.9 million in 2012, 2011, and 2010, respectively.

The increase in net expenses in interest and other income (expense), net, in 2012 from 2011 was primarily due to higher non-income related taxes and bank charges as well as higher foreign exchange related losses in 2012 as compared to 2011, partially offset by an increase in interest income. The decrease in net expenses in interest and other income (expense), net, in 2011 from 2010 was primarily due to a write-down in 2010 of other-than temporarily impaired investments that did not recur in 2011, partially offset by a decrease in interest income.

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

Provision for Income Taxes from Continuing Operations

	Year Ended December 31,
	2012	2011	2010
Income tax expense from continuing operations	$38,056	$5,246	$12,159
Effective tax rate	1,523.5%	4.0%	15.4%

The increase in the effective tax rate in 2012 as compared to 2011 was related primarily to $38.8 million in federal and state taxes recorded on $103.3 million related to the tax consequences of a global restructuring project affecting the existing legal entity structure that is designed to accommodate the trend towards more software and virtual based solutions versus our traditional hardware distribution model. In addition to taxes recorded related to the global restructuring, the effective tax rate was also impacted by the benefit of entities in countries with tax rates lower than the U.S. statutory rate, an increase in non-deductible share based compensation, an increase in non-deductible acquisition and divestiture related expenses, a decrease in reserve reversals and the expiration of the federal research and development tax credit in 2012 as compared to 2011.

The decrease in the effective tax rate in 2011 as compared to 2010 was due to a relative increase in foreign earnings which are subject to lower tax rates, an increase in U.S. research and development tax credits, and an increase in the release of uncertain tax positions inclusive of related interest and penalties of $8.9 million in 2011 as compared to $4.9 million in 2010, partially offset by U.S. taxes accrued on the intercompany sale of intellectual properties.

As of December 31, 2012, we had approximately $1.9 million in tax effected net operating losses, $1.4 million in tax effected capital loss carryforwards and $13.0 million in tax effected credit carryforwards. The capital and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2015. Included in the net deferred tax asset balance is a $3.2 million valuation allowance related primarily to research credits in a jurisdiction with a history of credits in excess of taxable profits. See Note 14 of Notes to Consolidated Financial Statements for further information.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2012, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $320.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

In 2012, we recorded reserve reductions of $10.0 million, $0.8 million of which was paid in settlement of a multi-year state tax audit, and $5.7 million of which was due to a reduction in unrecognized tax benefits for research credits from acquired companies. The expiration of statutes of limitation in both the U.S. and foreign jurisdictions also resulted in reserve releases of $3.5 million.

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

As of December 31, 2012, we have $23.0 million of unrecognized tax benefits compared to $32.4 million at December 31, 2011. By the end of 2013, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations. We anticipate that the reduction would approximate $2.5 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, we had approximately $1.5 million and $2.0 million, respectively, of accrued interest and penalties related to uncertain tax positions.

Our future effective income tax rate depends on various factors, such as changes in tax legislation, accounting principles, or interpretations thereof, the geographic composition of our pre-tax income, non tax-deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, final resolution of the tax impact from the exercise of incentive stock options and the issuance of shares under the employee stock purchase plan, and the effectiveness of our tax planning strategies. For example, on January 2, 2013, the “American Taxpayer Relief Act of 2012” was signed into law. It provides for an extension of the federal research credit retroactive for 2012 and extended through 2013. The impact of the 2012 federal research credit will be reflected in the first quarter of 2013 and is estimated to be in the range of $2.0 million to $2.5 million. We believe that our future effective tax rate may be more volatile as a result of these factors.

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

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 15 of Notes to Consolidated Financial Statements. The discussions below include the results of each of our segments for the years ended December 31, 2012, 2011, and 2010. Segment contribution margin includes all segment revenues less the related cost of sales and direct marketing and sales expenses. Management allocates some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing, stock-based compensation costs, research and development costs, general and administrative costs, such as legal and accounting costs, acquisition-related integration costs, amortization of purchased intangible assets, restructuring costs, and interest and other income (expense), net.

The following is a summary of the financial information for each of our segments for the fiscal years ended December 31, 2012, 2011, and 2010 (in thousands):

	Americas	EMEA	APAC	Total
2012:
Revenue	$689,099	$345,723	$357,806	$1,392,628
% of total revenue	49%	25%	26%	100%
Contribution margin	273,937	142,915	150,962	567,814
% of segment revenue	40%	41%	42%	41%
2011:
Revenue	$693,288	$347,703	$361,198	$1,402,189
% of total revenue	49%	25%	26%	100%
Contribution margin	280,259	141,421	175,242	596,922
% of segment revenue	40%	41%	49%	43%
2010:
Revenue	$586,475	$274,228	$258,169	$1,118,872
% of total revenue	52%	25%	23%	100%
Contribution margin	231,898	95,178	117,679	444,755
% of segment revenue	40%	35%	46%	40%

Americas

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2012	2011	2010	2012	2011
Revenues	$689,099	$693,288	$586,475	(1)%	18%
Contribution margin	$273,937	$280,259	$231,898	(2)%	21%
Contribution margin as % of Americas revenues	40%	40%	40%	—	—

Our Americas segment revenues decreased by 1% in 2012, as compared to 2011, primarily due to decreased revenues in the United States and Brazil, partially offset by increases in Canada and Mexico. The decrease in Americas segment revenues was driven by decreases in revenues from our UC group systems, partially offset by increases in UC personal devices and UC platform revenues. Decreases in UC group systems revenues in the Americas were primarily driven by decreased group voice and group video revenues, which were partially offset by increased immersive telepresence revenues as a result of the 2011 HPVC acquisition. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP, partially offset by decreased desktop video revenues. UC platform revenues growth was as a result of increased sales of our RealPresence products and services.

Our Americas segment revenues increased by 18% in 2011 as compared with 2010, primarily due to increased revenues in the United States and Brazil, partially offset by decreases in Canada and Mexico. The increase in revenues was driven by increases in our UC group systems, UC personal devices and UC platform revenues. Increases in UC group systems revenues in the Americas were primarily driven by increased group voice revenues, increased group video revenues, and increased immersive telepresence revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP, partially offset by decreased desktop video revenues. UC platform revenues growth was as a result of increased sales of our RealPresence products and services.

In 2012, 2011, and 2010, one channel partner in our Americas segment accounted for 27% of our Americas net revenues for all periods. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of America’s segment revenues remained flat in 2012 as compared to 2011, primarily due to gross margins being relatively flat while direct sales and marketing expenses as a percentage of revenues increased slightly from 2011 to 2012, resulting in less than a percentage point change in contribution margin. The increase in direct sales and marketing expenses was primarily due to increased compensation related costs in 2012 as compared to 2011.

Contribution margin as a percentage of America’s segment revenues remained flat in 2011 as compared to 2010, primarily due to increased gross margins being offset by an increase in direct sales and marketing expenses as a percentage of revenues.

EMEA

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2012	2011	2010	2012	2011
Revenues	$345,723	$347,703	$274,228	(1)%	27%
Contribution margin	142,915	$141,421	$95,178	1%	49%
Contribution margin as % of EMEA revenues	41%	41%	35%	—	6pts

Our EMEA segment revenues decreased by 1% in 2012 as compared to 2011, primarily due to lower sales of UC platform products and related services and UC personal devices products and related services, partially offset by increased sales of UC group system products and related services. UC platform revenues decreased as a result of lower sales of our RealPresence products and services. UC personal devices revenues decreased primarily due to decreases in desktop video revenues, partially offset by an increase in desktop voice revenues. UC group systems revenues increased primarily due to an increase in immersive telepresence revenues as a result of the HPVC acquisition in 2011, partially offset by lower group video and group voice revenues. The overall decline in EMEA segment revenues was primarily due to the current economic conditions in the region. Revenues were down in the Nordic countries, the Middle East and Turkey, Eastern Europe, and Spain, partially offset by increases in Benelux and Germany.

Our EMEA segment revenues increased by 27% in 2011 as compared with 2010 primarily due to broad-based growth throughout most of EMEA, being led by growth in Russia, UK, Germany and Nordic countries, partially offset by a decrease in Spain. The increase in revenues was across all our product groups. Increases in UC group systems revenues in EMEA was primarily driven by increased group video revenues, increased immersive telepresence revenues and increased group voice revenues. UC platform growth was as a result of increased sales of the products and services that comprise our RealPresence platform. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technology and an increase in desktop video revenues.

In 2012, 2011 and 2010, one channel partner in our EMEA segment accounted for 11%, 11%, and 13% of our EMEA net revenues, respectively.

Contribution margin as a percentage of EMEA segment revenues remained flat in 2012 as compared to 2011, primarily due to slightly higher gross margins, which resulted in less than a percentage point change in contribution margin. Direct sales and marketing expenses were flat in absolute dollars and as a percentage of revenue in 2012 as compared to 2011. The increase in gross margins was driven primarily by higher product gross margins, partially offset by lower service gross margins.

Contribution margin as a percentage of EMEA segment revenues was 41% in 2011 as compared to 35% in 2010. The contribution margin as a percentage of revenue increased primarily due to lower direct sales and marketing expenses as a percentage of revenues and, to a lesser extent, higher gross margins. Direct sales and marketing expenses increased in absolute dollars, but decreased as a percentage of revenues. The increases in absolute dollars were primarily due to increased headcount, partially offset by a decrease in marketing program investments. The decrease as a percentage of revenue was primarily due to increased productivity of our sales force. The increase in gross margins was driven primarily by a decrease in cost of services as a percentage of revenues and a mix shift toward higher margin products in our RealPresence platform product offerings.

APAC

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2012	2011	2010	2012		2011
Revenues	$357,806	$361,198	$258,169	(1)%		40%
Contribution margin	$150,962	$175,242	$117,679	(14)%		49%
Contribution margin as % of APAC revenue	42%	49%	46%	(7	)pts	3pts

Our APAC segment revenues decreased by 1% in 2012 as compared to 2011 primarily due to decreased UC group systems and UC personal devices revenues, partially offset by increased UC platform revenues. Decreases in UC group systems revenues in APAC were primarily driven by decreased group video revenues, partially offset by increases in immersive telepresence revenues as a result of the 2011 HPVC acquisition and in group voice revenues. Decreases in UC personal devices revenues were primarily driven by decreases in desktop video revenues and, to a lesser extent, desktop voice revenues. Increases in UC platform revenues were as a result of increased sales of our RealPresence platform products and services. Revenues decreased in Australia, India, Japan, and China, partially offset by an increase in Korea. The overall decline in our APAC segment revenues was primarily due to reduced government spending and elongated sales cycles.

Our APAC segment revenues increased by 40% in 2011 as compared to 2010 primarily due to investments made in our go-to-market capabilities. Revenues from China, Australia, and India contributed to the strong growth in APAC in 2011. The increase in revenues was driven by increases our UC group systems, UC platform revenues, and, to a lesser extent, and UC personal devices revenues. Increases in UC group systems revenues in APAC were primarily driven by increased group video revenues, and to a lesser extent, increased immersive telepresence revenues as a result of the HPVC acquisition in 2011 and increased group voice revenues. UC platform revenues growth was as a result of increased sales of our RealPresence platform products and services. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP technologies.

In 2012, 2011, and 2010, two channel partners in our APAC segment, in aggregate, accounted for 33%, 33%, and 29%, respectively, of our APAC net revenues.

Contribution margin as a percentage of APAC segment revenues was 42% in 2012 as compared to 49% in 2011. The contribution margin as a percentage of revenue decreased primarily due to lower gross margins and higher direct sales and marketing expenses as a percentage of revenues. The decrease in gross margins was due to a decrease in service gross margins and, to a lesser extent, lower product gross margins driven primarily by a product mix shift and increased discounting. Direct sales and marketing expenses increased both in absolute dollars and as a percentage of revenue, primarily due to increased headcount-related expenses.

Contribution margin as a percentage of APAC segment revenues was 49% in 2011 as compared to 46% in 2010. The contribution margin as a percentage of revenues increased primarily due to higher gross margins and lower sales and marketing expenses as a percentage of revenues. The increase in gross margins was driven primarily by a decrease in cost of services as a percentage of revenues while product gross margin as a percentage of revenues increased slightly. The increase in gross margins was driven primarily by a decrease in cost of services as a percentage of revenues and a mix shift toward higher margin products in our RealPresence platform product offerings. Direct sales and marketing expenses, while increasing in absolute dollars, decreased as a percentage of revenues. The decrease in sales and marketing expense as a percentage of revenues was due to spending mix and investments focused in lower cost areas.

Discontinued Operations

On May 10, 2012, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC, a Delaware limited liability corporation (“Mobile Devices”), pursuant to which we would divest EWS to an affiliate of Sun Capital Partners, Inc. On October 22, 2012, the Purchase Agreement was amended (the “Amended Purchase Agreement”). Per the terms of the Amended Purchase Agreement, Mobile Devices would acquire SpectraLink Corporation (“SpectraLink”), a wholly-owned subsidiary of Polycom, by purchasing all of the outstanding stock and an intercompany note of SpectraLink from Polycom. On December 4, 2012, we completed the disposition of the assets of our EWS business to Mobile Devices and received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million.

The decision to divest EWS reflects our focus on initiatives that extend our leadership in our core unified communications business. The products and services that comprise our core unified communications business have historically experienced stronger sales growth and higher gross margins than our EWS products and services. Our EWS product portfolio, which was previously included in our UC personal devices product category, includes Wi-Fi and DECT handsets and related infrastructure and accessories, which were primarily sold in our Americas and EMEA segments. As a result, we have reported the results of operations and financial position of EWS as discontinued operations within the consolidated statements of operations and balance sheets for all periods presented. See Note 3 of Notes to Condensed Consolidated Financial Statements for a further discussion of our discontinued operations.

Summarized results from discontinued operations were as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues	$71,133	$93,609	$99,617

Income from discontinued operations	15,973	16,066	3,483
Income tax provision	6,085	6,160	1,729

Net income from discontinued operations	$9,888	$9,906	$1,754

Revenues from discontinued operations for 2012 were $71.1 million, a decrease of $22.5 million, or 24%, from 2011. The decrease was primarily due to the 2012 revenues including only a period of 11 months through the closure of the EWS sale transaction as compared to the 12-month period for 2011. Revenues from discontinued operations for 2011 were $93.6 million, a decrease of $6.0 million, or 6%, from 2010. The decrease in wireless revenues was the result of decreasing demand for wireless related products and services. Wireless revenues were down in 2012 as compared to 2011 and in 2011 as compared to 2010 in the Americas and EMEA segments. Wireless revenues in our APAC segment were not significant.

Net income from discontinued operations was essentially flat in 2012 as compared to 2011, and increased by $8.2 million in 2011 as compared to 2010. The increase in 2011 from 2010 was primarily due to improvements in gross margin and a decrease in operating expenses in 2011 from 2010. The improvement in wireless gross margins was due to a lower mix of sales of lower margin products. Operating expenses of discontinued

operations decreased by $9.2 million in 2011, compared to the prior year, as we continued to reduce spending in our wireless business as a result of a smaller revenue base in our wireless products.

Liquidity and Capital Resources

As of December 31, 2012, our principal sources of liquidity included cash and cash equivalents of $477.1 million, short-term investments of $197.2 million and long-term investments of $50.3 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 8 of Notes to Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $7.6 million, which are in place to satisfy certain of our facility lease requirements as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments held in the United States totaled $302.8 million as of December 31, 2012, and the remaining $421.8 million was held by various foreign subsidiaries outside of the United States.

If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $187.0 million in 2012, $299.6 million in 2011, and $143.4 million in 2010. The decrease in cash provided from operating activities in 2012 from 2011 was due primarily to lower net income, as adjusted for non-cash income and expenses, increased inventory, a decrease in accounts payable, and a smaller increase in other accrued liabilities and deferred revenue. Partially offsetting these negative effects were decreases in accounts receivables.

The increase in cash provided from operating activities in 2011 over 2010 was due primarily to higher net income, as adjusted for non-cash income and expenses, decreased inventory, a smaller increase in prepaid expenses and other current assets, and a higher increase in accounts payable, other accrued liabilities and deferred revenue, and taxes payable. Partially offsetting these positive effects were increases in accounts receivables, and deferred taxes.

The total net change in cash and cash equivalents for the year ended December 31, 2012 was an increase of $101.6 million. The primary sources of cash were $187.0 million from operating activities, $50.4 million of net cash proceeds from the sale of our EWS business, $25.8 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $9.3 million in excess tax benefits from stock-based compensation. The primary uses of cash during this period were $67.3 million for purchases of property and equipment, $67.9 million for purchases of our common stock, $31.1 million for purchases of investments, net of proceeds from investments, and $4.6 million of additional payments made for acquisitions of certain additional equipment.

Our days sales outstanding, or DSO, metric was 50 days at December 31, 2012 compared to 49 days at December 31, 2011. We expect to continue to experience upward pressure on our DSO as a result of the increase in international receivables, which typically have longer payment terms. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, a change in the mix of international receivables, and increases in receivables from service providers and government entities which also have customarily longer payment terms. DSO could also be negatively impacted if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Our December 31, 2012 finished goods inventory levels were higher than the December 31, 2011 levels and inventory turns decreased to 5.7 turns at December 31, 2012 from 6.4 turns at December 31, 2011. The decreased inventory turns were as a result of higher inventory levels in 2012 as compared to 2011 primarily due to an increase in UC group product inventories related to our new product introductions. Inventory turns in the future may fluctuate depending on our ability to reduce lead times, as well as changes in product mix. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business and the sustainability of the global economic recovery.

Cash used for purchases of property and equipment decreased slightly to $67.3 million in 2012 from $69.3 million in 2011. We expect our purchases of property and equipment in 2013 to increase due to upgrades to our Enterprise Resource Planning (“ERP”) systems and continued support of our strategic alliances and new product offerings.

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

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market. During the years ended December 31, 2012, 2011, and 2010, we purchased approximately 5.1 million, 2.0 million, and 4.8 million shares, as adjusted for the stock split, respectively, of our common stock in the open market for cash of $55.0 million, $40.0 million, and $69.2 million, respectively. Our Board of Directors approved an increase in the current share repurchase authorization to include the $49.7 million net proceeds from the sale of our EWS business. As of December 31, 2012, we were authorized to purchase up to an additional $72.8 million under the 2008 share repurchase plan. See Note 12 of Notes to our Consolidated Financial Statements for a discussion of the accounting for our common stock repurchases and the related reduction to retained earnings included in stockholders’ equity in our consolidated balance sheet.

At December 31, 2012, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $144.7 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $7.6 million, which are used to secure the leases on some of our offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of December 31, 2012, the future minimum lease payments due under our current lease obligations. There is no sublease income netted in the amounts below, as the amounts are not material. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of December 31, 2012 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments
Year ending December 31,
2013	$26,090	$5,772	$—	$144,710
2014	29,783	3,647	3,239	—
2015	24,298	2,774	2,387	—
2016	20,554	1,964	3,724	—
2017	17,249	1,141	2,472	—
Thereafter	53,867	2,009	10,257	—

Total payments	$171,841	$17,307	$22,079	$144,710

As of December 31, 2012, we have $23.0 million of unrecognized tax benefits compared to $32.4 million at December 31, 2011. By the end of 2013, uncertain tax positions may be reduced as a result of a lapse in the applicable statutes of limitations. We anticipate that the reduction would approximate $2.5 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

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

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Stock-based Compensation Expense

Our stock-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock units and performance shares, as well as our employee stock purchase plan. We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The estimated fair value of these awards, including the effect of estimated forfeitures, is recognized as expense over the requisite service period, which is generally the vesting period. The fair values of stock option awards and shares purchased under the employee stock purchase plan are estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of our common stock on the date of grant. The fair value of performance shares is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the probable outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of our stock among the Russell 2000 Index companies (for awards granted prior to 2011) and NASDAQ Composite Index companies (for awards granted in 2011 and 2012) over each performance period. Changes in the underlying factors and assumptions utilized may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2012, we have $77.1 million in net deferred tax assets. Included in the net deferred tax asset balance is a $3.2 million valuation allowance related primarily to research credits in a jurisdiction with a history of credits in excess of taxable profits.

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

As of December 31, 2012, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, non-U.S. government securities and money market funds. Included in available-for-sale securities are cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and our counterparties are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For more information on the fair values of our marketable securities and foreign currency contracts see Note 8 of Notes to Consolidated Financial Statements.

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

Goodwill and Purchased Intangibles

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. We adopted the amended accounting guidance, which permits us to choose to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

Our business is organized around four major geographic theatres: North America, Central America/Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) which were determined to be our reporting units in 2012 and 2011. For reporting purposes, we aggregate North America and CALA into one segment named Americas and report EMEA and APAC as separate segments.

In the fourth quarter of 2012, we performed this qualitative assessment for our four reporting units. Each reporting unit had an estimated fair value in excess of its carrying value by more than 50%, based on the valuation of our reporting segments performed in May 2012 in connection with the announcement of the divestiture of our EWS business. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For the industry in which the reporting units operate, we considered growth projections from independent sources and significant developments or transactions within the industry during 2012, where applicable. We concluded that each of the reporting unit specific and industry factors had either a positive or neutral impact on the fair value of each of the reporting units. We also determined that macroeconomic factors during 2012 did not have a significant impact on the discount rates and growth rates used for the valuation performed. Based on the qualitative assessment, we concluded that for the four reporting units, performing the two-step impairment test was unnecessary and that no impairment charge was required.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to six years. We annually assess whether any impairment indicators exist on purchased intangibles with finite lives. Long-lived assets, including intangible assets with finite lives, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment.

There was no impairment charge recorded in 2012 or 2011 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Private Company Investments

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write-down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. At both December 31, 2012 and 2011, our private company investments had a carrying value of $2.0 million and are recorded in “Other assets” in our Consolidated Balance Sheets.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued an accounting standard update that requires disclosure of the effect or potential effect of offsetting arrangements on a company’s financial position as well as enhanced disclosure of the rights of setoff associated with a company’s recognized assets and liabilities. In January 2013, the FASB issued another accounting standard update to clarify the scope of the standard update issued in December 2011. These accounting standard updates are effective for reporting periods beginning on or after January 1, 2013. We do not believe that there will be a material impact on our consolidated financial statements upon the adoption of this guidance.

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for us beginning in the first quarter of fiscal 2013. We do not believe that there will be a material impact on our consolidated financial statements upon the adoption of this guidance.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our Consolidated Balance Sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, non-U.S. government securities, and money market funds. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. If current market conditions deteriorate, we may realize losses on the sale of our investments or we may incur temporary impairment charges requiring us to record unrealized losses in accumulated other comprehensive income (loss). We could also incur additional other-than-temporary impairment charges resulting in realized losses in our Consolidated Statements of Operations which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of December 31, 2012. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. We model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at December 31, 2012 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/31/2012	+50 BPS	+100 BPS	+150 BPS
$248,487	$248,168	$247,848	$247,529	$247,209	$246,890	$246,570

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, and we incur expenses in Euros, British Pounds, Israeli Shekels, and other foreign currencies, which exposes us to risk from fluctuations in foreign currency exchange rates.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound, Israeli Shekel, Japanese Yen, Brazilian Real, and Mexican Peso relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to only enter into hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of December 31, 2012, we had net outstanding forward exchange contracts to sell 15.8 million Euros at 1.30, 1.6 million British Pounds at 1.63, 16.1 million Israeli Shekels at 3.77, 6.2 million Mexican Pesos at 13.02, 206.5 million Japanese Yen at 82.42, and 2.1 million Brazilian Real at 2.16. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of December 31, 2012, we also had net outstanding forward exchange contracts to sell 32.2 million Euros at 1.32, and 1.9 million British Pounds at 1.58, and to buy 26.1 million Israeli Shekels at 3.84. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Euro, British Pound, and Israeli Shekels. As of December 31, 2012, we had no outstanding foreign exchange contracts that have maturities of less than 360 days. As of December 31, 2012, we had outstanding foreign exchange contracts to sell 17.8 million Euros at 1.33, and to buy 0.3 million British Pounds at 1.42, and 75.2 million Israeli Shekels at 3.96. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of December 31, 2012, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Costs Associated with Exit or Disposal Activities

In February 2013, management committed to a restructuring plan that will result in the elimination or consolidation of certain of its facilities in order to gain efficiencies in 2013. As a result, we currently expect to record restructuring charges related to these facilities of between approximately $10.0 million and $15.0 million in 2013, net of estimated sublease income, upon vacating the impacted facilities. The underlying cash expenditures of approximately $8.0 million and $13.0 million are currently expected to occur over the remaining lease terms, which range from less than 1 year to 9 years.

Through the second quarter of 2013, we also currently expect to record restructuring charges between approximately $4.0 million and $6.0 million related to severance and other employee termination benefits, primarily related to the elimination or relocation of engineering positions as a result of downsizing our Burnaby, Canada location. The related cash expenditures of between $4.0 million and $6.0 million will occur through the second quarter of 2013.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee (including the director nomination process) and audit committee required by this item is included under the caption “Corporate Governance” in the 2013 Proxy Statement and is incorporated herein by reference.

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 14, 2013, are as follows:

Name	Age	Position(s)
Andrew M. Miller*	53	Chief Executive Officer and President
Eric F. Brown	47	Chief Operating Officer, Chief Financial Officer and Executive Vice President
Sayed M. Darwish	47	Chief Legal Officer, Executive Vice President of Corporate Development and Secretary
Laura J. Durr	52	Senior Vice President, Worldwide Controller and Principal Accounting Officer
Tracey E. Newell	46	Executive Vice President of Global Sales
Sudhakar Ramakrishna**	45	President of Products and Services

*	Member of the Board of Directors.
**	On February 11, 2013, Mr. Ramakrishna informed us that he will be resigning his position and leaving Polycom effective March 15, 2013, because he has accepted another opportunity. Mr. Ramakrishna will remain with Polycom through March 15, 2013 to transition his responsibilities within the organization.

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

Mr. Brown has served as our Chief Operating Officer, Chief Financial Officer and Executive Vice President since February 2012. Prior to joining Polycom, Mr. Brown served as Executive Vice President, Chief Financial Officer of Electronic Arts Inc., a leading interactive entertainment software company, from April 2008 to February 2012. Prior to that, he served as Chief Operating Officer and Chief Financial Officer of McAfee, Inc., a security technology company, from March 2006 until March 2008. From January 2005 until March 2006, Mr. Brown was McAfee’s Executive Vice President and Chief Financial Officer. Mr. Brown served as President and Chief Financial Officer of MicroStrategy Incorporated, a business intelligence software provider, from 2000 until 2004. Mr. Brown currently serves on the Board of Directors of Electronics For Imaging, Inc.

Mr. Darwish has served as our Chief Legal Officer, Executive Vice President of Corporate Development and Secretary since February 2012. Mr. Darwish also served as our Executive Vice President, Chief Administrative Officer, General Counsel and Secretary from February 2011 to February 2012, Senior Vice President, Chief Administrative Officer, General Counsel and Secretary from January 2008 to February 2011, Senior Vice President, General Counsel and Secretary from July 2007 to January 2008 and Vice President, General Counsel and Secretary from August 2005 to July 2007. Prior to joining Polycom, from December 2003 to August 2005, Mr. Darwish served in various legal positions at EMC Corporation, ultimately as Vice President and General Counsel for EMC Corporation’s Software Group after EMC’s acquisition of Documentum, Inc., where he served as Vice President, General Counsel and Secretary from July 2000 to December 2003. Prior to that, Mr. Darwish served as Vice President and General Counsel for Luna Information Systems, served in various positions, including as General Counsel and Vice President, Legal and HR, for Forté Software, Inc. through its acquisition by Sun Microsystems, Inc., served as Corporate Counsel at Oracle Corporation, and was an associate in the law firm of Brobeck, Phleger & Harrison. Mr. Darwish is a graduate of the University of San Francisco School of Law, J.D. cum laude, and holds a B.S. in Mathematics and a B.A. in Economics from the University of Illinois, Urbana.

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2013 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2013 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012.

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

POLYCOM, INC.

/S/ ANDREW M. MILLER
Andrew M. Miller
Chief Executive Officer, President and Director

Date: February 14, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Polycom, Inc., a Delaware corporation, do hereby constitute and appoint Andrew M. Miller and Eric F. Brown, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANDREW M. MILLER	Chief Executive Officer, President and Director (Principal Executive Officer)	February 14, 2013
Andrew M. Miller

/S/ ERIC F. BROWN	Chief Operating Officer, Chief Financial Officer and Executive Vice President,	February 14, 2013
Eric F. Brown
(Principal Financial Officer)

/S/ LAURA J. DURR	Senior Vice President, Worldwide Controller	February 14, 2013
Laura J. Durr	(Principal Accounting Officer)

/S/ BETSY S. ATKINS	Director	February 14, 2013
Betsy S. Atkins

/S/ DAVID G. DEWALT	Chairman of the Board and Director	February 14, 2013
David G. DeWalt

/S/ JOHN A. KELLEY	Director	February 14, 2013
John A. Kelley

Signature	Title	Date

/S/ D. SCOTT MERCER	Director	February 14, 2013
D. Scott Mercer

/S/ WILLIAM A. OWENS	Director	February 14, 2013
William A. Owens

/S/ KEVIN T. PARKER	Director	February 14, 2013
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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that, as of December 31, 2012 our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/S/ ANDREW M. MILLER	/S/ ERIC F. BROWN
Andrew M. Miller President and Chief Executive Officer	Eric F. Brown Chief Operating Officer, Chief Financial Officer and Executive Vice President

February 14, 2013	February 14, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 14, 2013

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$477,073	$375,241
Short-term investments	197,196	159,426
Trade receivables, net of allowance for doubtful accounts of $2,921 and $1,732 as of December 31, 2012 and 2011, respectively	194,654	210,804
Inventories	99,960	93,284
Deferred taxes	48,916	37,282
Prepaid expenses and other current assets	55,454	51,241
Assets held for sale	—	67,130

Total current assets	1,073,253	994,408
Property and equipment, net	133,319	126,884
Long-term investments	50,333	56,772
Goodwill	553,819	552,699
Purchased intangibles, net	54,983	70,422
Deferred taxes	28,406	23,356
Other assets	21,238	20,264

Total assets	$1,915,351	$1,844,805

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$89,983	$110,719
Accrued payroll and employee-related liabilities	39,469	38,546
Taxes payable	4,736	—
Deferred revenue	158,482	138,486
Other accrued liabilities	63,018	59,288
Liabilities held for sale	—	14,119

Total current liabilities	355,688	361,158
Long-term deferred revenue	91,061	82,898
Taxes payable	15,598	16,813
Deferred taxes	236	558
Other long-term liabilities	22,079	13,262

Total liabilities	484,662	474,689

Commitments and contingencies (Note 10)
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares. Issued and outstanding: 175,323,885 and 176,316,968 shares at December 31, 2012 and 2011, respectively	38	40
Additional paid-in capital	1,326,436	1,246,201
Retained earnings	100,019	118,265
Accumulated other comprehensive income	4,196	5,610

Total stockholders’ equity	1,430,689	1,370,116

Total liabilities and stockholders’ equity	$1,915,351	$1,844,805

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Revenues
Product revenues	$1,042,484	$1,138,050	$937,184
Service revenues	350,144	264,139	181,688

Total revenues	1,392,628	1,402,189	1,118,872

Cost of revenues
Cost of product revenues	426,369	439,995	353,273
Cost of service revenues	142,827	103,930	85,317

Total cost of revenues	569,196	543,925	438,590

Gross profit	823,432	858,264	680,282

Operating expenses
Sales and marketing	464,353	428,829	371,488
Research and development	208,510	190,322	137,965
General and administrative	98,285	81,661	73,379
Acquisition-related costs	14,064	9,688	—
Amortization of purchased intangibles	9,830	5,542	1,400
Restructuring costs	22,024	9,396	8,139
Litigation reserves and payments	—	—	1,235

Total operating expenses	817,066	725,438	593,606

Operating income	6,366	132,826	86,676
Interest and other income (expense), net	(3,868)	(1,672)	(7,862)

Income from continuing operations before provision for income taxes	2,498	131,154	78,814
Provision for income taxes	38,056	5,246	12,159

Net income (loss) from continuing operations	(35,558)	125,908	66,655
Income from operations of discontinued operations, net of taxes	9,888	9,906	1,754
Gain from sale of discontinued operations, net of taxes	35,425	—	—

Net income	$9,755	$135,814	$68,409

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.20)	$0.71	$0.39
Income per share from discontinued operations, net of taxes	0.06	0.06	0.01
Gain per share from sale of discontinued operations, net of taxes	0.20	—	—

Basic net income per share	$0.06	$0.77	$0.40

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.20)	$0.69	$0.38
Income per share from discontinued operations, net of taxes	0.06	0.05	0.01
Gain per share from sale of discontinued operations, net of taxes	0.20	—	—

Diluted net income per share	$0.06	$0.75	$0.39

Weighted average shares outstanding for basic net income (loss) per share*	176,878	176,426	170,662
Weighted average shares outstanding for diluted net income (loss) per share*	176,878	181,195	176,370

*	Shares have been retrospectively adjusted to reflect the two-for-one split which was effective on July 1, 2011. See Note 1 of Notes to Consolidated Financial Statements.

Note: Earnings per share amount for continuing operations, discontinued operations and net income, as presented above, are calculated individually and may not sum due to rounding differences. As a result of the net loss from continuing operations for 2012, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share for the period as their effect was anti-dilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$9,755	$135,814	$68,409

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,339	239	(3,138)
Unrealized gains/(losses) on investments:
Unrealized holding losses arising during the period	(30)	(17)	(809)
Net gains/losses reclassified into earnings	(7)	(28)	6,497

Net unrealized gains/(losses) on investments	$(37)	$(45)	$5,688

Unrealized gains/(losses) on hedging securities:
Unrealized hedge gains/losses arising during the period	1,018	1,444	4,046
Net gains/losses reclassified into earnings for revenue hedges	(7,133)	7,113	(6,223)
Net gains/losses reclassified into earnings for expense hedges	3,399	(4,253)	1,701

Net unrealized gains/(losses) on hedging securities	$(2,716)	$4,304	$(476)

Other comprehensive income (loss)	$(1,414)	$4,498	$2,074

Comprehensive income	$8,341	$140,312	$70,483

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total
	Shares*	Amount
Balances, December 31, 2009	168,970,060	$40	$1,066,790	$(962)	$(12,015)	$1,053,853
Net income	—	—	—	—	68,409	68,409
Other comprehensive income	—	—	—	2,074	—	2,074
Issuance of vested performance shares and restricted stock units	3,428,528	—	—	—	—	—
Issuance of stock for Circa acquisition earn-out	2	—	—	—	—	—
Exercise of stock options under stock option plan	5,314,530	1	52,184	—	—	52,185
Shares purchased under employee stock purchase plan	1,312,290	—	12,668	—	—	12,668
Purchase and retirement of common stock at cost	(5,915,518)	(1)	(39,427)	—	(44,777)	(84,205)
Stock-based compensation	—	—	56,177	—	—	56,177
Tax benefit from stock option activity	—	—	10,434	—	—	10,434
Cumulative tax adjustment	—	—	3,375	—	—	3,375

Balances, December 31, 2010	173,109,892	$40	$1,162,201	$1,112	$11,617	$1,174,970

Net income	—	—	—	—	135,814	135,814
Other comprehensive income	—	—	—	4,498	—	4,498
Issuance of vested performance shares and restricted stock units	3,355,830	—	—	—	—	—
Exercise of stock options under stock option plan	1,780,408	—	23,430	—	—	23,430
Shares purchased under employee stock purchase plan	1,143,614	—	17,368	—	—	17,368
Purchase and retirement of common stock at cost	(3,072,776)	—	(35,771)	—	(29,166)	(64,937)
Stock-based compensation	—	—	65,262	—	—	65,262
Tax benefit from stock option activity	—	—	13,504	—	—	13,504
Issuance of options in connection with acquisition	—	—	207	—	—	207

Balances, December 31, 2011	176,316,968	$40	$1,246,201	$5,610	$118,265	$1,370,116

Net income	—	—	—	—	9,755	9,755
Other comprehensive income (loss)	—	—	—	(1,414)	—	(1,414)
Issuance of vested performance shares and restricted stock units	2,463,130	—	—	—	—	—
Exercise of stock options under stock option plan	579,712	—	4,856	—	—	4,856
Shares purchased under employee stock purchase plan	1,867,683	1	20,975	—	—	20,976
Purchase and retirement of common stock at cost	(5,903,608)	(3)	(39,897)	—	(28,001)	(67,901)
Stock-based compensation	—	—	89,245	—	—	89,245
Tax benefit from stock option activity	—	—	5,056	—	—	5,056

Balances, December 31, 2012	175,323,885	$38	$1,326,436	$4,196	$100,019	$1,430,689

*	Shares have been retrospectively adjusted to reflect the two-for-one split which was effective on July 1, 2011. See Note 1 of Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$9,755	$135,814	$68,409
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,586	52,564	41,440
Amortization of purchased intangibles	20,318	21,742	18,994
Provision for doubtful accounts	1,100	—	—
Provision for excess and obsolete inventories	6,420	8,567	5,712
Non-cash stock-based compensation	89,245	65,262	56,177
Excess tax benefits from stock-based compensation	(9,297)	(13,430)	(11,618)
Impairment of private company investments	—	79	6,530
Loss on disposals of property and equipment	4,080	1,537	143
Net gain on sale of discontinued operations	(35,425)	—	—
Tax expense on company reorganization	38,836	—	—
Changes in assets and liabilities, net of the effect of acquisitions and divestiture:
Trade receivables	16,582	(63,009)	(21,694)
Inventories	(11,428)	2,545	(42,843)
Deferred taxes	(15,933)	(12,446)	(3,537)
Prepaid expenses and other current assets	(8,835)	(3,190)	(29,537)
Accounts payable	(22,901)	22,816	3,657
Taxes payable	5,123	13,496	2,770
Other accrued liabilities and deferred revenue	37,754	67,298	48,797

Net cash provided by operating activities	186,980	299,645	143,400

Cash flows from investing activities:
Purchases of property and equipment	(67,270)	(69,279)	(69,331)
Purchases of investments	(312,631)	(372,567)	(374,946)
Proceeds from sale of investments	52,286	41,461	102,079
Proceeds from maturity of investments	229,211	326,332	199,622
Net cash received from sale of discontinued operations	50,411	—	—
Net cash paid in acquisitions	(4,583)	(163,630)	—

Net cash used in investing activities	(52,576)	(237,683)	(142,576)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	25,832	40,798	64,854
Purchase and retirement of common stock	(67,901)	(64,937)	(84,206)
Excess tax benefits from stock-based compensation	9,297	13,430	11,618

Net cash used in financing activities	(32,772)	(10,709)	(7,734)

Net increase (decrease) in cash and cash equivalents	101,632	51,253	(6,910)
Cash and cash equivalents, beginning of period	375,441	324,188	331,098

Cash and cash equivalents, end of period	$477,073	$375,441	$324,188

Supplemental disclosures of cash flow information:
Non-cash consideration paid for acquisition	$—	$207	$—
Cash paid for interest	$751	$544	$834
Cash paid for income taxes	$24,570	$15,947	$24,349

The consolidated statements of cash flows include combined cash flows from continuing operations along with discontinued operations. The end of period Cash and Cash Equivalents balances as of December 31, 2011 and 2010 include $200 of cash included within “Assets held for sale” in the Consolidated Balance Sheets.

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

Allowance for Doubtful Accounts:

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of the Company’s customers to make required payments. The Company reviews its allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience. If the financial conditions of the Company’s customers were to deteriorate, adversely affecting their abilities to make payments, additional allowances would be required. Delinquent account balances are written off after management has determined that the likelihood of collection is remote.

Investments:

The Company’s short-term and long-term investments as of December 31, 2012 are comprised of U.S. and non-U.S. government securities, U.S. agency securities and corporate debt securities. Investments are classified as short-term or long-term based on their remaining maturities. All investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2012 and 2011, all of the Company’s investments were classified as available-for-sale and were carried at fair value based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income (loss) in consolidated statements of stockholders’ equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge against earnings is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income (expense), net.

For strategic reasons, the Company has made various investments in private companies. The private company investments are carried at cost and written down to estimated market value when indications exist that these investments have other than temporarily declined in value. The Company reviews these investments for impairment when events or changes in circumstances indicate that impairment may exist and makes appropriate reductions in carrying value, if necessary. The Company evaluates a number of factors, including price per share of any recent financing, expected timing of additional financing, liquidation preferences, historical and forecasted earnings and cash flows, cash burn rate, and technological feasibility of the investee company’s products to assess whether or not the investment is potentially impaired.

Inventories:

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (FIFO) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. The Company records write-downs for excess and obsolete inventory equal to the difference between the carrying value of inventory and the estimated future selling price based upon assumptions about future product life-cycles, product demand and market conditions. At the point of the loss recognition, a new, lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis.

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are one to thirteen years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the related assets, typically three to thirteen years. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in the results of operations.

Goodwill:

Goodwill is not amortized but is regularly reviewed for potential impairment. In September 2011, the FASB issued authoritative guidance on goodwill impairment testing which provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company elected to early adopt this guidance in 2011 and such adoption did not have an impact to the Company’s Consolidated Financial Statements. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units. The estimated fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to six years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or group of assets and their eventual disposition. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

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

Changes in the warranty obligation during the period, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31,
	2012	2011
Balance at beginning of year	$10,577	$8,288
Accruals for warranties issued during the year	18,432	22,761
Actual charges against warranty reserve during the year	(18,534)	(20,472)

Balance at end of year	$10,475	$10,577

Deferred Services Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company also provides managed services to its customers under contractual arrangements. The Company recognizes the maintenance and managed services revenue from these contracts over the life of the service contract.

Deferred services revenue, of which $156.5 million and $136.5 million is short-term and included as a component of “Deferred revenue” as of December 31, 2012 and 2011, respectively; and $85.3 million and $75.7 million is long-term and is included as a component of “Long-term deferred revenue” as of December 31, 2012 and 2011, respectively, on the Consolidated Balance Sheets. Changes during 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Balance at beginning of year	$212,178	$141,556
Addition to deferred services revenue	349,022	307,840
Amortization of deferred services revenue	(319,427)	(237,218)

Balance at end of year	$241,773	$212,178

The cost of providing these services for the years ended December 31, 2012, 2011, and 2010 was $137.8 million, $98.4 million, and $78.8 million, respectively.

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

Revenue Recognition:

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectability is reasonably assured. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met. Additionally, the Company recognizes maintenance service revenues on its hardware and software products ratably over the service periods of one to five years, and other services upon the completion of installation or professional services provided.

Some of the Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts.

An entity is required to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if a vendor does not first have vendor-specific objective evidence (“VSOE”) of selling price or secondly does not have third-party evidence (“TPE”) of selling price and to allocate revenue based on the relative selling price method.

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

When the Company is unable to establish the selling price using VSOE or TPE, the Company uses ESP in its allocation of arrangement consideration. ESP represents the price at which the Company would transact a sale if the element were sold on a stand-alone basis. The Company determines ESP for a product by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, and pricing practices. The determination of ESP is made based on review of historical sales price, taking into consideration the Company’s go-to-market strategy. Generally, the Company uses historical net selling prices to establish ESP. The Company regularly reviews its basis for establishing VSOE, TPE and ESP. The Company does not expect a material impact in the near term from changes in VSOE, TPE or ESP.

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

Research and Development Expenditures:

Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, including stock-based compensation, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Software development costs incurred prior to the establishment of technological feasibility are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is amortized on a straight-line basis over the estimated product life, or on the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, which typically occurs when beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Advertising:

The Company expenses the production costs of advertising as expenses are incurred. The production costs of advertising consist primarily of trade shows, online media, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2012, 2011, and 2010 was $26.8 million, $21.3 million, and $20.9 million, respectively.

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

Foreign Currency Translation:

Assets and liabilities of non-U.S subsidiaries, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates in effect during the period. The resulting translation adjustments are directly recorded to a separate component of “Accumulated other comprehensive income (loss).” Foreign exchange transaction gains and losses from the remeasurement of non-functional currency denominated assets and liabilities have not been significant to date and are included in the Company’s results of operations as part of “Interest and other income (expense), net”.

As a result of the sale of the Company’s former enterprise wireless voice solutions (the “EWS”) business (see Note 3 of Notes to Consolidated Financial Statements) in December 2012, which included a wholly owned Danish subsidiary with a Danish Krone functional currency, the Company recognized its associated currency translation adjustment balance of $1.1 million which effectively reduced the gain from sale of the discontinued operations.

The following table sets forth the change of foreign currency translation adjustments during each reporting period and the balances as of December 31 (in thousands):

	2012	2011	2010
Beginning balance	$1,841	$1,602	$4,740
Foreign currency translation adjustments	1,339	239	(3,138)

Ending balance	$3,180	$1,841	$1,602

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

Fair Value Measurements:

The Company has certain financial assets and liabilities recorded at fair value which have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices for similar assets in active markets, or identical or similar assets in inactive markets, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

The carrying amounts reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short-term maturities.

Stock-Based Compensation:

The Company’s stock-based compensation programs consist of grants of stock-based awards to employees and non-employee directors, including stock options, restricted stock units and performance shares, as well as the Company’s employee stock purchase plan. The estimated fair value of these awards is charged against income over the requisite service period, which is generally the vesting period.

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

Business Combinations:

The Company recognizes separately from goodwill the fair value of assets acquired and the liabilities assumed. Goodwill as of the acquisition date is measured as the excess of consideration transferred and the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While the Company uses its best estimates and assumptions as a part of the purchase price allocation process to value assets acquired and liabilities assumed at the acquisition date, the Company’s estimates are inherently uncertain and subject to refinement. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company may record adjustments retrospectively to the fair value of assets acquired and liabilities assumed, with the corresponding offset to goodwill. Upon the conclusion of the measurement period or final determination of the fair value of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Company’s consolidated statements of operations.

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

Recent Pronouncements:

In December 2011, the FASB issued an accounting standard update that requires disclosure of the effect or potential effect of offsetting arrangements on a company’s financial position as well as enhanced disclosure of the rights of setoff associated with a company’s recognized assets and liabilities. In January 2013, the FASB issued another accounting standard update to clarify the scope of the standard issued in December 2011. These accounting standard updates are effective for reporting periods beginning on or after January 1, 2013. The Company does not believe that there will be a material impact on its consolidated financial statements upon the adoption of this guidance.

In July 2012, the FASB issued an accounting standard update intended to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a qualitative assessment to determine whether further impairment testing is necessary. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013. The Company does not believe that there will be a material impact on its consolidated financial statements upon the adoption of this guidance.

2. Business Combinations:

During 2011, the Company completed three business combinations. On March 21, 2011, the Company completed the acquisition of all of the outstanding shares of Accordent Technologies, Inc. (“Accordent”), a privately-held video content management and delivery solutions company. On July 27, 2011, the Company acquired the assets of the Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo Products and Managed Services business. In May 2012, the Company completed the purchase of certain additional equipment from HP Financing Services for approximately $5.0 million that was agreed to in conjunction with the HPVC acquisition. On October 14, 2011, the Company acquired ViVu, Inc. (“ViVu”), a privately-held video collaboration software company. The total net cash paid in 2011 for these business combinations was $163.6 million, plus non-cash consideration of $0.2 million. The Company has included the financial results of Accordent, HPVC and ViVu in its Consolidated Financial Statements from their respective dates of acquisition. Pro forma results of operations for the acquisitions completed during the years have not been presented because the effects of the acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

The following table summarizes the allocation of the total purchase consideration to the assets and liabilities assumed in 2011 as of the acquisition dates (in thousands):

Tangible assets:
Current assets	$8,204
Property and equipment	2,990
Long-term assets	1,257

Total tangible assets acquired	12,451

Liabilities:
Current liabilities	(7,786)
Long-term liabilities	(4,362)

Total liabilities assumed	(12,148)
Fair value of net assets acquired	303
Intangible assets consisting of:
Core and developed technology	20,600
Customer and partner relationships	50,100
Trade name	1,400
In-Process Research and Development (“IPR&D”)	1,400
Other	500
Deferred tax liability	(1,625)
Goodwill	91,159

Total consideration	$163,837

Goodwill is not deductible for tax purposes. The goodwill generated from the Company’s business combinations completed during the year ended December 31, 2011 is primarily attributable to expected synergies. The fair values of intangible assets were calculated based on the income and cost approaches and are being amortized over eight months to six years. The acquisition-related costs were expensed as incurred. In 2012, the Company made adjustments, which were not material, to the preliminary purchase price allocation after giving consideration to final valuation reports and obtaining more information regarding, among other things, asset valuations, liabilities assumed, and revisions of preliminary estimates.

3. Discontinued Operations:

On May 10, 2012, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC, a Delaware limited liability corporation (“Mobile Devices”), pursuant to which the Company would divest its enterprise wireless voice solutions (“EWS”) business to an affiliate of Sun Capital Partners, Inc. On October 22, 2012, the Purchase Agreement was amended (the “Amended Purchase Agreement”). Per the terms of the Amended Purchase Agreement, Mobile Devices would acquire SpectraLink Corporation (“SpectraLink”), a wholly-owned subsidiary of the Company, by purchasing all of the outstanding stock and an intercompany note of SpectraLink from the Company. On December 4, 2012, the Company completed the disposition of the assets of its EWS business to Mobile Devices and received cash consideration of approximately $50.7 million. Additional cash consideration of up to $57.0 million is payable over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. In accordance with accounting guidance, the Company has reported the results of operations and financial position of EWS in discontinued operations within its consolidated statements of operations and balance sheets for all periods presented.

Summarized results from discontinued operations were as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Revenues	$71,133	$93,609	$99,617

Income from discontinued operations	15,973	16,066	3,483
Income tax provision	6,085	6,160	1,729

Net income from discontinued operations	$9,888	$9,906	$1,754

The carrying amounts of the net assets sold at December 4, 2012 were as follows (in thousands):

Assets:
Cash and cash equivalents	$248
Trade receivables, net	7,221
Inventories	12,659
Deferred taxes	(306)
Prepaid expenses and other assets	295
Property and equipment, net	4,301
Goodwill	30,872
Purchased intangibles, net	5,724

Assets held for sale	$61,014

Liabilities:
Accounts payable	$2,318
Accrued payroll and related liabilities	1,877
Deferred revenue	5,044
Other accrued liabilities	1,605
Deferred taxes	1,610

Liabilities held for sale	$12,454

Net assets sold	$48,560

The Company recorded a gain of $35.4 million in 2012 on the sale of discontinued operations (net of taxes) which was calculated as follows (in thousands):

Proceeds received upon close	$50,659
Less: costs incurred directly attributable to the transaction	929

Net proceeds from sale of discontinued operations	49,730
Less: book value of net assets sold	48,560
Less: realization of foreign currency translation adjustment upon sale of foreign EWS subsidiary	1,141

Gain from sale of discontinued operations	29
Income tax benefit	(35,396)

Net gain from sale of discontinued operations	$35,425

See Note 14 of Notes to Consolidated Financial Statements for discussion of income tax benefit on gain from sale of discontinued operations.

4. Accounts Receivable Financing

In 2012, the Company launched a customer financing program and entered into a financing agreement (the “Financing Agreement”) with an unrelated third party financing company. The program offers channel partners, distributors, and resellers direct or indirect financing on their purchases of the Company’s products and services. Pursuant to the terms of the Financing Agreement, the Company transfers accounts receivable from these customers, without recourse, to the financing company. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. If the transaction meets the applicable criteria under ASC 860 and is accounted for as a sale of financial assets, the accounts receivable are excluded from the balance sheet upon the third party financing company’s payment remittance to the Company. In certain legal jurisdictions, the arrangement fees that involve maintenance services or products bundled with maintenance at one price do not qualify as a sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with ASC 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the end-customer remits payment to the third-party financing company.

In 2012, total transactions entered pursuant to the terms of the Financing Agreement were approximately $28.3 million, of which $22.9 million are related to the sale of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of December 31, 2012 was approximately $15.4 million, of which $12.4 million was related to the accounts receivable sold, and is included in “Trade receivables” in the Company’s Consolidated Balance Sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.4 million for the year ended December 31, 2012, and were recorded as a reduction to revenues.

5. Goodwill and Purchased Intangibles:

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. The Company adopted the amended accounting guidance, which permits the Company to choose to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment the Company determines it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

Polycom’s business is organized around four major geographic theaters: North America, Central America/Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”), which are considered its reporting units. In the fourth quarter of 2012 and 2011, the Company performed the qualitative assessment of its four reporting units and concluded that for the four reporting units, performing the two-step impairment test was unnecessary, and no impairment charge was required in 2012 or 2011.

In 2012, each reporting unit had an estimated fair value in excess of its carrying value by more than 50%, based on a valuation of the Company’s reporting segments performed in May 2012 in connection with the announcement of the divestiture of its EWS business. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For the industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry during 2012, where applicable. The Company concluded that each of the reporting unit specific and industry factors had either a positive or neutral impact on the fair value of each of the reporting units. The Company also determined that macroeconomic factors during 2012 did not have a significant impact on the discount rates and growth rates used for the valuation performed.

The following table presents the changes in carrying amount of goodwill in each of the Company’s segments as of December 31, 2012 (in thousands):

	Segments
	Americas	EMEA	APAC	Total
Balance at December 31, 2011	$302,602	$101,193	$148,904	$552,699
Change in fair value of assets acquired and liabilities assumed	166	132	179	477
Foreign currency translation	—	557	86	643

Balance at December 31, 2012	$302,768	$101,882	$149,169	$553,819

The following table presents details of the Company’s total purchased intangible assets as of the following period (in thousands):

	December 31, 2012			December 31, 2011
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$81,178	$(67,514)	$13,664	$79,778	$(59,697)	$20,081
Customer and partner relationships	79,025	(39,578)	39,447	76,925	(30,384)	46,541
Trade name	3,400	(2,746)	654	3,503	(2,358)	1,145
In process research and development	—	—	—	1,400	—	1,400
Other	4,462	(4,162)	300	4,462	(4,125)	337

Finite-lived intangible assets	168,065	(114,000)	54,065	166,068	(96,564)	69,504
Indefinite life trade name	918	—	918	918	—	918

Total	$168,983	$(114,000)	$54,983	$166,986	$(96,564)	$70,422

In 2012, 2011, and 2010, the Company recorded amortization expense related to purchased intangibles of $9.8 million, $5.5 million, and $1.4 million, respectively, which is included in “Amortization of purchased intangibles” in the Consolidated Statements of Operations. In 2012, 2011, and 2010, the Company recorded approximately $7.6 million, $5.7 million, and $2.6 million, respectively, of amortization of purchased intangibles to “Cost of Product Revenues” in the Consolidated Statements of Operations. Amortization of intangibles is not allocated to the Company’s segments.

The Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist. Development on products associated with in-process research and development (“IPR&D”) previously capitalized was completed in 2012 and the underlying products were made available for general release. The associated IPR&D of $1.4 million was reclassified to core and developed technology and is amortized over the estimated lives of the products commencing in 2012.

The Company evaluates its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company performs an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. There were no such impairments recorded during the years ended December 31, 2012, 2011, and 2010.

The estimated future amortization expense of purchased intangible assets as of December 31, 2012 is as follows (in thousands):

Year ending December 31,	Amount
2013	$14,456
2014	13,785
2015	11,501
2016	9,655
2017	4,668

Total	$54,065

6. Balance Sheet Details:

Inventories consist of the following (in thousands):

	December 31,
	2012	2011
Raw materials	$1,871	$2,533
Work in process	799	917
Finished goods	97,290	89,834

	$99,960	$93,284

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2012	2011
Non-trade receivables	$10,463	$9,488
Prepaid expenses	38,404	31,922
Derivative assets	4,158	9,216
Other current assets	2,429	615

	$55,454	$51,241

Property and equipment, net, consist of the following (in thousands):

		December 31,
	Estimated useful Life	2012	2011
Computer equipment and software	3 to 5 years	$241,642	$217,124
Equipment, furniture and fixtures	1 to 7 years	101,784	87,577
Tooling equipment	3 years	18,544	17,726
Leasehold improvements	3 to 13 years	59,931	50,275

		421,901	372,702
Less: Accumulated depreciation and amortization		(288,582)	(245,818)

		$133,319	$126,884

Deferred revenues consist of the following (in thousands):

	December 31,
	2012	2011
Short-term:
Service	$156,487	$136,512
Product	595	574
License	1,400	1,400

	$158,482	$138,486

Long-term:
Service	$85,286	$75,666
Product	—	57
License	5,775	7,175

	$91,061	$82,898

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Accrued expenses	$19,165	$15,496
Accrued co-op expenses	4,571	4,862
Restructuring reserves	5,347	3,150
Warranty obligations	10,475	10,577
Derivative liability	3,273	4,609
Employee stock purchase plan withholding	10,186	11,116
Other accrued liabilities	10,001	9,478

	$63,018	$59,288

7. Restructuring Costs:

In 2012, 2011, and 2010, the Company recorded $22.0 million, $9.4 million, and $8.1 million, respectively, related to restructuring actions that included the elimination or relocation of various positions and the consolidation and elimination of certain facilities. These actions are generally intended to streamline and focus the Company’s efforts and more properly align the Company’s cost structure with its projected future revenue streams.

The following table summarizes the activity of the Company’s restructuring reserves (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2009	$4,697	$1,086	$5,783
Additions to the reserve	8,139	—	8,139
Cash payments and other usage	(10,312)	(389)	(10,701)

Balance at December 31, 2010	2,524	697	3,221
Additions to the reserve	8,698	698	9,396
Cash payments and other usage	(8,736)	(941)	(9,677)

Balance at December 31, 2011	$2,486	$454	$2,940
Additions to the reserve	13,090	11,730	24,820
Non-cash write-off of leasehold improvements	—	(2,796)	(2,796)
Cash payments and other usage	(14,214)	(1,924)	(16,138)

Balance at December 31, 2012	$1,362	$7,464	$8,826

During 2012 management completed the consolidation and elimination of certain facilities in order to gain efficiencies, including the combination of its headquarters in San Jose and Santa Clara, California into one new location in San Jose, California. As a result, the Company recorded approximately $11.7 million in restructuring charges related to idle facilities in 2012. Additions to the reserve include $2.8 million of deferred rent that was expensed in prior periods. Additionally, the Company recorded approximately $13.1 million of charges, primarily for severance and other employee benefits, related to restructuring actions approved by management in October 2011 and July 2012. The action plan approved in July 2012 resulted in the elimination of approximately four percent of our global workforce, enabling the Company to focus resources on its product development and product launch initiatives.

During 2011 management completed the consolidation of its Colorado facilities and began the transition of certain engineering and product management and related support functions in its Andover, Massachusetts facility to other locations in order to achieve efficiencies. Restructuring charges relating to these actions primarily included costs for idle facilities and, to a lesser extent, severance and relocation costs for impacted individuals. Additionally, in October 2011, management committed to a restructuring plan designed to better align and allocate resources to more strategic growth areas of the business. These actions were primarily related to the reorganization of its global go-to-market and other organizations. The restructuring plan resulted in the elimination of approximately seven percent of its global workforce with the majority of the reductions taking effect in the fourth quarter of 2011 and first quarter of 2012, enabling the creation of new positions that better aligned with its strategic initiatives. In 2011, the Company recorded approximately $8.7 million of restructuring expenses related to severance and other employee benefits and $0.7 million related to idle facilities.

During 2010, the Company committed to several restructuring plans to eliminate, relocate positions, or to enable the hiring of additional positions to better align with the execution of its strategic initiatives. The restructuring plans included the elimination of approximately two percent of its global workforce. As a result of the actions taken in 2010, the Company recorded restructuring charges of $8.1 million during 2010. These restructuring costs were primarily related to severance and other employee termination benefits.

As of December 31, 2012, the restructuring reserve is primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections and estimated sublease income. Discount rates, cash flow projections and sublease assumptions involve significant judgment, and are based on management’s estimate of current and forecasted market conditions and are the most sensitive and susceptible to change.

8. Investments and Fair Value Measurements:

The Company had cash and cash equivalents of $477.1 million and $375.2 million at December 31, 2012 and 2011, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At December 31, 2012, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows: (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2012:
Investments—Short-term:
U.S. government securities	$24,205	$3	$—	$24,208
U.S. government agency securities	101,036	39	(5)	101,070
Non-U.S. government securities	1,527	—	—	1,527
Corporate debt securities	70,386	20	(15)	70,391

Total investments – short-term	$197,154	$62	$(20)	$197,196

Investments—Long-term:
U.S. government securities	$6,396	$4	$—	$6,400
U.S. government agency securities	22,145	17	(2)	22,160
Non-U.S. government securities	422	—	—	422
Corporate debt securities	21,368	—	(17)	21,351

Total investments – long-term	$50,331	$21	$(19)	$50,333

Balances at December 31, 2011:
Investments—Short-term:
U.S. government securities	$15,135	$3	$—	$15,138
U.S. government agency securities	79,299	33	(4)	79,328
Non-U.S. government securities	1,724	2	(1)	1,725
Corporate debt securities	63,204	42	(11)	63,235

Total investments – short-term	$159,362	$80	$(16)	$159,426

Investments—Long-term:
U.S. government securities	$11,455	$—	$(2)	$11,453
U.S. government agency securities	34,506	10	(4)	34,512
Non-U.S. government securities	—	—	—	—
Corporate debt securities	10,835	2	(30)	10,807

Total investments – long-term	$56,796	$12	$(36)	$56,772

As of December 31, 2012, the Company’s total cash and cash equivalents and investments held in the United States totaled $302.8 million with the remaining $421.8 million held by various foreign subsidiaries outside of the United States.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those securities that are categorized as cash equivalents, with unrealized losses, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2012:
U.S. government agency securities	21,768	(7)	—	—	21,768	(7)
Corporate debt and equity securities	43,743	(32)	1,999	—	45,742	(32)

Total investments	$65,511	$(39)	$1,999	$—	$67,510	$(39)

December 31, 2011:
U.S. government securities	$15,222	$(2)	$—	$—	$15,222	$(2)
U.S. government agency securities	32,790	(8)	—	—	32,790	(8)
Non-U.S. government securities	5,054	(3)	—	—	5,054	(3)
Corporate debt and equity securities	29,511	(42)	—	—	29,511	(42)

Total investments	$82,577	$(55)	$—	$—	$82,577	$(55)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. During the year ended December 31, 2010, as a result of its change in strategy with respect to its capital gains program, the Company determined that certain corporate preferred equity securities were other-than temporarily impaired, which resulted in a write-down of approximately $6.5 million. The Company concluded that the impairment was other-than-temporary based upon the Company’s decision to liquidate the securities in a relatively short period of time and an assessment of the individual holdings. The Company fully liquidated these investments during 2010 at an actual loss of $5.7 million from their original cost, resulting in a realized gain of $0.8 million on the new cost basis of these investments. There were no such impairments during 2012 and 2011. As of December 31, 2012 and 2011, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage and are written down to their estimated net realizable value when indications exist that these investments have been impaired. These investments are recorded in “Other assets” in the Company’s Consolidated Balance Sheets totaled $2.0 million as of both December 31, 2012 and 2011.

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

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices for identical assets in active markets include money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.

As of December 31, 2012, the Company’s fixed income available-for-sale securities include U.S. Treasury securities and other government agencies (61%), corporate bonds (23%), commercial paper (15%), non-U.S. government securities (1%), and money market funds (0%). Included in available-for-sale securities is approximately $13.0 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at December 31, 2012 (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities(a)	$260,792	$795	$259,997
Foreign currency forward contracts(b)	$4,158	$—	$4,158
Liabilities:
Foreign currency forward contracts(c)	$3,273	$—	$3,273

(a)	Included in cash and cash equivalents and short and long-term investments on the Company’s consolidated balance sheets.
(b)	Included in short term derivative asset as prepaid expenses and other current assets on the Company’s consolidated balance sheets.
(c)	Included in short term derivative liability as other accrued liabilities on the Company’s consolidated balance sheets.

In 2012, there were no transfers between the different levels of fair value measurements.

9. Business Risks and Credit Concentration:

The Company sells products and services which serve the communications equipment market globally. Substantially all of the Company’s revenues are derived from sales of its products and their related services. A substantial majority of the Company’s revenue is from value-added resellers, distributors and service providers. In 2012, 2011 and 2010, one channel partner, ScanSource Communications, accounted for 14% of the Company’s total net revenues. Any factors adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance. In particular, economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which the Company operates. As its business has grown, the Company has become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for its products, longer sales cycles, the deferral or delay of purchase commitments for its products, and increased competition. These factors have adversely impacted the Company’s operating results in prior periods. Global economic concerns such as the varying pace of global economic recovery and the recent sovereign debt crisis continue to create uncertainty and unpredictability which cause the Company to continue to be cautious about its future outlook. A global economic downturn would negatively impact technology spending for the Company’s products and services and could materially adversely affect its business, operating results and financial condition.

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

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The Company’s credit risk may increase with the expansion of Polycom’s product offerings as customers place larger orders for initial stocking orders and its growth in emerging markets. There can be no assurance that the Company’s credit loss experience will remain at or near historical levels. At December 31, 2012 and 2011, no single customer accounted for more than 10% of gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. There were no such charges in 2012, 2011, and 2010.

10. Commitments and Contingencies:

Litigation and Settlement Agreements:

From time to time, the Company is involved in other claims and legal proceedings that arise in the ordinary course of business. The Company expects that the number and significance of these matters will increase as business expands. In particular, the Company expects to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data, and web conferencing products overlap. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record the amount of the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, liquidity and results of operations for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Standby Letters of Credit:

The Company has standby letters of credit totaling approximately $7.6 million and $2.3 million at December 31, 2012 and 2011, respectively.

License Agreements:

The Company enters into various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2013 and 2023. As of December 31, 2012, the following future minimum lease payments are due under the current lease obligations (in thousands). There were no sublease assumptions included in the future minimum lease payments. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance.

Minimum Lease Payments
Year Ending December 31,
2013	$26,090
2014	29,783
2015	24,298
2016	20,554
2017	17,249
Thereafter	53,867

Total payments	$171,841

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2012, 2011, and 2010 was $32.8 million, $28.5 million, and $23.3 million, respectively. The difference between the monthly contractual rental payment and the straight-line monthly lease obligation for a multi-year lease agreement is accounted for as a deferred lease obligation. The short-term deferred lease obligation included in other accrued liabilities was less than $0.1 million and $1.0 million as of December 31, 2012 and 2011, respectively. The long-term deferred lease obligation included in other long-term liabilities was $11.3 million and $5.3 million as of December 31, 2012 and 2011, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or when any of these leases expire, the Company may incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs cannot be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company. However, the Company does not believe that these costs would be significant.

11. Foreign Currency Derivatives:

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities monthly, primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds, Israeli Shekels, Brazilian Reais, Japanese Yen, and Mexican Pesos.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2012 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	2,252	$1,102	Buy	—	$—	—
Brazilian Real	4,335	$2,067	Sell	—	$—	—
British Pound	3,099	$5,002	Buy	4,796	$7,468	Buy
British Pound	4,743	$7,680	Sell	6,732	$10,521	Sell
Euro	40,330	$52,947	Buy	6,023	$7,835	Buy
Euro	56,156	$73,472	Sell	38,193	$50,224	Sell
Israeli Shekel	5,608	$1,502	Buy	26,143	$6,815	Buy
Israeli Shekel	21,757	$5,789	Sell	—	$—	—
Japanese Yen	209,470	$2,423	Buy	—	$—	—
Japanese Yen	416,014	$4,929	Sell	—	$—	—
Mexican Peso	6,591	$508	Buy	—	$—	—
Mexican Peso	12,769	$982	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the consolidated statement of operations for the twelve months ended December 31, 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Interest and other income (expense), net	$(412)

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

To receive hedge accounting treatment, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in accumulated other comprehensive income (loss) until they are reclassified to revenue, cost of goods sold, or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded to interest and other income (expense), net over the life of the contract together with any ineffective portion of the hedge.

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the consolidated statements of operations for the twelve months ended December 31, 2012 and 2011 (in thousands):

	Year Ended December 31, 2012
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing(a)
Foreign exchange contracts	$1,018	Product revenues	$7,133	Interest and other income (expense), net	$42
Foreign exchange contracts		Cost of revenues	(607)
Foreign exchange contracts		Sales and marketing	(974)
Foreign exchange contracts		Research and development	(774)
Foreign exchange contracts		General and administrative	(1,044)

Total	$1,018		$3,734		$42

	Year Ended December 31, 2011
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing(a)
Foreign exchange contracts	$1,444	Product revenues	$(7,113)	Interest and other income (expense), net	$(378)
Foreign exchange contracts		Cost of revenues	388
Foreign exchange contracts		Sales and marketing	2,979
Foreign exchange contracts		Research and development	493
Foreign exchange contracts		General and administrative	393

Total	$1,444		$(2,860)		$(378)

(a)	For the year ended December 31, 2012, the loss recorded for the ineffective portion and the gain recorded for the excluded time value portion of the hedge was immaterial. For the year ended December 31, 2011, no gain/loss was recorded for the ineffective portion and an approximately $0.4 million of loss was recorded for the excluded time value portion of the hedge.

As of December 31, 2012, the Company estimated all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

The following table summarizes the derivative-related activity in accumulated other comprehensive income (loss) (in thousands and not tax-effected):

	Year Ended December 31,
	2012	2011
Beginning balance	$3,730	$(574)
Net gains/losses reclassified into earnings for revenue hedges	(7,133)	7,113
Net gains/losses reclassified into earnings for expense hedges	3,399	(4,253)
Net change in fair value of cash flow hedges	1,018	1,444

Ending balance	$1,014	$3,730

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the years ended December 31, 2012 and 2011, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2012 of the outstanding cash flow hedges, all of which are carried at fair value on the balance sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Euro	—	$—	—	26,480	$34,258	Buy
Euro	—	$—	—	44,281	$57,951	Sell
British Pound	—	$—	—	21,128	$33,441	Buy
British Pound	—	$—	—	20,840	$33,031	Sell
Israeli Shekel	—	$—	—	75,165	$18,998	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of December 31, 2012. See Note 8 of Notes to Consolidated Financial Statements for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the Consolidated Financial Statements on a recurring basis. The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the consolidated balance sheets as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012		December 31, 2011
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets(a):
Foreign exchange contracts	$2,992	$1,166	$7,345	$1,871
Derivative liabilities(b):
Foreign exchange contracts	$1,760	$1,513	$3,796	$813

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the consolidated balance sheets.

12. Stockholders’ Equity:

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

Under the terms of the 2004 Plan and the 2011 Plan, options may not be granted at prices lower than fair market value at the date of grant. Options granted expire between seven and ten years from the date of grant and are only exercisable upon vesting. The Company settles employee stock option exercises with newly issued common shares. In 2012, the Company granted 479,571 non-qualified stock option shares to certain employees. Per the terms of the option grant, 50% of the options vest on the one year anniversary of the grant date and the remaining 50% will vest on the second anniversary of the grant date. The weighted-average estimated fair value of non-qualified stock options granted in 2012 was $4.45 per share. There were no options granted in 2011 and 2010.

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

During 2012 and 2011, the Company granted performance shares to certain employees and executives which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the NASDAQ Composite Index. Such performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. Prior to 2011, the Company granted performance shares which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the Russell 2000 Index. Such performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to two hundred percent (200%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index or Russell 2000 Index companies, as applicable, over each performance period.

During 2010, the Company granted 189,000 performance shares at a weighted average fair value of $11.37 per share, as adjusted for the stock split, which is based on the closing market price of the Company’s common stock on the date of the award. The performance shares contain a performance condition based on attaining pre-defined gross margin dollar goals for calendar 2010. These performance shares, as adjusted for actual forfeitures, were fully vested and issued during the first quarter of 2011. The Company did not issue similar performance shares for any periods during 2012 and 2011.

The Company also granted restricted stock units during the year ended December 31, 2012, 2011 and 2010. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method.

During 2012, 2011, and 2010, the Company granted non-employee directors annual awards of restricted stock units. The awards vest quarterly over one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

Activity under the above plans for the year ended December 31, 2012 was as follows:

	Shares Available for Grant(1)	Outstanding Options			Aggregate Intrinsic Value (in thousands)
		Number of Shares	Weighted Avg Exercise Price	Weighted Avg Contractual Term (Years)
Balances, December 31, 2011	18,847,440	1,736,917	$11.34
Performance shares granted	(3,413,784)	—	—
Performance shares forfeited	1,152,371	—	—
Restricted stock units granted	(8,713,197)	—	—
Restricted stock units forfeited	1,675,160	—	—
Options granted	(479,571)	479,571	$4.45
Options exercised	—	(612,733)	$8.70
Options forfeited	163,622	(163,622)	$10.28
Options expired	(2,030)	—	—

Balances, December 31, 2012	9,230,011	1,440,133	$12.68

Options vested and expected to vest as of December 31, 2012(2)	—	1,398,570	$12.71	2.77	$177

(1)	For purposes of this table, shares are counted on a fungible basis for full value award activity.
(2)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $3.1 million, $19.3 million and $31.7 million, respectively.

As of December 31, 2012, 2011, and 2010, 963,873, 1,644,733, and 3,305,550 outstanding options were exercisable at a weighted average exercise price of $13.22, $11.37, and $12.32, respectively, as adjusted for the stock split.

The options outstanding and currently exercisable by exercise price at December 31, 2012, as adjusted for the stock split, are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75-$10.46	147,751	0.39	$9.23	145,639		$9.35
$10.49-$10.55	8,588	0.22	$10.52	8,588		$10.52
$10.67-$10.67	150,000	0.40	$10.67	150,000		$10.67
$10.86-$11.29	43,626	0.40	$11.18	43,626		$11.18
$11.61-$11.61	444,618	6.32	$11.61	—		$—
$11.67-$11.67	10,863	2.34	$11.67	10,863		$11.67
$11.80-$11.80	216,843	3.24	$11.80	187,676		$11.80
$13.63-$16.65	198,732	1.32	$15.45	198,732		$15.45
$17.10-$17.10	60,000	0.35	$17.10	60,000		$17.10
$17.42-$17.42	159,112	1.10	$17.42	158,749		$17.42

	1,440,133	2.87	$12.68	963,873	1.25	$13.22

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2012 was approximately $182,000 and $162,000, respectively.

As of December 31, 2012, total compensation cost related to nonvested stock options not yet recognized was $1.0 million, which is expected to be recognized over the next 11 months on a weighted-average basis.

The following information summarizes the changes in unvested performance shares and restricted stock units and non-employee director restricted stock units for 2012:

	Number of Shares(1)	Weighted Avg Grant Date Fair Value
Unvested shares at December 31, 2011	5,686,971	$19.28
Performance shares granted	1,865,456	$16.95
Restricted stock units granted(2)	4,761,310	$15.12
Performance shares vested and issued	(591,425)	$20.41
Restricted stock units vested and issued	(1,871,705)	$16.72
Performance shares forfeited	(629,711)	$18.92
Restricted stock units forfeited	(915,388)	$18.18

Unvested shares at December 31, 2012	8,305,508	$17.03

(1)	For purposes of this table, shares are counted on a one-for-one basis, not on a fungible share counting basis.
(2)	Includes 120,000 restricted stock units granted to non-employee directors.

As of December 31, 2012, there was approximately $74.0 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted-average period of 14 months. The total fair value of shares vested in 2012, 2011, and 2010 was $43.4 million, $36.6 million, and $32.5 million, respectively.

Employee Stock Purchase Plan:

During the third quarter of 2011, the Company revised the administration of its Employee Stock Purchase Plan (“ESPP”) from a six-month offering and purchase period to a two-year offering period with four six-month purchase periods. Under the current Employee Stock Purchase Plan, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase period (each January and July). Participants lock in a purchase price per share at the beginning of the offering period upon plan enrollment. If the stock price on any subsequent offering period enrollment date is less than the lock-in price, the ESPP plan has a reset feature that automatically withdraws and re-enrolls participants into a new two-year offering period. Shares are purchased through employees’ payroll deductions, currently up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock in any one calendar year period, or 10,000 shares of common stock on any one purchase date. The Company has reserved 22 million shares of common stock for issuance under the plan including seven million shares approved by shareholders in May 2011, as adjusted for the two-for-one stock split. During 2012, 2011, and 2010, 1,867,683 shares, 1,143,614 shares and 1,312,290 shares were purchased at average per share prices of $11.24, $15.19, and $9.65, respectively, as adjusted for the stock split.

During the three months ended March 31, 2012 and September 30, 2012, the Company modified the terms of certain existing awards under its ESPP as a result of the reset feature of the ESPP plan, and incurred a resultant cumulative $20.6 million of incremental expenses to be recognized over the vesting term. Approximately $10.2 million of the incremental expense was recognized in 2012. There was no such modification in 2011 and 2010.

Valuation and Expense Information

The following table summarizes stock-based compensation expense recorded and its allocation within the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cost of sales—product	$3,593	$2,501	$2,343
Cost of sales—service	6,611	3,766	3,800

Stock-based compensation expense included in cost of sales	10,204	6,267	6,143

Sales and marketing	36,791	27,022	25,231
Research and development	20,195	14,850	9,721
General and administrative	21,571	15,714	12,787

Stock-based compensation expense included in operating expenses	78,557	57,586	47,739

Stock-based compensation expense related to employee equity awards and employee stock purchases	88,761	63,853	53,882
Tax benefit	21,880	5,134	8,312

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$66,881	$58,719	$45,570

Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level. The Company elected not to capitalize any stock-based compensation during the years ended December 31, 2012, 2011, and 2010 due to these amounts being immaterial.

Valuation Assumptions:

The Company did not grant any stock options during the fiscal years ended December 31, 2011 and 2010. During the fiscal year ended December 31, 2012, the Company granted 479,571 stock options, with a weighted-average estimated fair value of $4.45 per share. The fair values of these options were estimated on the date of grant using the Black-Scholes option valuation model for the year ended December 31, 2012 using the following assumptions:

2012
Expected volatility	51.24%
Risk-free interest rate	0.5%
Expected dividends	—%
Expected life (yrs)	3.70

The weighted-average estimated fair value of employee stock purchase rights granted pursuant to the Employee Stock Purchase Plan during the years ended December 31, 2012, 2011, and 2010 was $4.66 per share, $7.82 per share, and $3.42 per share, respectively. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting attribution method with the following weighted-average assumptions:

	2012	2011	2010
Expected volatility	48.27-61.78%	39.57%	38.23%
Risk-free interest rate	0.09-0.24%	0.24%	0.19%
Expected dividends	—%	—%	—%
Expected life (yrs)	0.5-2.0	1.03	0.50

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

Share Repurchase Program:

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the years ended December 31, 2012 and 2011, the Company purchased 5.1 million shares and 2.0 million shares, respectively, of common stock in the open market for cash of $55.0 million and $40.0 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over the fair value based on the calculated average price in equity is recorded as a charge to retained earnings. The Board of Directors approved an increase in the current share repurchase authorization to include the $49.7 million of net proceeds from the sale of the EWS business completed in December 2012. As such, as of December 31, 2012, the Company was authorized to purchase up to an additional $72.8 million of shares in the open market under the current share repurchase plan.

Accumulated Other Comprehensive Income, net of tax (in thousands):

Accumulated other comprehensive income is comprised of the following:

	December 31,
	2012	2011
Foreign currency translation	$3,180	$1,841
Unrealized gains on investments	2	39
Unrealized gains on hedging securities	1,014	3,730

Accumulated other comprehensive income	$4,196	$5,610

The tax effects were not shown separately, as the impacts were not material.

13. Employee Benefits Plans:

401(k) Plans:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, the lesser of 60% of their eligible compensation or $17,000 in 2012, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For the 2012, 2011, and 2010 fiscal years, the maximum Company cash match was $2,000 per participating employee per year. The Polycom 401(k) Plan provides that employees who are projected to be age 50 or older by the end of each year and have elected to contribute to the Polycom 401(k) Plan may also make a catch-up contribution of up to $5,500.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $3.0 million, $3.0 million, and $2.4 million in 2012, 2011, and 2010, respectively.

14. Income Taxes:

Income tax expense consists of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Income tax expense from continuing operations:
Current
Federal	$43,249	$2,902	$9,565
State	3,192	2,185	2,140
Foreign	9,488	6,445	3,423

	55,929	11,532	15,128

Deferred
Federal	(13,372)	(3,528)	(4,508)
State	(1,308)	433	237
Foreign	(3,193)	(3,191)	1,302

	(17,873)	(6,286)	(2,969)

Total income tax expense from continuing operations	$38,056	$5,246	$12,159

Income tax (benefit) expense from discontinued operations	$(29,311)	$6,160	$1,729

Included in income tax (benefit) expense from discontinued operations in 2012 is a tax benefit of $35.4 million recorded on the sale of the Company’s EWS business, as discussed in Note 3.

Income from continuing operations before income taxes is categorized geographically as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$(37,025)	$25,394	$34,411
Foreign	39,523	105,760	44,403

Total income from continuing operations before income taxes	$2,498	$131,154	$78,814

The Company’s tax provision from continuing operations differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Federal tax at statutory rate	$874	$45,904	$27,585
State taxes, net of federal benefit	2,263	2,618	2,227
Non-deductible share based compensation	6,143	3,467	2,493
Foreign income at tax rates different than U.S. rates	(10,176)	(37,980)	(13,713)
Changes in reserves for uncertain tax positions	(3,926)	(8,852)	(4,875)
Research and development tax credit	(268)	(3,008)	(1,736)
Domestic production activities deduction	(1,136)	(574)	(649)
Gain on intercompany debt	36,163	—	—
Non-deductible executive compensation	358	438	203
Subpart F income	657	657	133
Non-deductible acquisition and divestiture costs	4,782	1,025	—
Sale of intellectual property	2,356	1,424	—
Foreign tax credit	(264)	(211)	(157)
Other	230	338	648

Tax provision	$38,056	$5,246	$12,159

As of December 31, 2012, the Company has effectively completed the first phase of a global restructuring project affecting the existing legal entity structure that is designed to accommodate the trend towards more software and virtual based solutions versus a traditional hardware distribution model. As part of the restructuring, $38.8 million in federal and state taxes were recorded on the financing of the global restructuring.

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2012	2011
Property and equipment, net, principally due to differences in depreciation	$8,208	$7,004
Capitalized research and development costs	504	120
Inventory	5,887	6,114
Restructuring reserves	2,851	1,025
Deferred revenue	13,964	9,400
Other reserves	16,417	11,372
Share-based compensation	20,065	14,551
Net operating and capital loss carryforwards	3,302	6,406
Tax credit carryforwards	12,977	12,013
Investments	25	736

Deferred tax asset	84,200	68,741
Acquired intangibles	(3,952)	(5,362)

Net deferred tax asset	$80,248	$63,379
Valuation allowance	(3,161)	(3,301)

Net deferred tax asset, net of valuation allowance	$77,087	$60,078

As of December 31, 2012, the Company had approximately $1.9 million in tax effected net operating losses, $1.4 million in tax effected capital loss carryforwards and $13.0 million in tax effected credit carryforwards. The capital and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2015. Included in the net deferred tax asset balance is a $3.2 million valuation allowance recorded related primarily to research credits in a jurisdiction with a history of credits in excess of taxable profits.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2012, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $320.0 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $5.1 million, $13.7 million, and $10.4 million for the twelve months ended December 31, 2012, 2011, and 2010, respectively.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the Company is eligible for significant tax rate reductions following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The tax rates for 2012, 2011 and 2010 were 5.0%, 3.8% and 6.6%, respectively. The tax rate reduction is currently effective through 2014 and the Company expects to reapply for subsequent periods after expiration. The Company realized tax savings of $4.8 million in 2012 ($0.03 per diluted share), $5.2 million in 2011($0.03 per diluted share) and $0.3 million in 2010. The tax holiday in Israel did not have a material impact on earnings per share in 2010. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959.

Effective 2008, the Company has been granted a beneficial tax status by the Singapore Economic Development Board for income earned in Singapore. Under the terms, the Company is eligible for a tax rate reduction from 17% to 10% on qualified income. The reduced tax rate is conditional upon fulfillment of the terms stipulated by the Singapore Economic Development Board and is currently effective through 2013. The Company expects to reapply for subsequent periods after expiration. The tax savings realized were $0.6 million in 2012, and $0.5 million in 2011. There were no tax savings in 2010. The tax holiday in Singapore did not have a material impact on earnings per share.

In addition, beginning in 2008, the Company’s subsidiary in China was granted High-New Technology Enterprise (“HNTE”) Recognition under which the Company’s tax rate is reduced from 25% to 15%. The tax savings realized were $0.7 million in 2011 and $0.4 million in 2010. There were no tax savings in 2012. Also in 2008, the Company’s subsidiary in Thailand was granted Regional Headquarters Status (“RHS”) and the tax rate was reduced from 30% to 10%. The associated tax savings was $0.5 million in both 2012 and 2011, and $0.6 million for 2010. The beneficial tax status for both China and Thailand will remain in effect as long as the Company meets the statutory requirements for qualification. The tax holidays in China and Thailand do not have a material impact on earnings per share.

In 2012, the Company recorded reserve reductions of $10.0 million, $0.8 million of which was paid in settlement of a multi-year state tax audit, and $5.7 million of which was due to a reduction in unrecognized tax benefits for research credits from acquired companies. The expiration of statutes of limitation in both the U.S. and foreign jurisdictions also resulted in reserve releases of $3.5million.

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

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated (in thousands):

	December 31,
	2012	2011	2010
Beginning balance	$32,408	$36,923	$44,365
Additions based on tax positions taken during a prior period	304	1,130	291
Reductions based on tax positions taken during a prior period	(5,690)	(415)	(4,134)
Additions based on tax positions taken during the current period	310	2,411	727
Reductions related to settlement of tax matters	(807)	(6,873)	(2,266)
Reductions related to a lapse of applicable statute of limitations	(3,476)	(768)	(2,060)

Ending balance	$23,049	$32,408	$36,923

Included in the balance as of December 31, 2012 is $23.0 million of unrecognized tax benefits which would affect income tax expense if recognized.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, respectively, the Company had approximately $1.5 million and $2.0 million of accrued interest and penalties related to uncertain tax positions.

By the end of 2012, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations or the resolutions of ongoing audits in various jurisdictions. The Company anticipates that the reduction in 2013 will approximate $2.5 million and the reserve releases would be recorded as adjustments to tax expense in the period released.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2009. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2006 except Hong Kong and Singapore which have been concluded for years through 2005; Brazil, China, Germany, Switzerland, and Israel which have been concluded for years through 2007 and France and the United Kingdom which have been concluded for years through 2008.

15. Business Segment Information:

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

Financial information for each reportable geographical segment as of and for the fiscal years ended December 31, 2012, 2011, and 2010, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), is as follows (in thousands) :

	Americas	EMEA	APAC	Total
2012:
Revenue*	$689,099	$345,723	$357,806	$1,392,628
% of total revenue	49%	25%	26%	100%
Contribution margin	273,937	142,915	150,962	567,814
% of segment revenue	40%	41%	42%	41%

2011:
Revenue*	$693,288	$347,703	$361,198	$1,402,189
% of total revenue	49%	25%	26%	100%
Contribution margin	280,259	141,421	175,242	596,922
% of segment revenue	40%	41%	49%	43%

2010:
Revenue*	$586,475	$274,228	$258,169	$1,118,872
% of total revenue	52%	25%	23%	100%
Contribution margin	231,898	95,178	117,679	444,755
% of segment revenue	40%	35%	46%	40%

At December 31, 2012:
Gross accounts receivable	100,494	67,529	71,128	239,151
% of total gross accounts receivable	42%	28%	30%	100%
At December 31, 2011:
Gross accounts receivable	96,318	77,975	71,659	245,952
% of total gross accounts receivable	39%	32%	29%	100%
At December 31, 2010:
Gross accounts receivable	76,506	56,270	44,734	177,510
% of total gross accounts receivable	43%	32%	25%	100%

*	The United States and China, individually, accounted for more than 10% of the Company’s revenues in 2012 and 2011 . The United States accounted for more than 10% of the Company’s revenues in 2010. Net revenues in the United States were $583.0 million, $593.6 million, and $500.6 million for the years ended December 31, 2012, 2011, and 2010, respectively. Net revenues in China were $159.3 million and $161.5 million for the years ended December 31, 2012 and 2011, respectively.

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Segment contribution margin	$567,814	$596,922	$444,755
Corporate and unallocated costs	(417,300)	(367,860)	(286,222)
Stock-based compensation	(88,761)	(63,853)	(53,882)
Effect of stock-based compensation cost on warranty expense	(669)	(546)	(467)
Acquisition related-costs	(14,064)	(9,688)	—
Officer severance & CEO transition related costs	(1,165)	(1,552)	(4,134)
Amortization of purchased intangibles	(17,465)	(11,201)	(4,000)
Restructuring costs	(22,024)	(9,396)	(8,139)
Litigation reserves and payments	—	—	(1,235)
Losses on investments, net	—	(79)	(5,324)
Interest and other income (expense), net	(3,868)	(1,593)	(2,538)

Total income before provision for income taxes	$2,498	$131,154	$78,814

	Year Ended December 31,
	2012	2011	2010
Gross accounts receivables	$239,151	$245,952	$177,510
Returns and related reserves	(41,576)	(33,416)	(29,438)
Allowance for doubtful accounts	(2,921)	(1,732)	(1,844)

Total trade receivables, net	$194,654	$210,804	$146,228

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Year ended December 31,
	2012	2011	2010
Net Revenues:
UC group systems	$956,153	$971,753	$795,807
UC personal devices	180,939	175,673	139,449
UC platform	255,536	254,763	183,616

Total	$1,392,628	$1,402,189	$1,118,872

During 2012, 2011, and 2010, one customer from the Americas segment, ScanSource Communications, accounted for 14% of the Company’s revenues.

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2012	2011
United States	$89,830	$82,053
EMEA	15,148	18,843
APAC	26,408	22,983
Other	1,933	3,005

Total	$133,319	$126,884

No one country outside of the United States has more than 10% of total net fixed assets as of December 31, 2012 and 2011.

16. Net Income Per Share Disclosures:

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands, except per share amounts), as adjusted for the stock split:

	Year ended December 31,
	2012	2011	2010
Numerator—basic and diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(35,558)	$125,908	$66,655
Income from discontinued operations, net of taxes	9,888	9,906	1,754
Gain from sale of discontinued operations, net of taxes	35,425	—	—

Net income	$9,755	$135,814	$68,409

Denominator—basic net income (loss) per share:
Weighted average common stock outstanding	176,878	176,426	170,662

Total shares used in calculation of basic net income per share	176,878	176,426	170,662

Basic net income per share:
Net income (loss) per share from continuing operations	$(0.20)	$0.71	$0.39
Income from discontinued operations, net of taxes	0.06	0.06	0.01
Gain from sale of discontinued operations, net of taxes	0.20	—	—

Basic net income per share	$0.06	$0.77	$0.40

Denominator—diluted net income per share:
Denominator—shares used in calculation of basic net income per share	176,878	176,426	170,662
Effect of dilutive securities:
Common stock options and awards	—	4,769	5,708

Total shares used in calculation of diluted net income per share	176,878	181,195	176,370

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.20)	$0.69	$0.38
Income from discontinued operations, net of taxes	0.06	0.05	0.01
Gain from sale of discontinued operations, net of taxes	0.20	—	—

Diluted net income per share	$0.06	$0.75	$0.39

In 2012, 2011, and 2010, approximately 2,930,515, 0, and 1,565,390 shares, as adjusted for the stock split, respectively, relating to potentially dilutive securities, primarily from common stock awards and stock options, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive. Further, as a result of the net loss from continuing operations in 2012, 2,067,069 shares of potentially issuable common shares, in addition to the aforementioned shares, have been excluded from the diluted shares used in the computation of earnings per share for 2012 as their effect was anti-dilutive. There were no such shares being excluded for 2011 and 2010.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2012				2011
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenue	$353,026	$335,392	$358,500	$345,710	$386,230	$355,266	$340,568	$320,125
Gross profit	$206,816	$196,358	$213,922	$206,336	$233,960	$214,541	$210,977	$198,786
Net income (loss) from continuing operations	$(35,408)	$(14,731)	$2,232	$12,349	$45,730	$19,576	$26,164	$34,438
Net income (loss) from operations of discontinued operations	$2,178	$645	$4,313	$2,752	$3,843	$4,144	$2,379	$(460)
Net gain from sale of discontinued operations	$35,425	$—	$—	$—	$—	$—	$—	$—
Net income (loss)	$2,195	$(14,086)	$6,545	$15,101	$49,573	$23,720	$28,543	$33,978

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.20)	$(0.08)	$0.01	$0.07	$0.26	$0.11	$0.15	$0.20
Net income (loss) per share from operations of discontinued operations	$0.01	$0.00	$0.02	$0.02	$0.02	$0.02	$0.01	$0.00
Net gain per share from operations of discontinued operations	$0.20	$—	$—	$—	$—	$—	$—	$—
Basic net income (loss) per share	$0.01	$(0.08)	$0.04	$0.09	$0.28	$0.13	$0.16	$0.19

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.20)	$(0.08)	$0.01	$0.07	$0.26	$0.11	$0.14	$0.19
Net income (loss) per share from operations of discontinued operations	$0.01	$0.00	$0.02	$0.02	$0.02	$0.02	$0.01	$0.00
Net gain per share from operations of discontinued operations	$0.20	$—	$—	$—	$—	$—	$—	$—
Diluted net income (loss) per share	$0.01	$(0.08)	$0.04	$0.08	$0.28	$0.13	$0.16	$0.19

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2012
Allowance for doubtful accounts	$1,732	$1,189	$—	$2,921
Sales returns and allowances	$30,602	$91,356	$(84,536)	$37,422
Income tax valuation allowance	$3,301	$—	$(140)	$3,161
Year ended December 31, 2011
Allowance for doubtful accounts	$1,844	$—	$(112)	$1,732
Sales returns and allowances	$24,855	$71,534	$(65,787)	$30,602
Income tax valuation allowance	$—	$3,301	$—	$3,301
Year ended December 31, 2010
Allowance for doubtful accounts	$3,523	$—	$(1,679)	$1,844
Sales returns and allowances	$23,376	$60,594	$(59,115)	$24,855
Income tax valuation allowance	$—	$—	$—	$—

S-2

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Purchase and Sale Agreement, by and between Registrant and Mobile Devices Holdings, LLC, dated May 10, 2012 (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

2.2	Amendment No. 1 to Purchase and Sale Agreement, by and between Registrant and Mobile Devices Holdings, LLC, dated October 22, 2012 (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2012).

3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective November 8, 2012 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 13, 2012).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996).

10.1	Settlement Agreement, by and between Registrant and Mobile Devices Holdings, LLC, dated October 22, 2012 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2012).

10.2*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.3*	Polycom, Inc. 2005 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 2, 2011).

10.4	Lease Agreement by and between the Registrant and Legacy III SJ America Center I, LLC, dated August 4, 2011, regarding the space located at 6001 America Center Drive, San Jose, California (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2011).

10.5*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.6*	Polycom, Inc. 2004 Equity Incentive Plan (May 27, 2010 Restatement) (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2010).

10.7*	Form of Non-employee Director Nonqualified Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.8*	Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.9*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

Exhibit No.	Description

10.10*	Performance Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 8-K filed with the Commission on May 25, 2012).

10.11*	Polycom, Inc. Management Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.12*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009).

10.13*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009).

10.14*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009).

10.15*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 26, 2009).

10.16*	Offer Letter with Andrew Miller, dated June 5, 2009 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2009).

10.17*	Amended Change of Control Severance Agreement with Andrew M. Miller, effective as of May 10, 2010, (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2010).

10.18*	Form of Amended Change of Control Severance Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2008).

10.19*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 9, 2010).

10.20*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 19, 2010).

10.21*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 4, 2010).

10.22*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective January 31, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2013).

10.23*	Form of Amended and Restated Performance Share Agreement for Andrew M. Miller (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 30, 2010).

10.24*	Letter dated February 15, 2011, regarding temporary living benefits for Andrew M. Miller (which is incorporated herein by reference to Exhibit 10.52 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 18, 2011).

Exhibit No.	Description

10.25*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2011).

10.26*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2011).

10.27*	Polycom, Inc. 2011 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

10.28*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.29*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.30*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.31*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.32*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.33*	Offer Letter with Tracey Newell, dated June 27, 2011 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.34*	Offer Letter with Eric F. Brown, dated January 19, 2012 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012).

10.35*	Separation Agreement with Michael R. Kourey, dated February 8, 2012 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012).

10.36*	ViVu, Inc. 2008 Equity Incentive Plan, as amended (which are incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-177763) filed with the Commission on November 4, 2011).

10.37*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).

10.38*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).

10.39*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).

Exhibit No.	Description

10.40*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).

10.41*	Form of Stock Option Agreement for Officers (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).

10.42*	Form of Stock Option Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).

21.1(1)	Subsidiaries of the Registrant.

23.1(1)	Consent of Independent Registered Public Accounting Firm.

24.1(1)	Power of Attorney (included on pages 74 and 75 of this Annual Report on Form 10-K).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.