Form 10-Q
period 2013-03-31
POLYCOM INC
filed 2013-04-30
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 000-27978

POLYCOM, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	94-3128324
(State or other jurisdiction of incorporation or organization)	(IRS employer identification number)

6001 America Center Drive, San Jose, CA	95002
(Address of principal executive offices)	(Zip Code)

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

There were 172,522,255 shares of the Company’s Common Stock, par value $.0005, outstanding on April 19, 2013.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$502,851	$477,073
Short-term investments	179,939	197,196
Trade receivables, net of allowance for doubtful accounts of $2,706 and $2,921 at March 31, 2013 and December 31, 2012, respectively	179,901	194,654
Inventories	97,551	99,960
Deferred taxes	48,874	48,916
Prepaid expenses and other current assets	55,592	55,454

Total current assets	1,064,708	1,073,253
Property and equipment, net	130,325	133,319
Long-term investments	45,650	50,333
Goodwill	559,714	553,819
Purchased intangibles, net	53,515	54,983
Deferred taxes	26,454	28,406
Other assets	27,764	21,238

Total assets	$1,908,130	$1,915,351

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$100,805	$89,983
Accrued payroll and related liabilities	27,277	39,469
Taxes payable	4,266	4,736
Deferred revenue	160,929	158,482
Other accrued liabilities	53,821	63,018

Total current liabilities	347,098	355,688
Non-current liabilities
Long-term deferred revenue	92,060	91,061
Taxes payable	16,287	15,598
Deferred taxes	232	236
Other non-current liabilities	25,695	22,079

Total non-current liabilities	134,274	128,974

Total liabilities	481,372	484,662
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 174,535,366 shares at March 31, 2013 and 175,323,885 shares at December 31, 2012	37	38
Additional paid-in capital	1,332,373	1,326,436
Retained earnings	87,791	100,019
Accumulated other comprehensive income	6,557	4,196

Total stockholders’ equity	1,426,758	1,430,689

Total liabilities and stockholders’ equity	$1,908,130	$1,915,351

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Product revenues	$246,129	$261,274
Service revenues	92,623	84,436

Total revenues	338,752	345,710

Cost of revenues:
Cost of product revenues	101,878	105,130
Cost of service revenues	37,777	34,244

Total cost of revenues	139,655	139,374

Gross profit	199,097	206,336

Operating expenses:
Sales and marketing	108,715	112,167
Research and development	55,935	49,702
General and administrative	23,694	21,317
Amortization of purchased intangibles	2,502	2,327
Restructuring costs	5,423	2,923
Acquisition-related costs	3,323	1,914

Total operating expenses	199,592	190,350

Operating income (loss)	(495)	15,986
Interest and other income (expense), net	(759)	(1,787)

Income (loss) from continuing operations before provision for (benefit from) income taxes	(1,254)	14,199
Provision for (benefit from) income taxes	(3,371)	1,850

Net income from continuing operations	2,117	12,349
Income from discontinued operations, net of taxes	—	2,753
Gain from sale of discontinued operations, net of taxes	459	—

Net income	$2,576	$15,102

Basic net income per share:
Net income per share from continuing operations	$0.01	$0.07
Income per share from discontinued operations, net of taxes	—	$0.02
Gain from sale of discontinued operations, net of taxes	—	—

Basic net income per share	$0.01	$0.09

Diluted net income per share:
Net income per share from continuing operations	$0.01	$0.07
Income per share from discontinued operations, net of taxes	—	0.02
Gain from sale of discontinued operations, net of taxes	—	—

Diluted net income per share:	$0.01	$0.08

Number of shares used in computation of net income per share:
Basic	176,079	177,427

Diluted	179,140	180,488

Note that earnings per share amounts for continuing operations, discontinued operations and net income, as presented above, are calculated individually and may not sum due to rounding differences.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 31,	March 31,
	2013	2012
Net income	$2,576	$15,102
Other comprehensive income, net of tax:
Foreign currency translation adjustments	64	1,055
Unrealized gains/(losses) on investments:
Unrealized holding gains/losses arising during the period	(12)	15
Net gains/losses reclassified into earnings	66	—

Net unrealized gains on investments	54	15
Unrealized gains/(losses) on hedging securities:
Unrealized hedge gains/losses arising during the period	2,957	(1,561)
Net gains/losses reclassified into earnings for revenue hedges	(627)	(2,376)
Net gains/losses reclassified into earnings for expense hedges	(87)	1,249

Net unrealized gains/(losses) on hedging securities	2,243	(2,688)

Other comprehensive income (loss)	2,361	(1,618)

Comprehensive income	$4,937	$13,484

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income	$2,576	$15,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,430	14,438
Amortization of purchased intangibles	3,768	6,446
Provision for doubtful accounts	—	250
Provision for excess and obsolete inventories	2,934	2,310
Non-cash stock-based compensation	17,771	18,146
Excess tax benefits from stock-based compensation	(155)	(4,939)
Loss on disposal of property and equipment	1,206	233
Net gain on sale of discontinued operations	(459)	—
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	17,179	8,118
Inventories	(525)	(16,729)
Deferred taxes	1,994	1,206
Prepaid expenses and other assets	(4,530)	(10,132)
Accounts payable	7,857	(855)
Taxes payable	(1,681)	4,632
Other accrued liabilities and deferred revenue	(15,351)	(6,189)

Net cash provided by operating activities	49,014	32,037

Cash flows from investing activities:
Purchases of property and equipment	(12,757)	(15,800)
Purchases of investments	(55,368)	(92,355)
Proceeds from sale of investments	9,227	4,169
Proceeds from maturity of investments	68,136	76,900
Net cash received from sale of discontinued operations	556	—
Net cash (paid in) received from purchase acquisitions	(8,350)	85

Net cash provided by (used in) investing activities	1,444	(27,001)

Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	13,206	14,607
Purchase and retirement of common stock	(38,041)	(9,745)
Excess tax benefits from stock-based compensation	155	4,939

Net cash (used in) provided by financing activities	(24,680)	9,801

Net increase in cash and cash equivalents	25,778	14,837
Cash and cash equivalents, beginning of period	477,073	375,441

Cash and cash equivalents, end of period	$502,851	$390,278

The condensed consolidated statements of cash flows include combined cash flows from continuing operations along with discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2013, the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended March 31, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements as of that date but does not include all of the information and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2013 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain prior year amounts have been reclassified to conform to the current year presentation as a result of the discontinued operations discussed in Note 3 as well as a reallocation amongst our segments of certain services costs discussed in Note 15.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). With the exception of the accounting standard update discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2013, that are of significance or potential significance to the Company.

Recent Accounting Pronouncements

In February 2013, the Financial Standards Board (“FASB”) issued an accounting standard update that requires an entity to expand the disclosure of reclassifications out of accumulated other comprehensive income (“AOCI”). The update requires companies to present reclassifications by component when reporting changes in AOCI balances and to report the effect of significant reclassifications on the respective line items in net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance in the quarter ended March 31, 2013, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In December 2011, the FASB issued an accounting standard update that requires disclosure of the effect or potential effect of offsetting arrangements on a company’s financial position as well as enhanced disclosure of the rights of setoff associated with a company’s recognized assets and liabilities. In January 2013, the FASB issued another accounting standard update to clarify the scope of the standard issued in December 2011. The Company adopted the guidance in the quarter ended March 31, 2013, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3. DISCONTINUED OPERATIONS

On May 10, 2012, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC, a Delaware limited liability corporation (“Mobile Devices”), pursuant to which the Company would divest its enterprise wireless voice solutions (“EWS”) business to an affiliate of Sun Capital Partners, Inc. On October 22, 2012, the Purchase Agreement was amended (the “Amended Purchase Agreement”). Per the terms of the Amended Purchase Agreement, Mobile Devices would acquire SpectraLink Corporation (“SpectraLink”), a wholly-owned subsidiary of the Company, by purchasing all of the outstanding stock and an intercompany note of SpectraLink from the Company. On December 4, 2012, the Company completed the disposition of the assets of its EWS business to Mobile Devices and received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in its consolidated financial statements for the year ended December 31, 2012. In the quarter ended March 31, 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of the final net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $57.0 million is payable over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. In accordance with accounting guidance, the Company has included the results of operations of EWS in discontinued operations within the condensed consolidated statements of operations for all periods presented.

Summarized results from discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2012
Revenues	$21,758

Income from discontinued operations	4,025
Provision for income taxes	1,272

Income from discontinued operations, net of taxes	$2,753

There were no results from discontinued operations during the three months ended March 31, 2013, as the divestiture of the EWS business was completed in December 2012.

4. BUSINESS COMBINATIONS

On March 1, 2013 the Company completed its acquisition of certain assets of Sentri, Inc. (“Sentri”), a privately-held services company with expertise in Microsoft technologies, for approximately $8.4 million in cash. The acquisition expands the Company’s advanced services offerings with an emphasis on multi-vendor unified communications solutions that can encompass video, voice, data, and networking.

The total preliminary purchase price was allocated to the net tangible and intangible assets based upon their fair values at March 1, 2013 with the excess amount recorded as goodwill. The goodwill is primarily attributable to the expertise of former Sentri employees in Microsoft technologies and expected synergies from the combined company, and is not deductible for tax purposes. The Company has included the financial results of Sentri in its condensed consolidated financial statements from the date of acquisition. Pro forma results of operations of the acquisition were not material to the Company’s condensed consolidated financial statements.

5. ACCOUNTS RECEIVABLE FINANCING

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

In the quarter ended March 31, 2013, total transactions entered pursuant to the terms of the Financing Agreement were approximately $24.9 million, of which $22.3 million was related to the sale of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of March 31, 2013 and December 31, 2012 was approximately $16.8 million and 15.4 million, respectively, of which $15.2 million and $12.4 million, respectively, was related to the accounts receivable sold, and is included in “Trade receivables” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.3 million for the quarter ended March 31, 2013, and were recorded as a reduction to revenues. There were no such transactions in the quarter ended March 31, 2012.

6. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment during the three months ended March 31, 2013 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2012	$302,768	$101,882	$149,169	$553,819
Sentri acquisition	5,866	—	—	5,866
Foreign currency translation	—	—	29	29

Balance at March 31, 2013	$308,634	$101,882	$149,198	$559,714

The following table presents details of the Company’s total purchased intangible assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$81,178	$(68,839)	$12,339	$81,178	$(67,514)	$13,664
Customer and partner relationships	79,525	(41,849)	37,676	79,025	(39,578)	39,447
Non-compete agreements	1,800	(50)	1,750	—	—	—
Trade name	3,400	(2,868)	532	3,400	(2,746)	654
Other	4,462	(4,162)	300	4,462	(4,162)	300

Finite-lived intangible assets	170,365	(117,768)	52,597	168,065	(114,000)	54,065
Indefinite life trade name	918	—	918	918	—	918

Total	$171,283	$(117,768)	$53,515	$168,983	$(114,000)	$54,983

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

For the three months ended March 31, 2013 and 2012, the Company recorded amortization expense related to purchased intangibles of $2.5 million and $2.3 million, respectively, which is included in “Amortization of purchased intangibles” of the condensed consolidated statements of operations. The Company recorded approximately $1.3 million and $1.9 million during the three months ended March 31, 2013 and 2012, respectively, of amortization of purchased intangibles to “Cost of product revenues” in the condensed consolidated statements of operations. Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of March 31, 2013 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2013	$11,291
2014	14,510
2015	12,226
2016	9,880
2017	4,690

Total	$52,597

7. RESTRUCTURING COSTS

During the three months ended March 31, 2013 and 2012, the Company recorded charges totaling $5.4 million and $2.9 million, respectively, related to restructuring actions that resulted from the consolidation and elimination of certain facilities as well as the elimination or relocation of engineering positions that were primarily as a result of downsizing the Company’s Burnaby, Canada location as part of restructuring plans approved by management. These actions are generally intended to consolidate operations in order to gain efficiencies and reallocate resources to more strategic growth areas of the business.

The following table summarizes the status of the Company’s restructuring reserves (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2012	$1,362	$7,464	$8,826
Additions to the reserve	2,127	3,800	5,927
Non-cash write-off of leasehold improvements	—	(705)	(705)
Cash payments and other usage	(1,479)	(945)	(2,424)

Balance at March 31, 2013	$2,010	$9,614	$11,624

As of March 31, 2013, the restructuring reserve is primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. Discount rates, cash flow projections and sublease assumptions involve significant judgment, and are based on management’s estimate of current and forecasted market conditions and are very sensitive and susceptible to change.

8. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value. Inventories consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Raw materials	$2,467	$1,871
Work in process	1,364	799
Finished goods	93,720	97,290

	$97,551	$99,960

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Non-trade receivables	$6,453	$10,463
Prepaid expenses	36,164	38,404
Derivative assets	9,451	4,158
Other current assets	3,524	2,429

	$55,592	$55,454

Deferred revenues consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Short-term:
Service	$159,384	$156,487
Product	145	595
License	1,400	1,400

	$160,929	$158,482

Long-term:
Service	$86,635	$85,286
License	5,425	5,775

	$92,060	$91,061

Other accrued liabilities consist of the following (in thousands):

	March 31, 2013	December 31, 2012
Accrued expenses	$16,181	$19,165
Accrued co-op expenses	4,932	4,571
Restructuring reserves	5,597	5,347
Warranty obligations	9,715	10,475
Derivative liability	3,189	3,273
Employee stock purchase plan withholding	4,066	10,186
Other accrued liabilities	10,141	10,001

	$53,821	$63,018

9. GUARANTEES

Warranty

The Company provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by Polycom, warranties generally start from the delivery date and continue for one year. Software products generally carry a 90-day warranty from the date of shipment. The Company’s liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect the Company’s warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. The Company assesses the adequacy of its recorded warranty liabilities every quarter and makes adjustments to the liability if necessary.

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods, are as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$10,475	$10,577
Accruals for warranties issued during the period	3,619	4,139
Actual charges against warranty reserve during the period	(4,379)	(4,342)

Balance at end of period	$9,715	$10,374

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

Deferred services revenue of $159.4 million and $156.5 million is short-term and is included as a component of “Deferred revenue” as of March 31, 2013 and December 31, 2012, respectively, and $86.6 million and $85.3 million is long-term and is included in “Long-term deferred revenue” as of March 31, 2013 and December 31, 2012, respectively, on the condensed consolidated balance sheets. Changes in the three months ended March 31, 2013 and 2012 are as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Balance at beginning of period	$241,773	$212,178
Additions to deferred services revenue	87,752	89,281
Amortization of deferred services revenue	(83,506)	(76,145)

Balance at end of period	$246,019	$225,314

The cost of providing these services for the three months ended March 31, 2013 and 2012 was $36.5 million and $33.0 million, respectively.

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

10. INVESTMENTS AND FAIR VALUE MEASUREMENTS:

The Company had cash and cash equivalents of $502.9 million and $477.1 million at March 31, 2013 and December 31, 2012, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At March 31, 2013, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2013:
Investments—Short-term:
U.S. government securities	$18,387	$3	$—	$18,390
U.S. government agency securities	80,837	31	—	80,868
Non-U.S. government securities	1,510	—	—	1,510
Corporate debt securities	79,160	27	(16)	79,171

Total investments – short-term	$179,894	$61	$(16)	$179,939

Investments—Long-term:
U.S. government securities	$7,073	$4	$—	$7,077
U.S. government agency securities	19,521	20	(1)	19,540
Non-U.S. government securities	2,514	3	—	2,517
Corporate debt securities	16,523	2	(9)	16,516

Total investments – long-term	$45,631	$29	$(10)	$45,650

Balances at December 31, 2012:
Investments—Short-term:
U.S. government securities	$24,205	$3	$—	$24,208
U.S. government agency securities	101,036	39	(5)	101,070
Non-U.S. government securities	1,527	—	—	1,527
Corporate debt securities	70,386	20	(15)	70,391

Total investments – short-term	$197,154	$62	$(20)	$197,196

Investments—Long-term:
U.S. government securities	$6,396	$4	$—	$6,400
U.S. government agency securities	22,145	17	(2)	22,160
Non-U.S. government securities	422	—	—	422
Corporate debt securities	21,368	—	(17)	21,351

Total investments – long-term	$50,331	$21	$(19)	$50,333

As of March 31, 2013, the Company’s total cash and cash equivalents and investments held in the United States totaled $281.7 million with the remaining $446.7 million held by various foreign subsidiaries outside of the United States.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2013:
U.S. government agencies securities	$4,918	$(1)	$—	$—	$4,918	$(1)
Corporate debt securities	51,982	(25)	—	—	51,982	(25)

Total investments	$56,900	$(26)	$—	$—	$56,900	$(26)

December 31, 2012:
U.S. government agency securities	$21,768	$(7)	$—	$—	$21,768	$(7)
Corporate debt securities	43,743	(32)	1,999	—	45,742	(32)

Total investments	$65,511	$(39)	$1,999	$—	$67,510	$(39)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings or other comprehensive income. During the three months ended March 31, 2013 and 2012, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. The Company did not record such impairment charges during the three months ended March 31, 2013 and 2012. The cost of these investments at both March 31, 2013 and December 31, 2012 was $2.0 million, and is recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices for identical assets in active markets include money market funds and are generally classified within Level 1 of the fair value hierarchy.

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three months ended March 31, 2013. The Company does not hold any investments classified as Level 3 as of March 31, 2013 and December 31, 2012.

As of March 31, 2013, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (54%), corporate bonds (27%), commercial paper (16%), non-U.S. Government securities (2%), and money market funds (1%). Included in available-for-sale securities is approximately $32.0 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources such as spot rates, interest rate differentials and credit default rates, which do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at March 31, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at March 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$257,481	$2,670	$254,811
Foreign currency forward contracts (b)	$9,451	$—	$9,451
Liabilities:
Foreign currency forward contracts (c)	$3,189	$—	$3,189

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$260,792	$795	$259,997
Foreign currency forward contracts (b)	$4,158	$—	$4,158
Liabilities:
Foreign currency forward contracts (c)	$3,273	$—	$3,273

(a)	Included in cash and cash equivalents, and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in short-term derivative assets as prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative liabilities as other accrued liabilities on the Company’s condensed consolidated balance sheets.

The Company’s current accounting policy and practice is not to offset derivative assets and liabilities in its condensed consolidated balance sheets. See Note 11 of Notes to Condensed Consolidated Financial Statements.

11. FOREIGN CURRENCY DERIVATIVES

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2013 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	3,718	$1,846	Buy	—	$—	—
Brazilian Real	7,128	$3,552	Sell	—	$—	—
Euro	27,817	$35,660	Buy	9,463	$12,449	Buy
Euro	56,298	$72,895	Sell	33,555	$44,751	Sell
British Pound	1,743	$2,649	Buy	6,667	$10,635	Buy
British Pound	3,792	$5,752	Sell	10,488	$16,622	Sell
Israeli Shekel	18,415	$5,045	Buy	39,388	$10,157	Buy
Israeli Shekel	45,381	$12,348	Sell	—	$—	—
Japanese Yen	292,756	$3,110	Buy	—	$—	—
Japanese Yen	622,571	$6,677	Sell	—	$—	—
Mexican Peso	9,581	$778	Buy	—	$—	—
Mexican Peso	18,668	$1,483	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		March 31, 2013	March 31, 2012
Foreign exchange contracts	Interest and other income (expense), net	$2,333	$(1,646)

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

To receive hedge accounting treatment under ASC 815, Derivatives and Hedging, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in cumulative other comprehensive income until they are reclassified to revenue, cost of revenue or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded to interest and other income (expense), net over the life of the contract together with any ineffective portion of the hedge.

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the three months ended March 31, 2013 and 2012 (in thousands):

Three Months Ended March 31, 2013:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$2,957	Product revenues	$627	Interest and other income (expense), net	$—
		Cost of revenues	—
		Sales and marketing	178
		Research and development	(103)
		General and administrative	12

Total	$2,957		$714		$—

Three Months Ended March 31, 2012:
Foreign exchange contracts	$(1,561)	Product revenues	$2,376	Interest and other income (expense), net	$(211)
		Cost of revenues	(232)
		Sales and marketing	(484)
		Research and development	(301)
		General and administrative	(232)

Total	$(1,561)		$1,127		$(211)

(a)	For both the three months ended March 31, 2013 and 2012, there were no gains or losses recorded for the ineffective portion. For the three months ended March 31, 2012, the loss recorded related to the excluded time value portion of the hedge was immaterial, and there was no such loss recorded in the three months ended March 31, 2013.

As of March 31, 2013, the Company estimated that all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the three months ended March 31, 2013 and 2012, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2013 of the outstanding cash flow hedges, all of which are carried at fair value on the condensed consolidated balance sheets (foreign currency and dollar amounts in thousands):

	Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions
Euro	25,421	$33,281	Buy
Euro	60,176	$80,416	Sell
British Pound	23,463	$37,088	Buy
British Pound	18,172	$28,802	Sell
Israeli Shekel	79,988	$20,601	Buy

There were no outstanding cash flow hedge contracts with original maturities of 360 days or less at March 31, 2013. The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of March 31, 2013 and December 31, 2012. See Note 10 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Derivative assets (a):
Foreign exchange contracts	$5,554	$2,992	$3,897	$1,166
Derivative liabilities (b):
Foreign exchange contracts	$2,185	$1,760	$1,004	$1,513

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties. These arrangements afford the right to net derivative assets against liabilities with the same counterparty. Under certain default provisions, the Company has the right to setoff any other amounts payable to the payee whether or not arising under this agreement. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis in the condensed consolidated balance sheets.

The following table sets forth the offsetting of derivative assets as of March 31, 2013 and December 31, 2012 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2013:
Barclays	$5,628	$—	$5,628	$(2,241)	$—	$3,387
Bank of America	3,596	—	3,596	(946)	—	2,650
HSBC	66	—	66	—	—	66
Morgan Stanley	161	—	161	(2)	—	159

Total	$9,451	$—	$9,451	$(3,189)	$—	$6,262

As of December 31, 2012:
Barclays	$1,961	$—	$1,961	$(1,408)	$—	$553
Bank of America	2,008	—	2,008	(1,718)	—	290
HSBC	—	—	—	—	—	—
Morgan Stanley	189	—	189	(101)	—	88

Total	$4,158	$—	$4,158	$(3,227)	$—	$931

The following table sets forth the offsetting of derivative liabilities as of March 31, 2013 and December 31, 2012 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2013:
Barclays	$2,241	$—	$2,241	$(2,241)	$—	$—
Bank of America	946	—	946	(946)	—	—
HSBC	—	—	—	—	—	—
Morgan Stanley	2	—	2	(2)	—	—

Total	$3,189	$—	$3,189	$(3,189)	$—	$—

As of December 31, 2012:
Barclays	$1,408	$—	$1,408	$(1,408)	$—	$—
Bank of America	1,718	—	1,718	(1,718)	—	—
HSBC	46	—	46	—	—	46
Morgan Stanley	101	—	101	(101)	—	—

Total	$3,273	$—	$3,273	$(3,227)	$—	$46

12. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three months ended March 31, 2013, the Company repurchased approximately 3.4 million shares of common stock in the open market for $34.2 million of cash. The Company did not purchase any shares of common stock from the open market during the three months ended March 31, 2012. As of March 31, 2013, the Company was authorized to purchase up to an additional $39.1 million of shares in the open market under the current share repurchase plan.

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2013 (in thousands). The tax effects were not shown separately, as the impacts were not material.

Three Months Ended March 31, 2013	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2012	$1,014	$2	$3,180	$4,196

Other comprehensive income before reclassifications	2,957	(12)	64	3,009
Amounts reclassified from accumulated other comprehensive income (a)	(714)	66	—	(648)

Net current-period other comprehensive income	2,243	54	64	2,361

Balance as of March 31, 2013	$3,257	$56	$3,244	$6,557

(a)	See Note 11 of Notes to Condensed Consolidated Financial Statements for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Other income and (expense), net” in the condensed consolidated statement of operations for the three months ended March 31, 2013, net of taxes.

13. STOCK-BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three months ended March 31, 2013 and 2012 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Cost of sales – product	$861	$958
Cost of sales – service	1,476	1,339

Stock-based compensation expense included in cost of sales	2,337	2,297

Sales and marketing	6,636	7,645
Research and development	4,721	4,547
General and administrative	4,077	3,263

Stock-based compensation expense included in operating expenses	15,434	15,455

Stock-based compensation expense related to employee equity awards and employee stock purchases	17,771	17,752
Tax benefit	3,895	2,464

Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$13,876	$15,288

Stock-based compensation expense is not allocated to segments because it is separately managed at the corporate level. No stock-based compensation was capitalized during the three months ended March 31, 2013 and 2012 due to these amounts being immaterial.

Valuation Assumptions

The Company did not grant any stock options during the three months ended March 31, 2013 and 2012. For purchase rights granted pursuant to the Company’s employee stock purchase plan (“ESPP”), the estimated fair value per share of employee stock purchase rights for the two-year offering period commencing on February 1, 2013 ranged from $2.93 to $4.57, compared to fair value per share from $6.43 to $8.40 for the two-year offering period commencing on February 1, 2012. The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

Three Months Ended
	March 31, 2013	March 31, 2012
Expected volatility	44.76-50.55%	48.27-60.42%
Risk-free interest rate	0.11-0.27%	0.06-0.23%
Expected dividends	0.0%	0.0%
Expected life (yrs)	0.5-2.0	0.5-2.0

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

Performance Shares and Restricted Stock Units

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units under the 2011 Equity Incentive Plan to officers, to non-employee directors and to certain other employees or consultants as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. Such awards will be earned only if performance goals over the performance periods established by or under the direction of the Compensation Committee are met. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. Restricted stock units are time-based awards that generally vest over a period of one to three years from the date of grant.

The Company grants performance shares (“PSU”) which contain a market condition based on Total Shareholder Return (“TSR”) and which measure the Company’s relative performance against the NASDAQ Composite Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. Stock-based compensation expense for these performance shares is recognized using the graded vesting method. During the three months ended March 31, 2013 and 2012, the Company granted 1,217,185 and 996,826, respectively, performance shares to certain employees and executives, at a weighted average fair value of $8.76 and $23.23 per share, respectively. The TSR performance of those PSU grants is measured against the NASDAQ Composite Index and the grants are generally divided evenly over three annual performance periods commencing with calendar year 2013.

The Company also granted restricted stock units (“RSU”) during the three months ended March 31, 2013 and 2012. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the three months ended March 31, 2013 and 2012, the Company granted 2,299,772 and 2,049,759 restricted stock units at a weighted average fair value of $9.38 and $21.36 per share, respectively. Further, during the three months ended March 31, 2013, the Compensation Committee of the Board of Directors approved awards totaling 1,760,999 RSUs to certain officers, executives and employees. These RSU awards will be granted on the date of the Company’s annual meeting of stockholders, currently scheduled for June 5, 2013, subject to the employees’ continued employment through the grant date, and only if the Company’s proposal to increase the shares available under its 2011 Equity Incentive Plan is approved by the stockholders.

Non-employee directors currently receive annual awards of RSU’s. The RSU’s vest quarterly in four equal installments over approximately one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements. During the three months ended March 31, 2013 and 2012, there were no RSUs granted to non-employee directors.

Employee Stock Purchase Plan

Under the current ESPP, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase period (each January and July). Participants lock in a purchase price per share at the beginning of the offering period upon plan enrollment. If the stock price on any subsequent offering period enrollment date is less than the lock-in price, the ESPP has a reset feature that automatically withdraws and re-enrolls participants into a new two-year offering period. Further, the ESPP permits participants to increase or decrease contribution elections at the end of a purchase period for future purchase periods within the same offering period. Shares are purchased through employees’ payroll deductions, currently up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock in any one calendar year period, or 10,000 shares of common stock on any one purchase date.

During the three months ended March 31, 2013 and 2012, 1,634,299 and 748,496 shares were purchased, respectively. At March 31, 2013, there were 6,529,124 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan during the three months ended March 31, 2013 and 2012 was $4.2 million and $5.2 million, respectively.

In the three months ended March 31, 2013 and 2012, the Company modified the terms of certain existing awards under its ESPP. In the quarter ended March 31, 2013, the modification was due to an increase in contribution elections for future purchase periods by certain participants enrolled in the offering period started on August 1, 2012 and resulted in a cumulative $0.7 million of incremental expenses to be recognized over the vesting term. In the quarter ended March 31, 2012, the modification was primarily as a result of the stock price as of the new offering period date being lower than it was on the initial enrollment date, which triggered the reset and rollover feature of the ESPP, and incurred a resultant cumulative $9.3 million of incremental expenses to be recognized over the vesting term. Approximately $3.0 million of the incremental expenses was recognized in the three months ended March 31, 2013 related to modifications triggered by both the reset and rollover feature and increases in contribution. Approximately $1.2 million of the incremental expenses was recognized in the three months ended March 31, 2012 related to the modification due to the reset and rollover feature.

14. COMPUTATION OF NET INCOME PER SHARE

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended
	March 31, 2013	March 31, 2012
Numerator—basic and diluted net income per share:
Net income from continuing operations	2,117	12,349
Income from discontinued operations, net of taxes	—	2,753
Gain from sale of discontinued operations, net of taxes	459	—

Net income	$2,576	$15,102

Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	176,079	177,427
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	10	619
Restricted common stock award, performance shares and stock purchase rights	3,051	2,442

Total shares used in calculation of diluted net income per share continuing operations	179,140	180,488

Basic net income per share:
Net income per share from continuing operations	$0.01	$0.07
Income per share from discontinued operations, net of taxes	—	$0.02
Gain from sale of discontinued operations, net of taxes	—	—

Basic net income per share	$0.01	$0.09

Diluted net income per share:
Net income per share from continuing operations	$0.01	$0.07
Income per share from discontinued operations, net of taxes	—	0.02
Gain from sale of discontinued operations, net of taxes	—	—

Diluted net income per share:	$0.01	$0.08

Earnings per share amounts for continuing operations, discontinued operations, gain from sale of discontinued operations, and net income, as presented in the condensed consolidated statements of operations are calculated individually and may not sum due to rounding differences.

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three months ended March 31, 2013 and 2012, approximately 1.7 million and 1.2 million shares, respectively, relating to potentially dilutive securities, primarily from stock options and restricted common stock awards, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

15. BUSINESS SEGMENT INFORMATION

The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consist of North, Central and Latin Americas, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance. The revenue and operating results of each segment for the quarter ended March 31, 2012 have been revised to exclude the results from discontinued operations, which primarily impacted the Americas and EMEA segments and to a lesser extend its APAC segment. Effective January 1, 2013, the Company began to allocate certain services costs previously reported within the Americas segment into both the EMEA and APAC segments in order to more appropriately align costs among the segments with the associated revenues. As such, all prior periods reported were also reclassified to conform to the current year presentation.

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

Financial information for each reportable geographical segment as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Executive Officer who is its Chief Operating Decision Maker (“CODM”), is as follows (in thousands) :

	Americas	EMEA	APAC	Total
For the three months ended March 31, 2013:
Revenue	$170,981	$89,092	$78,679	$338,752
% of total revenue	51%	26%	23%	100%
Contribution margin	69,229	37,560	30,845	137,634
% of segment revenue	40%	42%	39%	41%

For the three months ended March 31, 2012:
Revenue	$165,226	$93,301	$87,183	$345,710
% of total revenue	48%	27%	25%	100%
Contribution margin	69,136	39,100	35,199	143,435
% of segment revenue	42%	42%	40%	41%

As of March 31, 2013: Gross accounts receivable	92,320	64,282	63,103	219,705
% of total gross accounts receivable	42%	29%	29%	100%
As of December 31, 2012: Gross accounts receivable	100,494	67,529	71,128	239,151
% of total gross accounts receivable	42%	28%	30%	100%

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Segment contribution margin	$137,634	$143,435
Corporate and unallocated costs	(107,705)	(99,392)
Stock-based compensation	(17,771)	(17,752)
Effect of stock-based compensation cost on warranty expense	(157)	(188)
Acquisition-related costs	(3,323)	(1,914)
Amortization of purchased intangibles	(3,750)	(4,236)
Restructuring costs	(5,423)	(2,923)
Severance costs associated with CFO retirement	—	(115)
Legal costs associated with former officer indemnification	—	(929)
Interest and other income (expense), net	(759)	(1,787)

Income (loss) from continuing operations before provision for income taxes	$(1,254)	$14,199

	March 31, 2013	December 31, 2012
Gross accounts receivables	$219,705	$239,151
Returns and related reserves	(37,098)	(41,576)
Allowance for doubtful accounts	(2,706)	(2,921)

Total trade receivables, net	$179,901	$194,654

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2012
Net Revenues:
UC group systems	$232,426	$240,489
UC personal devices	49,246	45,452
UC platform	57,080	59,769

Total	$338,752	$345,710

During the three months ended March 31, 2013 and 2012, one customer from the Americas segment, ScanSource Communications, accounted for 17% and 15% of the Company’s revenues, respectively. At March 31, 2013 and December 31, 2012, no single customer accounted for more than 10% of gross accounts receivable.

16. INCOME TAXES

The following table presents the income tax expense (benefit) from continuing operations and the effective tax rates:

	Three Months Ended
	March 31, 2013	March 31, 2012
Income tax expense (benefit) from continuing operations (in thousands)	$(3,371)	$1,850
Effective tax rate	268.8%	13.0%

For the three months ended March 31, 2013, the Company recorded an income tax benefit of $3.4 million primarily due to impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during the quarter, $2.2 million of which was due to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, and $0.8 million of which was due to tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan. The Company’s effective tax rate for the three months ended March 31, 2013 and 2012 was 268.8% and 13.0%, respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from the Company’s operations in lower-tax jurisdictions throughout the world, partially offset by non-deductible stock-based compensation expense.

As of March 31, 2013, the amount of gross unrecognized tax benefits was $23.7 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of March 31, 2013 and 2012, the Company had approximately $1.5 million and $2.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $2.5 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “SHOULD,” “DESIGNED,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR UNIQUE POSITION AND ANTICIPATED PRODUCTS, IMPORTANT DRIVERS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITE D TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2012.

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

Revenues for the three months ended March 31, 2013 were $338.8 million, a decrease of $7.0 million, or 2%, from the same period of 2012. On a year-over-year basis, our product revenues decreased 6% while our service revenues increased 10%. The decrease in product revenues was primarily a result of lower sales of our UC group systems and, to a lesser extent, UC platform products, partially offset by increased sales of our UC personal devices products. The increase in service revenues was driven primarily by increased maintenance service revenues on a larger installed base and increased maintenance service renewals year-over-year. From a segment perspective, the Americas segment revenues accounted for 51% of our revenues in the first quarter of 2013 and increased by 3% as compared to the first quarter of 2012. Our EMEA and APAC segment revenues accounted for 26% and 23% of our revenues, respectively, in the first quarter of 2013 and decreased by 5% and 10%, respectively, as compared to the first quarter of 2012. Total product revenues declined year-over-year in our EMEA and APAC segments, but grew in our Americas segment. Services revenues increased year-over-year in all of our segments. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three months ended March 31, 2013 and 2012.

While we generally experience slower sequential revenue growth in the first quarter, we also experienced a year-over-year revenue decrease in the quarter ended March 31, 2013. We believe the decrease in revenues was due to several factors, including a company and industry transition from point products to solution selling which resulted in some customers requiring additional time to consider a more UC&C centric strategy versus point product or end point only deployments; slower public sector spending in North America; lower revenues in our EMEA segment impacted by economic conditions in Europe; and continuing slowdown of government spending in other key geographies such as China.

Operating margins decreased by 5 percentage points in the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to operating expenses increasing in absolute dollars by 5% while revenues decreased by 2% year-over-year. Operating expenses increased as a percentage of revenues to 59% in the three months ended March 31, 2013 from 55% in the same period in 2012. The increase in operating expenses was primarily due to increased headcount-related costs, increased acquisition-related costs and increased restructuring costs, including the consolidation of certain facilities.

During the three months ended March 31, 2013, we generated approximately $49.0 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $25.8 million net increase in our total cash and cash equivalents.

On March 1, 2013, we completed the acquisition of certain assets of Sentri, Inc. (“Sentri”), a privately-held services company based in Massachusetts with expertise in Microsoft technologies. The acquisition expands our advanced services offerings with an emphasis on multi-vendor UC solutions that can encompass video, voice, data, and networking. The acquisition of Sentri is expected to complement current partner capabilities and create new revenue, expertise, and joint go-to-market opportunities, through an expanded UC&C expertise practice. The financial results of Sentri have been included in our results of operations from the date of acquisition.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues:
Product revenues	73%	76%
Service revenues	27%	24%

Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	41%	40%
Cost of service revenues as a % of service revenues	41%	41%

Total cost of revenues	41%	40%

Gross profit	59%	60%

Operating expenses:
Sales and marketing	32%	32%
Research and development	16%	14%
General and administrative	7%	6%
Amortization of purchased intangibles	1%	1%
Restructuring costs	2%	1%
Acquisition-related costs	1%	1%

Total operating expenses	59%	55%

Operating income (loss)	(0%)	5%
Interest and other income (expense), net	(0%)	(1%)

Income (loss) from continuing operations before provision for income taxes	(0%)	4%
Provision for (benefit from) income taxes	(1%)	1%

Net income from continuing operations	1%	3%
Income from discontinued operations, net of taxes	0%	1%
Gain from sale of discontinued operations, net of taxes	0%	0%

Net income	1%	4%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended		Increase (Decrease)
$ in thousands	March 31, 2013	March 31, 2012
Americas	$170,981	$165,226	3%
% of revenues	51%	48%
EMEA	$89,092	$93,301	(5)%
% of revenues	26%	27%
APAC	$78,679	$87,183	(10)%
% of revenues	23%	25%

Total revenues	$338,752	$345,710	(2)%

Total revenues for the three months ended March 31, 2013 were $338.8 million, a decrease of $7.0 million, or 2%, from the same period in 2012. The decrease in revenues was due to a $15.1 million, or 6%, decrease in product revenues, partially offset by an increase in service revenues of $8.2 million, or 10%, in the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in product revenues was primarily a result of lower sales of our UC group systems and UC platform products, partially offset by increased sales of our UC personal devices year-over-year. The increase in service revenues was primarily due to increased maintenance service revenues on a larger installed base and increased maintenance service renewals year-over-year.

Our Americas segment revenues increased by $5.8 million, or 3%, in the three months ended March 31, 2013 as compared to the same period in 2012. Our EMEA and APAC segment revenues decreased by $4.2 million, or 5%, and $8.5 million, or 10%, respectively, in the three months ended March 31, 2013 as compared to the same period in 2012. The overall decrease in revenue was driven by decreased revenues across many of our key geographic markets, including China, India, Germany, Canada, Mexico, France, and the Nordics countries, partially offset by increases in the United States, Japan, Brazil and the United Kingdom. Service revenues increased year-over-year in all our segments, while product revenues grew year-over-year in the Americas segment but declined in the EMEA and APAC segments.

In the three months ended March 31, 2013 and 2012, one channel partner, ScanSource Communications, in our Americas segment accounted for 17% and 15% of our total net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Three Months Ended		Increase (Decrease)
$ in thousands	March 31, 2013	March 31, 2012
UC group systems	$232,426	$240,489	(3)%
UC personal devices	49,246	45,452	8%
UC platform	57,080	59,769	(4)%

Total revenues	$338,752	$345,710	(2)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The decrease in UC group systems of $8.1 million, or 3%, in the three months ended March 31, 2013 from the same period in 2012 was primarily driven by decreases in sales of our group video and group voice products and related services in the EMEA and APAC segments and decreases in sales of our immersive telepresence products and related services in all our geographic segments. The decreases were partially offset by increased sales of our group voice and, to a lesser extent, our group video products and related services in our Americas segment.

UC personal devices include desktop video devices and desktop voice products and the related service elements. The increase in UC personal devices of $3.8 million, or 8%, in the three months ended March 31, 2013 from the same period in 2012 was primarily due to increased sales of our desktop voice products and related services in our Americas and EMEA segments, partially offset by a decrease in desktop voice products and related services in our APAC segment. Overall, the increase in UC personal devices revenues was due in part to increased demand for our Microsoft® Lync® interoperable solutions and the continued adoption of VoIP technologies.

UC platform includes our RealPresence® Platform hardware and software products and the related service elements. The decrease in UC platform revenue of $2.7 million, or 4%, in the three months ended March 31, 2013 from the same period in 2012 was driven by decreased revenues from our UC platform products in our Americas and APAC segments, partially offset by an increase in UC platform revenues in our EMEA segment. UC platform product revenues decreased 18% year-over-year across all our segments, partially offset by increased revenues of 17% from the related service elements. UC platform revenues decreased primarily as a result of lower public sector spending in North America.

Cost of Revenues and Gross Margins

	Three Months Ended		Increase (Decrease)
$ in thousands	March 31, 2013	March 31, 2012
Product Cost of Revenues	$101,878	$105,130	(3)%
% of Product Revenues	41%	40%	1	pt
Product Gross Margins	59%	60%	(1	)pt
Service Cost of Revenues	$37,777	$34,244	10%
% of Service Revenues	41%	41%	—
Service Gross Margins	59%	59%	—
Total Cost of Revenues	$139,655	$139,374	—
% of Total Revenues	41%	40%	1	pt
Total Gross Margins	59%	60%	(1	)pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.9 million and $1.0 million for the three months ended March 31, 2013 and 2012, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins decreased by 1 percentage point in the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to lower than expected product sales and changes in product mix, partially offset by decreases in warranty expense and amortization of purchased intangibles. From a segment perspective, product gross margins decreased in our Americas and EMEA segments but increased in our APAC segment in the three months ended March 31, 2013 as compared to the same period in 2012.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation of $1.5 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

Overall, service gross margins remained flat in the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to increased services revenues being offset by increased cost of services. Service revenues increased by 10% year-over year, primarily due to increased maintenance service revenues on a larger installed base and increased maintenance service renewals. The increase in direct spending costs was as a result of increased headcount-related costs and IT and facilities allocations. Services organization headcount increased by 29% from March 31, 2012 to March 31, 2013, including headcount from the Sentri acquisition completed in March 2013. Service gross margins as a percentage of revenues were up in our EMEA and APAC segments but down in our Americas segment for the three months ended March 31, 2013 as compared to the same period in 2012.

Total Cost of Revenues and Total Gross Margins

Overall, total gross margins as a percentage of revenues decreased by 1 percentage point for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in total gross margins was driven primarily by the decrease in the product gross margins, as discussed under Cost of Product Revenues and Product Gross Margins, while the service gross margins remained relatively flat, as discussed under Cost of Service Revenues and Service Gross Margins.

We expect gross margins to remain relatively flat in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; the extent to which new services sales accompany our product sales, as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings; increasing costs for freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; higher prices on commodity components; warranty and recall costs and the timing of sales. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower-than-anticipated revenues.

Sales and Marketing Expenses

	Three Months Ended		Decrease
$ in thousands	March 31, 2013	March 31, 2012
Expenses	$108,715	$112,167	(3)%
% of Revenues	32%	32%	—

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $6.6 million and $7.6 million for the three months ended March 31, 2013 and 2012, respectively.

Sales and marketing expenses decreased by $3.5 million, or 3%, and were flat as a percentage of revenues for the three months ended March 31, 2013 as compared to the same period in 2012. The decrease in sales and marketing expenses in absolute dollars was due primarily to decreased compensation costs, including commissions and stock-based compensation expenses, partially offset by increased spending on marketing programs. Sales and marketing headcount decreased by 7% from March 31, 2012 to March 31, 2013 as a result of delayed hiring from recent attrition in order to better align costs with revenues.

We expect our sales and marketing expenses to increase slightly in absolute dollars in the near term. Expenses will also fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Research and Development Expenses

	Three Months Ended		Increase
$ in thousands	March 31, 2013	March 31, 2012
Expenses	$55,935	$49,702	13%
% of Revenues	16%	14%	2	pts

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $4.7 million and $4.5 million for the three months ended March 31, 2013 and 2012, respectively.

Research and development expenses increased by $6.2 million, or 13%, for the three months ended March 31, as compared to the same period in 2012. Research and development expenses as a percentage of revenues increased by 2 percentage points for the three months ended March 31, 2013 as compared to the same period in 2012. The increase in absolute dollars was primarily due to increased headcount-related costs, including salaries and bonuses, and increased temporary workers, increased expensed materials and increased development costs in support of our ongoing product development efforts. Allocated expenses also increased as a result of a headcount increase of 9% from March 31, 2012 to March 31, 2013.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures, such as the new Scalable Video Coding standard to address the device, application and networks requirements of mobile, SMB and consumer networks, and the other technologies incorporated into our next-generation products. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners, mobile and service provider customers as a result of our key strategic initiatives in these areas. We expect that research and development expenses in absolute dollars will remain relatively flat in the near term, but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control expenses in any given quarter, we have from time to time taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Three Months Ended		Increase
$ in thousands	March 31, 2013	March 31, 2012
Expenses	$23,694	$21,317	11%
% of Revenues	7%	6%	1	pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $4.1 million and $3.3 million for the three months ended March 31, 2013 and 2012, respectively.

General and administrative expenses increased by $2.4 million, or 11%, and increased by 1 percentage point as a percentage of revenues during the three months ended March 31, 2013, as compared to the same period in 2012. The increase in absolute dollars is primarily due to increased compensation-related costs including stock-based compensation expense and increased overhead allocations as a result of increased headcount and our new headquarters building in San Jose, California, partially offset by executive severance expenses and management transition related costs in the three months ended March 31, 2012 which did not recur in the three months ended March 31, 2013. General and administrative headcount increased by 7% from March 31, 2012 to March 31, 2013.

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

We expect that our general and administrative expenses will remain relatively flat in absolute dollar amounts in the near term, but could fluctuate depending on the level and timing of additional investments required to support our strategic initiatives. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Amortization of Purchased Intangibles

In the three months ended March 31, 2013 and 2012, we recorded $2.5 million and $2.3 million, respectively, in operating expenses for amortization of purchased intangibles related to acquisitions. In addition, we recorded amortization expenses totaling $1.3 million and $1.9 million in the three months ended March 31, 2013 and 2012, respectively, in cost of product revenues related to certain technology intangibles. The increase in amortization expenses to operating costs is primarily due to amortization of intangibles acquired in our Sentri acquisition in March 2013. The decrease in amortization expenses to cost of product revenues is primarily due to certain technologies acquired in prior years being fully amortized. Purchased intangible assets are being amortized over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended March 31, 2013 and 2012, we recorded charges totaling $5.4 million and $2.9 million, respectively, related to restructuring actions that resulted from the consolidation and elimination of certain facilities as well as the elimination or relocation primarily of engineering positions as a result of downsizing our Burnaby, Canada location as part of restructuring plans approved by management. These actions are generally intended to consolidate operations in order to gain efficiencies and reallocate resources to more strategic growth areas of the business. See Note 7 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

We currently expect to record additional restructuring charges of between $8.0 million and $11.0 million through the fourth quarter of 2013, primarily related to the elimination or consolidation of certain facilities to gain efficiencies. In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our financial results could be negatively impacted.

Acquisition-related Costs

We expense all acquisition and other transaction related costs as incurred. These costs generally include legal and accounting fees and other integration services. In addition, we have incurred costs related to planning and executing the divestiture of our enterprise wireless solutions business that closed in December 2012, including legal costs associated with enforcing terms of the agreement. We have spent and will continue to spend significant resources identifying and acquiring businesses. During the three months ended March 31, 2013 and 2012, we recorded $3.3 million and $1.9 million of acquisition-related expenses, respectively.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, gains and losses on investments, non-income related taxes and fees, and foreign exchange related gains and losses. Interest and other income (expense), net was a net expense of $0.8 million and $1.8 million during the three months ended March 31, 2013 and 2012, respectively. The decrease in net expense of $1.0 million for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to a decrease in net foreign exchange losses and an increase in interest income in the quarter ended March 31, 2013, partially offset by an increase in losses on fixed asset disposals.

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

Provision for (Benefit from) Income Taxes from Continuing Operations

The following table presents the income tax expense (benefit) from continuing operations and the effective tax rates:

	Three Months Ended March 31,
	2013	2012
Income tax expense (benefit) from continuing operations (in thousands)	$(3,371)	$1,850
Effective tax rate	268.8%	13.0%

For the three months ended March 31, 2013, we recorded an income tax benefit of $3.4 million primarily due to impacts associated with proportional earnings from our operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during the quarter, $2.2 million of which was due to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, and $0.8 million of which was due to tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan. Our effective tax rate for the three months ended March 31, 2013 and 2012 was 268.8% and 13.0%, respectively. The effective tax rate differs from the U.S. federal statutory rate of 35% due primarily to favorable tax rates associated with certain earnings from our operations in lower-tax jurisdictions throughout the world, partially offset by non-deductible stock-based compensation expense.

As of March 31, 2013, the amount of gross unrecognized tax benefits was $23.7 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of March 31, 2013 and 2012, we had approximately $1.5 million and $2.2 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $2.5 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. Tax benefits realized from favorable tax rates for the quarter ended March 31, 2013 were not material in the aggregate and did not have a material impact on earnings per share.

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

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 15 to our Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments included in income from continuing operations for the three months ended March 31, 2013 and 2012. Results from discontinued operations have been excluded from our segments, which primarily impacted the Americas and EMEA segments and to a lesser extent our APAC segment. The revenues and operating results relating to our discontinued operations have been restated from the prior year period to conform to the current period presentation.

Segment contribution margin includes all segment revenues less the related cost of sales and direct marketing and sales expenses. Management allocates some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing, stock-based compensation costs, research and development costs, general and administrative costs, such as legal and accounting costs, acquisition-related costs, amortization of purchased intangible assets, restructuring costs, and interest and other income (expense), net. Effective January 1, 2013, we began to allocate certain services costs previously reported within the Americas segment into both the EMEA and APAC segments in order to more appropriately align costs among the segments with the associated revenues. As such, all prior periods reported were also reclassified to conform to the current year presentation.

The following is a summary of the financial information for each of our segments for the three months ended March 31, 2013 and 2012 (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended March 31, 2013:
Revenues	$170,981	$89,092	$78,679	$338,752
% of total revenues	51%	26%	23%	100%
Contribution margin	69,229	37,560	30,845	137,634
% of segment revenues	40%	42%	39%	41%

For the three months ended March 31, 2012:
Revenues	$165,226	$93,301	$87,183	$345,710
% of total revenues	48%	27%	25%	100%
Contribution margin	69,136	39,100	35,199	143,435
% of segment revenues	42%	42%	40%	41%

As of March 31, 2013: Gross accounts receivable	$92,320	$64,282	$63,103	$219,705
% of total gross accounts receivable	42%	29%	29%	100%
As of December 31, 2012: Gross accounts receivable	100,494	67,529	71,128	239,151
% of total gross accounts receivable	42%	28%	30%	100%

AMERICAS

	Three Months Ended		Increase (Decrease)
$ in thousands	March 31, 2013	March 31, 2012
Revenues	$170,981	$165,226	3%
Contribution margin	$69,229	$69,136	—
Contribution margin as % of Americas revenues	40%	42%	(2	)pts

Our Americas segment revenues increased by 3% in the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to increased revenues in the United States and Brazil, partially offset by decreases in Canada and Mexico. The increase in Americas segment revenues was primarily driven by increased revenues from UC group systems and, to a lesser extent, UC personal devices, partially offset by decreased UC platform revenues. Increases in UC group systems revenues were primarily driven by increased group voice and group video revenues, partially offset by decreased immersive telepresence revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Lync voice deployments as well as increased desktop video sales. UC platform revenues decreased primarily as a result of decreased sales of our RealPresence products and services, which were negatively impacted by lower public sector spending in North America.

In the three months ended March 31, 2013 and 2012, one channel partner in our Americas segment accounted for 33% and 29% of our Americas net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of Americas segment revenues decreased by 2 percentage points for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to lower gross margins partially offset by decreased direct sales and marketing expenses in both absolute dollars and as a percentage of revenues. The decrease in gross margins was primarily driven by lower product gross margins as a result of a product mix shift and increased product rebates and incentives. The decrease in direct sales and marketing expenses were due to lower headcount-related costs, including decreased commission expenses and headcount based allocations, partially offset by increased expenses associated with the outsourcing of the telesales group.

EMEA

	Three Months Ended		Decrease
$ in thousands	March 31, 2013	March 31, 2012
Revenues	$89,092	$93,301	(5)%
Contribution margin	$37,560	$39,100	(4)%
Contribution margin as % of EMEA revenues	42%	42%	—

Our EMEA segment revenues decreased by 5% in the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to lower sales of UC group systems, partially offset by increases in revenues from UC personal devices and, to a lesser extent, UC platform. UC group systems revenues decreased primarily due to decreases in group voice and group video revenues. The overall decline in EMEA segment revenues was primarily due to the current economic conditions in the region which resulted in a slowdown in IT spending. Revenues were down primarily in Germany, France, and the Nordic countries, partially offset by increases in the United Kingdom and Italy.

In the three months ended March 31, 2013 and 2012, one channel partner in our EMEA segment accounted for 11% and 12% of our EMEA net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of EMEA segment revenues remained flat for the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to slight increases in both gross margins and direct sales and marketing expenses as a percentage of revenues, which resulted in less than a percentage point change in contribution margin. The slight increase in gross margins was driven primarily by higher service gross margins, partially offset by lower product gross margins driven by a product mix shift. Direct sales and marketing expenses increased slightly as a percentage of revenues but decreased in absolute dollars, primarily due to decreased headcount-related costs and decreased overhead allocations as a result of decreased headcount in the three months ended March 31, 2013 as compared to the same period in 2012.

APAC

	Three Months Ended		Decrease
$ in thousands	March 31, 2013	March 31, 2012
Revenues	$78,679	$87,183	(10)%
Contribution margin	$30,845	$35,199	(12)%
Contribution margin as % of APAC revenues	39%	40%	(1	)pt

Our APAC segment revenues decreased by 10% in the three months ended March 31, 2013 as compared to the same period in 2012 primarily driven by decreases in UC group systems and, to a lesser extent, UC platform and UC personal devices. Decreases in UC group systems revenues in APAC were primarily driven by decreased group video and immersive telepresence revenues, and, to a lesser extent, decreased group voice revenues. Revenues decreased year-over-year primarily in China and, to a lesser extent, India, partially offset by an increase in Japan. The overall decline in our APAC segment revenues was primarily due to continuing slowdown of government spending and elongated sales cycles.

In the three months ended March 31, 2013 and 2012, two channel partners in our APAC segment, in aggregate, accounted for 28% and 36% of our APAC net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of APAC segment revenues decreased by 1 percentage point in the three months ended March 31, 2013 as compared to the same period in 2012, primarily due to higher direct sales and marketing expenses as a percentage of revenues, partially offset by a slight increase in gross margins as a percentage of revenues. Direct sales and marketing expenses increased as a percentage of revenues, primarily due to lower revenues. The increase in gross margins was primarily due to an increase in product gross margins driven by a product mix shift.

Discontinued Operations

On May 10, 2012, we entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with Mobile Devices Holdings, LLC, a Delaware limited liability corporation (“Mobile Devices”), pursuant to which we would divest our enterprise wireless voice solutions (“EWS”) business to an affiliate of Sun Capital Partners, Inc. On October 22, 2012, the Purchase Agreement was amended (the “Amended Purchase Agreement”). Per the terms of the Amended Purchase Agreement, Mobile Devices would acquire SpectraLink Corporation (“SpectraLink”), a wholly-owned subsidiary of Polycom, by purchasing all of the outstanding stock and an intercompany note of SpectraLink from Polycom. On December 4, 2012, we completed the disposition of the assets of the EWS business to Mobile Devices and received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in our consolidated financial statements for the year ended December 31, 2012. In the quarter ended March 31, 2013, we recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of a net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $57.0 million is payable over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, if it is realized or realizable. We have reported the results of operations of EWS as discontinued operations within the condensed consolidated statements of operations for all periods presented. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our discontinued operations.

Summarized results from discontinued operations were as follows (in thousands):

Three Months Ended March 31, 2012
Revenues	$21,758

Income from discontinued operations	4,025
Provision for income taxes	1,272

Income from discontinued operations, net of taxes	$2,753

There were no results from discontinued operations during the three months ended March 31, 2013, as the divestiture of the EWS business was completed in December 2012.

Liquidity and Capital Resources

As of March 31, 2013, our principal sources of liquidity included cash and cash equivalents of $502.9 million, short-term investments of $179.9 million and long-term investments of $45.6 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 10 of Notes to Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $7.1 million, which are in place to satisfy certain of our facility lease requirements as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments held in the United States totaled $281.7 million as of March 31, 2013, and the remaining $446.7 million was held by various foreign subsidiaries outside of the United States.

If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $49.0 million and $32.0 million in the three months ended March 31, 2013 and 2012, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2013 as compared to the same period in 2012 was primarily due to improved days sales outstanding and increased inventory turns over the prior year, partially offset by lower net income after adjusting for non-cash expenses.

The total net change in cash and cash equivalents for the three months ended March 31, 2013 was an increase of $25.8 million. The primary sources of cash were $49.0 million from operating activities, $22.0 million of net sales and maturities of investments, $13.2 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $0.6 million net cash received as a result of net working capital adjustment related to the sale of our EWS business. The primary uses of cash during this period were $38.0 million for share repurchases, $12.8 million for purchases of property and equipment, and $8.4 million cash paid for our acquisition of Sentri.

Our days-sales-outstanding (“DSO”) metric was 48 days at March 31, 2013 and 52 days at March 31, 2012. The decrease in DSO is primarily due to improved cash collections in the quarter ended March 31, 2013, as well as improved revenue linearity. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.7 turns at March 31, 2013 as compared to 5.1 turns at March 31, 2012. The increase in inventory turns was primarily due to a lower inventory balance at March 31, 2013 as compared to March 31, 2012 while cost of revenues remained relatively flat. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to the increased demands of our growing business.

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

From time to time, the Board of Directors approves plans to purchase shares of our common stock in the open market. During the three months ended March 31, 2013, we purchased 3.4 million shares of common stock in the open market for $34.2 million. During the three months ended March 31, 2012, we did not repurchase any shares of common stock in the open market. As of March 31, 2013, we were authorized to purchase up to an additional $39.1 million of shares in the open market under the current share repurchase plan.

At March 31, 2013, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $190.8 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $7.1 million, which are used to secure the leases on some of our foreign offices as well as other legal, tax, and insurance obligations.

The table set forth below shows, as of March 31, 2013, the future minimum lease payments due under our current lease obligations. There was no sublease income netted in the amounts below, as the amounts are not material. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of March 31, 2013 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long-Term Liabilities	Purchase Commitments
Remainder of 2013	$28,764	$4,592	$—	$190,744
2014	36,592	3,580	3,220	18
2015	30,468	2,661	2,649	—
2016	24,773	1,979	3,228	—
2017	20,942	1,411	2,105	—
Thereafter	68,788	2,933	14,493	—

Total payments	$210,327	$17,156	$25,695	$190,762

As discussed in Note 16 of our Notes to Condensed Consolidated Financial Statements, at March 31, 2013, we have unrecognized tax benefits, including related interest, totaling $25.2 million, $2.8 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2013 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three months ended March 31, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Standards Board (“FASB”) issued an accounting standard update that requires an entity to expand the disclosure of reclassifications out of accumulated other comprehensive income (“AOCI”). The update requires companies to present reclassifications by component when reporting changes in AOCI balances and to report the effect of significant reclassifications on the respective line items in net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted the guidance in the quarter ended March 31, 2013, and such adoption did not have a material impact on our Consolidated Financial Statements.

In December 2011, the FASB issued an accounting standard update that requires disclosure of the effect or potential effect of offsetting arrangements on a company’s financial position as well as enhanced disclosure of the rights of setoff associated with a company’s recognized assets and liabilities. In January 2013, the FASB issued another accounting standard update to clarify the scope of the standard issued in December 2011. We adopted the guidance in the quarter ended March 31, 2013, and such adoption did not have a material impact on our Consolidated Financial Statements.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our condensed consolidated balance sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, non-U.S. government securities and money market funds. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. If current market conditions deteriorate, we may realize losses on the sale of our investments or we may incur temporary impairment charges requiring us to record unrealized losses in cumulative other comprehensive income (loss). We could also incur additional other-than-temporary impairment charges resulting in realized losses in our condensed consolidated statements of operations, which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of March 31, 2013. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at March 31, 2013 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 3/31/2013	+50 BPS	+100 BPS	+150 BPS
$226,444	$ 226,159	$ 225,874	$225,589	$ 225,304	$ 225,019	$ 224,734

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

As of March 31, 2013, we had outstanding forward exchange contracts to sell 3.4 million Brazilian Real at 2.00, sell 28.5 million Euros at 1.31, sell 2.0 million British Pounds at 1.51, sell 27.0 million Israeli Shekels at 3.69, sell 329.8 million Japanese Yen at 92.46, and sell 9.1 million Mexican Pesos at 12.89. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of March 31, 2013, we also had net outstanding foreign exchange contracts to sell 24.1 million Euros at 1.34, sell 3.8 million British Pounds at 1.57 and buy 39.4 million Israeli Shekels at 3.88. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues, cost of revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekels. As of March 31, 2013, we had no outstanding foreign exchange contracts that have maturities of 360 days or less. As of March 31, 2013, we had net outstanding foreign exchange contracts to sell 34.8 million Euros at 1.36, buy 5.3 million British Pounds at 1.57, and buy 80.0 million Israeli Shekels at 3.88. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of March 31, 2013, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 11 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Polycom’s management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our competitive environment also differs by geography. Cisco Systems is our primary global competitor in all theaters and categories in which we compete. We also compete globally with ClearOne Communications with respect to certain UC personal and UC group products. In the Asia Pacific region, we also compete with China-based competitors such as Huawei, ZTE Corporation, as well as Sony, Snom, and Yealink.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery and European and domestic debt and budget issues, continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. For example, in the first quarter of 2013, we saw weakening demand and longer sales cycles in the public sector, which includes federal, state and local governments, as well as healthcare and education, which we believe were due in large part to budget constraints. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. For example, in the first quarter of 2013, we saw weakening demand in Europe and our EMEA segment revenues declined year-over-year by 5%. Further, we have recently seen slower growth than we anticipated in China, India, Brazil, and other growth markets, which we believe is due in part to macro-economic factors. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from on premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or through a browser, evolving industry standards and frequent new product introductions, including an increased emphasis on software products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, SMBs, and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these markets, then our revenues may not grow as anticipated and our business may ultimately be harmed. Given the competitive nature of the mobile industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues. Further, we are sponsoring the Open Visual Communications ConsortiumTM (“OVCCTM”) to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The OVCC may not be as successful as we have planned, which could negatively impact our ability to deliver solutions for these markets.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom RealPresence Mobile solution is dependent on enterprise adoption of video technology and cloud-based delivery solutions on mobile devices. If the mobile video market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC&C solutions will drive increased demand for our UC platform products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted, which could materially impact our revenues and results of operations.

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

As of March 31, 2013, our goodwill was approximately $559.7 million and other purchased intangible assets was approximately $53.5 million, which together represent a significant portion of the assets recorded on our condensed consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the first quarter of 2013, approximately 48% of our quarterly revenues were recognized in the third month of the quarter. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

We have OEM agreements with major telecommunications equipment manufacturers, such as Avaya and Cisco Systems, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult. Our OEM partners may decide to enter into a new OEM partnership with a company other than us, such as the recent announcement that Cisco Systems has selected a different vendor to develop its latest IP conference phones, or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as a result of our more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to non-Polycom communications equipment, or to offer new products from our competitors, which would negatively affect our business and results of operations.

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

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. As a result of these conflicts, there is the potential for our channel and strategic partners to compete head-to-head with us or to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call manager providers and wireless UC platform providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, which would adversely affect our revenues and could potentially strain our existing relationships with these companies.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In the quarter ended March 31, 2013 and 2012, international revenues represented 58% and 61% of our total revenues, respectively. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

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

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, we increased operating income by $1.1 million, $2.2 million, $0.1 million, and $0.3 million in the first, second, third, and fourth quarters of 2012, respectively, and $0.7 million in the first quarter of 2013.

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

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business and to reduce our operating costs. Such restructuring actions resulted in charges to operations of $5.4 million and $2.9 million during the quarter ended March 31, 2013 and 2012, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures which may impact our operations.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write-down the value of our investments. For the quarter ended March 31, 2013 and 2012, we did not recognize any other-than-temporary impairment or losses on our investments.

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

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity based upon settlement date during the quarter ended March 31, 2013:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
1/1/13 to 1/31/13	780	$11.40	—	$72,787,000
2/1/13 to 2/28/13	1,089,755	$9.61	695,842	$66,141,000
3/1/13 to 3/31/13	2,671,969	$10.32	2,671,827	$39,135,000

Total	3,762,504	$10.53	3,367,669

(1)	Includes 394,835 shares repurchased in January through March 2013 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)	In May 2008, we announced that our Board of Directors approved a share repurchase plan under which we may at our discretion purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). In addition, in May 2012, our Board of Directors approved an increase in our share repurchase authorization to include the net proceeds from the sale of our EWS business, which was completed in December 2012, or net proceeds of $50.3 million through March 31, 2013, including $0.6 million from the net working capital adjustment we received in the quarter ended March 31, 2013. As of March 31, 2013, we were authorized to purchase up to an additional $39.1 million of shares in the open market under the 2008 share repurchase plan. These shares of common stock have been retired and reclassified as authorized and unissued shares. The 2008 share repurchase plan does not have an expiration date but is limited by the dollar amount authorized.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4.	MINE SAFETY DISCLOSURES

Not Applicable.

Item 5.	OTHER INFORMATION

Not Applicable.

Item 6.	EXHIBITS

Exhibit No.	Description

10.1*	Separation Agreement and Release with Sudhakar Ramakrishna, dated March 11, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2013).

10.2(1)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.3*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective January 31, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2013).

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2013

POLYCOM, INC.

/s/ ANDREW M. MILLER
Andrew M. Miller
President and Chief Executive Officer
(Principal Executive Officer)

/s/ ERIC F. BROWN
Eric F. Brown
Chief Operating Officer, Chief Financial Officer, and
Executive Vice President
(Principal Financial Officer)

/s/ LAURA J. DURR
Laura J. Durr
Senior Vice President and Worldwide Controller
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1*	Separation Agreement and Release with Sudhakar Ramakrishna, dated March 11, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2013).

10.2(1)*	Form of Restricted Stock Unit Agreement for Non-Employee Directors.

10.3*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective January 31, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 6, 2013).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
**	XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Exchange Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Filed herewith.