Form 10-Q
period 2013-06-30
POLYCOM INC
filed 2013-08-06
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange ct).    Yes  ☐    No   ☒

There were 169,622,827 shares of the Company’s Common Stock, par value $.0005, outstanding on July 26, 2013.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$464,207	$477,073
Short-term investments	145,683	197,196
Trade receivables, net of allowance for doubtful accounts of $ 2,671 and $ 2,921 at June 30, 2013 and December 31, 2012, respectively	205,315	194,654
Inventories	100,228	99,960
Deferred taxes	48,699	48,916
Prepaid expenses and other current assets	54,648	52,539
Total current assets	1,018,780	1,070,338
Property and equipment, net	129,817	133,319
Long-term investments	84,465	50,333
Goodwill	559,816	553,819
Purchased intangibles, net	49,702	54,983
Deferred taxes	27,776	28,406
Other assets	29,072	21,238
Total assets	$1,899,428	$1,912,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$101,371	$89,983
Accrued payroll and related liabilities	35,157	39,469
Taxes payable	4,176	4,736
Deferred revenue	168,246	158,482
Other accrued liabilities	61,146	63,018
Total current liabilities	370,096	355,688
Non-current liabilities
Long-term deferred revenue	90,744	91,061
Taxes payable	17,009	15,598
Deferred taxes	227	236
Other non-current liabilities	26,619	22,079
Total non-current liabilities	134,599	128,974
Total liabilities	504,695	484,662
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 170,327,354 shares at June 30, 2013 and 175,323,885 shares at December 31, 2012	35	38
Additional paid-in capital	1,321,690	1,326,436
Retained earnings	67,097	97,104
Accumulated other comprehensive income	5,911	4,196
Total stockholders’ equity	1,394,733	1,427,774
Total liabilities and stockholders’ equity	$1,899,428	$1,912,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Product revenues	$251,422	$272,279	$497,551	$533,555
Service revenues	93,812	86,221	186,435	170,656
Total revenues	345,234	358,500	683,986	704,211
Cost of revenues:
Cost of product revenues	105,286	109,498	207,164	214,628
Cost of service revenues	38,350	35,080	76,127	69,324
Total cost of revenues	143,636	144,578	283,291	283,952
Gross profit	201,598	213,922	400,695	420,259
Operating expenses:
Sales and marketing	109,657	118,021	218,372	230,188
Research and development	54,628	49,726	110,563	99,428
General and administrative	24,299	23,682	47,993	44,999
Amortization of purchased intangibles	2,545	2,479	5,047	4,806
Restructuring costs	4,329	12,735	9,752	15,658
Acquisition-related costs	49	3,545	3,372	5,459
Total operating expenses	195,507	210,188	395,099	400,538
Operating income	6,091	3,734	5,596	19,721
Interest and other income (expense), net	(384)	(993)	(1,143)	(2,780)
Income from continuing operations before provision for (benefit from) income taxes	5,707	2,741	4,453	16,941
Provision for (benefit from) income taxes	412	779	(2,959)	2,814
Net income from continuing operations	5,295	1,962	7,412	14,127
Income from discontinued operations, net of taxes	—	4,313	—	7,065
Gain from sale of discontinued operations, net of taxes	—	—	459	—
Net income	$5,295	$6,275	$7,871	$21,192
Basic net income per share:
Net income per share from continuing operations	$0.03	$0.01	$0.04	$0.08
Income per share from discontinued operations, net of taxes	—	0.02	—	0.04
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
Basic net income per share	$0.03	$0.04	$0.05	$0.12
Diluted net income per share:
Net income per share from continuing operations	$0.03	$0.01	$0.04	$0.08
Income per share from discontinued operations, net of taxes	—	0.02	—	0.04
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
Diluted net income per share	$0.03	$0.04	$0.04	$0.12
Number of shares used in computation of net income per share:
Basic	171,542	177,720	173,810	177,574
Diluted	175,591	179,047	177,366	179,768

Note that earnings per share amounts for continuing operations, discontinued operations and net income, as presented above, are calculated individually and may not sum due to rounding differences.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Net income	$5,295	$6,275	$7,871	$21,192
Other comprehensive income, net of tax:
Foreign currency translation adjustments	429	(2,202)	493	(1,146)
Unrealized gains/(losses) on investments:
Unrealized holding gains/losses arising during the period	(74)	(75)	(86)	(60)
Net gains/losses reclassified into earnings	5	—	71	—
Net unrealized gains/(losses) on investments	(69)	(75)	(15)	(60)
Unrealized gains/(losses) on hedging securities:
Unrealized hedge gains/losses arising during the period	(594)	3,101	2,363	1,540
Net gains/losses reclassified into earnings for revenue hedges	153	(3,942)	(474)	(6,318)
Net gains/losses reclassified into earnings for expense hedges	(565)	1,808	(652)	3,057
Net unrealized gains/(losses) on hedging securities	(1,006)	967	1,237	(1,721)
Other comprehensive income (loss)	(646)	(1,310)	1,715	(2,927)
Comprehensive income	$4,649	$4,965	$9,586	$18,265

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$7,871	$21,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,242	29,530
Amortization of purchased intangibles	7,581	11,439
Provision for doubtful accounts	—	550
Provision for excess and obsolete inventories	3,860	4,828
Stock-based compensation	36,100	41,024
Excess tax benefits from stock-based compensation	(436)	(5,634)
Loss on disposal of property and equipment	1,742	3,231
Net gain on sale of discontinued operations	(459)	—
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(8,235)	(1,224)
Inventories	(4,128)	(10,497)
Deferred taxes	847	(9,635)
Prepaid expenses and other assets	(8,720)	(3,181)
Accounts payable	6,619	(22,822)
Taxes payable	(1,394)	3,987
Other accrued liabilities and deferred revenue	6,774	10,657
Net cash provided by operating activities	81,264	73,445
Cash flows from investing activities:
Purchases of property and equipment	(27,560)	(35,513)
Purchases of investments	(136,196)	(142,565)
Proceeds from sale of investments	10,358	14,790
Proceeds from maturity of investments	143,205	123,873
Net cash received from sale of discontinued operations	556	—
Net cash paid in purchase acquisitions	(8,350)	(4,583)
Net cash used in investing activities	(17,987)	(43,998)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	13,850	15,147
Purchase and retirement of common stock	(90,429)	(30,818)
Excess tax benefits from stock-based compensation	436	5,634
Net cash used in financing activities	(76,143)	(10,037)
Net (decrease) increase in cash and cash equivalents	(12,866)	19,410
Cash and cash equivalents, beginning of period	477,073	375,441
Cash and cash equivalents, end of period	$464,207	$394,851

The condensed consolidated statements of cash flows include combined cash flows from continuing operations along with discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2013, the condensed consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended June 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 30, 2013 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain prior year service costs have been reclassified amongst our segments to conform to the current year presentation in order to more appropriately align those costs with the associated revenues. See Note 15.

Revision of Prior Period Financial Statements

During the quarter ended June 30, 2013, the Company discovered an error that impacted the Company’s previously issued interim and annual consolidated financial statements for the fiscal years ended December 31, 2010 through 2012 and the quarter ended March 31, 2013. The error was related to certain royalty related expenses not being properly allocated between the Company’s U.S. entity and its international subsidiary which led to an understated income tax provision in FY2010 through FY2012.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material to any of the prior reporting periods, and therefore, amendments of previously filed reports are not required. However, if the entire correction was recorded in the current quarter of 2013, the cumulative amount would be material in the year ending December 31, 2013 and would impact comparisons to prior periods. As such, the revisions for these corrections are reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The following tables set forth a summary of the revisions to the (Condensed) Consolidated Financial Statements for the periods indicated:

	March 31, 2013			December 31, 2012			December 31, 2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
(Condensed) Consolidated Balance Sheets and Statements of Stockholders’ Equity
Prepaid expenses and other current assets	$55,592	$(2,915)	$52,677	$55,454	$(2,915)	$52,539	$51,241	$(1,504)	$49,737
Total current assets	$1,064,708	$(2,915)	$1,061,793	$1,073,253	$(2,915)	$1,070,338	$994,408	$(1,504)	$992,904
Total assets	$1,908,130	$(2,915)	$1,905,215	$1,915,351	$(2,915)	$1,912,436	$1,844,805	$(1,504)	$1,843,301
Retained earnings	$87,791	$(2,915)	$84,876	$100,019	$(2,915)	$97,104	$118,265	$(1,504)	$116,761
Total stockholders’ equity	$1,426,758	$(2,915)	$1,423,843	$1,430,689	$(2,915)	$1,427,774	$1,370,116	$(1,504)	$1,368,612
Total liabilities and stockholders’ equity	$1,908,130	$(2,915)	$1,905,215	$1,915,351	$(2,915)	$1,912,436	$1,844,805	$(1,504)	$1,843,301

	Year Ended December 31, 2012			Year Ended December 31, 2011			Year Ended December 31, 2010
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Operations
Provision for income taxes for continuing operations	$38,056	$1,411	$39,467	$5,246	$978	$6,224	$12,159	$526	$12,685

Net income (loss) from continuing operations	$(35,558)	$(1,411)	$(36,969)	$125,908	$(978)	$124,930	$66,655	$(526)	$66,129
Net income (loss)	$9,755	$(1,411)	$8,344	$135,814	$(978)	$134,836	$68,409	$(526)	$67,883
Basic Net Income (loss) Per Share:
Net income (loss) per share from continuing operations	$(0.20)	$(0.01)	$(0.21)	$0.71	$(0.00)	$0.71	$0.39	$(0.00)	$0.39
Basic net income (loss) per share	$0.06	$(0.01)	$0.05	$0.77	$(0.01)	$0.76	$0.40	$(0.00)	$0.40
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.20)	$(0.01)	$(0.21)	$0.69	$(0.00)	$0.69	$0.38	$(0.01)	$0.37
Diluted net income per share	$0.06	$(0.01)	$0.05	$0.75	$(0.01)	$0.74	$0.39	$(0.01)	$0.38

Consolidated Statements of Comprehensive Income
Net income	$9,755	$(1,411)	$8,344	$135,814	$(978)	$134,836	$68,409	$(526)	$67,883
Comprehensive income	$8,341	$(1,411)	$6,930	$140,312	$(978)	$139,334	$70,483	$(526)	$69,957
Consolidated Statements of Cash Flows
Operating activities
Net income	$9,755	$(1,411)	$8,344	$135,814	$(978)	$134,836	$68,409	$(526)	$67,883
Changes in prepaid expenses and other current assets	$(8,835)	$1,411	$(7,424)	$(3,190)	$978	$(2,212)	$(29,537)	$526	$(29,011)
Net cash provided by operating activities	$186,980	$—	$186,980	$299,645	$—	$299,645	$143,400	$—	$143,400

	Three Months Ended March 31, 2012				Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	As Previously Reported	Adjustment	As Revised		As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations
Provision for income taxes for continuing operations	$1,850	$185		$2,035	$509	$270	$779	$2,359	$455	$2,814

Net income from continuing operations	$12,349	$(185)		$12,164	$2,232	$(270)	$1,962	$14,582	$(455)	$14,127
Net income	$15,102	$(185)		$14,917	$6,545	$(270)	$6,275	$21,647	$(455)	$21,192
Basic Net Income Per Share:			$
Net income per share from continuing operations	$0.07	$(0.00)		$0.07	$0.01	$(0.00)	$0.01	$0.08	$(0.00)	$0.08
Basic net income per share	$0.09	$(0.00)		$0.08	$0.04	$(0.00)	$0.04	$0.12	$(0.00)	$0.12
Diluted net income per share:
Net income per share from continuing operations	$0.07	$(0.00)		$0.07	$0.01	$(0.00)	$0.01	$0.08	$(0.00)	$0.08
Diluted net income per share	$0.08	$(0.00)		$0.08	$0.04	$(0.00)	$0.04	$0.12	$(0.00)	$0.12

Condensed Consolidated Statements of Comprehensive Income
Net income	$15,102	$(185)		$14,917	$6,545	$(270)	$6,275	$21,647	$(455)	$21,192
Comprehensive income	$13,484	$(185)		$13,299	$5,235	$(270)	$4,965	$18,720	$(455)	$18,265
Condensed Consolidated Statements of Cash Flows
Operating activities
Net income	$15,102	$(185)		$14,917				$21,647	$(455)	$21,192
Changes in prepaid expenses and other current assets	$(10,132)	$185		$(9,947)				$(3,636)	$455	$(3,181)
Net cash provided by operating activities	$32,037	$—		$32,037				$73,445	$—	$73,445

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). With the exception of the accounting standards update discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2013, that are of significance or potential significance to the Company.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. The Company is currently assessing the potential impact on the adoption of this guidance on its consolidated financial statements.

In March 2013, the FASB issued an accounting standard update which requires the release of cumulative translation adjustments into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. The Company does not expect any material impact on the adoption of this guidance on its consolidated financial statements.

In February 2013, the FASB issued an accounting standard update that requires an entity to expand the disclosure of reclassifications out of accumulated other comprehensive income (“AOCI”). The update requires companies to present reclassifications by component when reporting changes in AOCI balances and to report the effect of significant reclassifications on the respective line items in net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. The Company adopted the guidance in the quarter ended March 31, 2013, and such adoption did not have a material impact on its consolidated financial statements.

In December 2011, the FASB issued an accounting standard update that requires disclosure of the effect or potential effect of offsetting arrangements on a company’s financial position as well as enhanced disclosure of the rights of setoff associated with a company’s recognized assets and liabilities. In January 2013, the FASB issued another accounting standard update to clarify the scope of the standard issued in December 2011. The Company adopted the guidance in the quarter ended March 31, 2013, and such adoption did not have a material impact on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. The Company received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in its consolidated financial statements for the year ended December 31, 2012. In the six months ended June 30, 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of the final net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $57.0 million is payable over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. In accordance with accounting guidance, the Company has included the results of operations of EWS in discontinued operations within the condensed consolidated statements of operations for all periods presented.

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$20,787	$42,544
Income from discontinued operations	6,403	10,427
Provision for income taxes	2,090	3,362
Income from discontinued operations, net of taxes	$4,313	$7,065

There were no results from discontinued operations during the three and six months ended June 30, 2013, as the divestiture of the EWS business was completed in December 2012.

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

The total preliminary purchase price was allocated to the net tangible and intangible assets based upon their fair values at March 1, 2013 with the excess amount recorded as goodwill. The goodwill is primarily attributable to the expertise of former Sentri employees in Microsoft technologies and expected synergies from the combined company, and is not deductible for tax purposes. The Company has included the financial results of Sentri in its condensed consolidated financial statements from the date of acquisition. Pro forma and actual results of operations of the acquisition were not material to the Company’s condensed consolidated financial statements.

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

In the three months ended June 30, 2013, total transactions entered pursuant to the terms of the Financing Agreement were approximately $25.7 million, of which $23.0 million was related to the sale of the financial assets arrangement. In the six months ended June 30, 2013, total transactions entered were approximately $50.6 million, of which $45.2 million was related to the sale of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of June 30, 2013 and December 31, 2012 was approximately $16.6 million and $15.4 million, respectively, of which $15.0 million and $12.4 million, respectively, was related to the accounts receivable sold, and is included in “Trade receivables” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.4 million and $0.7 million for the three and six months ended June 30, 2013, respectively, and were recorded as reductions to revenues. There were no such transactions in the three and six months ended June 30, 2012.

6. GOODWILL AND PURCHASED INTANGIBLES

The following table presents details of the Company’s goodwill by segment during the six months ended June 30, 2013 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2012	$302,768	$101,882	$149,169	$553,819
Sentri acquisition	5,866	—	—	5,866
Foreign currency translation	—	—	131	131
Balance at June 30, 2013	$308,634	$101,882	$149,300	$559,816

The following table presents details of the Company’s total purchased intangible assets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$81,178	$(70,086)	$11,092	$81,178	$(67,514)	$13,664
Customer and partner relationships	79,525	(43,998)	35,527	79,025	(39,578)	39,447
Non-compete agreements	1,800	(200)	1,600	—	—	—
Trade name	3,400	(2,991)	409	3,400	(2,746)	654
Other	4,462	(4,306)	156	4,462	(4,162)	300
Finite-lived intangible assets	170,365	(121,581)	48,784	168,065	(114,000)	54,065
Indefinite life trade name	918	—	918	918	—	918
Total	$171,283	$(121,581)	$49,702	$168,983	$(114,000)	$54,983

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

The following table summarizes the amortization expenses recorded in the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Amortization of purchased intangibles in cost of product revenues	$1,248	$1,909	$2,496	$3,819
Amortization of purchased intangibles in operating expenses	2,545	2,479	5,047	4,806
Total amortization expenses	$3,793	$4,388	$7,543	$8,625

Amortization of intangibles is not allocated to the Company’s segments.

The estimated future amortization expense of purchased intangible assets as of June 30, 2013 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2013	$7,478
2014	14,510
2015	12,226
2016	9,880
2017	4,690
Total	$48,784

7. RESTRUCTURING COSTS

The Company recorded $4.3 million and $12.7 million during the three months ended June 30, 2013 and 2012, respectively, and $9.8 million and $15.7 million during the six months ended June 30, 2013 and 2012, respectively, in restructuring costs. In 2013, the costs were related to restructuring actions that resulted from the consolidation and elimination of certain facilities as well as the elimination or relocation of engineering positions that were primarily as a result of downsizing the Company’s Burnaby, Canada location as part of restructuring plans approved by management. These actions are generally intended to consolidate operations in order to gain efficiencies and reallocate resources to more strategic growth areas of the business.

The following table summarizes the status of the Company’s restructuring reserves (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2012	$1,362	$7,464	$8,826
Additions to the reserve	3,662	7,260	10,922
Non-cash write-off of leasehold improvements	—	(1,142)	(1,142)
Cash payments and other usage	(3,405)	(2,623)	(6,028)
Balance at June 30, 2013	$1,619	$10,959	$12,578

As of June 30, 2013, the restructuring reserve is primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. Discount rates, cash flow projections and sublease assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change.

8. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Inventories consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Raw materials	$2,119	$1,871
Work in process	917	799
Finished goods	97,192	97,290
	$100,228	$99,960

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Non-trade receivables	$7,252	$10,463
Prepaid expenses	37,453	35,489
Derivative assets	6,473	4,158
Other current assets	3,470	2,429
	$54,648	$52,539

Deferred revenues consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Short-term:
Service	$166,422	$156,487
Product	424	595
License	1,400	1,400
	$168,246	$158,482
Long-term:
Service	$85,669	$85,286
License	5,075	5,775
	$90,744	$91,061

Other accrued liabilities consist of the following (in thousands):

	June 30, 2013	December 31, 2012
Accrued expenses	$18,959	$19,165
Accrued co-op expenses	4,650	4,571
Restructuring reserves	6,383	5,347
Warranty obligations	9,686	10,475
Derivative liabilities	2,665	3,273
Employee stock purchase plan withholdings	9,147	10,186
Other accrued liabilities	9,656	10,001
	$61,146	$63,018

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

Changes in the warranty obligation, which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets, during the periods, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$9,715	$10,374	$10,475	$10,577
Accruals for warranties issued during the period	4,493	4,052	8,112	8,191
Actual charges against warranty reserve during the period	(4,522)	(4,476)	(8,901)	(8,818)
Balance at end of period	$9,686	$9,950	$9,686	$9,950

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

Deferred services revenue of $166.4 million and $156.5 million is short-term and is included as a component of “Deferred revenue” as of June 30, 2013 and December 31, 2012, respectively, and $85.7 million and $85.3 million is long-term and is included in “Long-term deferred revenue” as of June 30, 2013 and December 31, 2012, respectively, on the condensed consolidated balance sheets.

Changes in the three and six months ended June 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Balance at beginning of period	$246,019	$225,314	$241,773	$212,178
Additions to deferred services revenue	92,647	83,337	180,399	172,618
Amortization of deferred services revenue	(86,575)	(79,036)	(170,081)	(155,181)
Balance at end of period	$252,091	$229,615	$252,091	$229,615

The cost of providing these services for the three and six months ended June 30, 2013 was $37.0 million and $73.4 million, respectively. The cost of providing these services for the three and six months ended June 30, 2012 was $33.7 million and $66.7 million, respectively.

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

10. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company had cash and cash equivalents of $464.2 million and $477.1 million at June 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At June 30, 2013, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2013:
Investments—Short-term:
U.S. government securities	$15,571	$3	$(1)	$15,573
U.S. government agency securities	48,034	16	—	48,050
Non-U.S. government securities	9,045	2	—	9,047
Corporate debt securities	73,014	18	(19)	73,013
Total investments – short-term	$145,664	$39	$(20)	$145,683
Investments—Long-term:
U.S. government securities	$22,414	$2	$(7)	$22,409
U.S. government agency securities	34,008	12	(23)	33,997
Non-U.S. government securities	6,594	6	(2)	6,598
Corporate debt securities	21,490	1	(30)	21,461
Total investments – long-term	$84,506	$21	$(62)	$84,465

Balances at December 31, 2012:
Investments—Short-term:
U.S. government securities	$24,205	$3	$—	$24,208
U.S. government agency securities	101,036	39	(5)	101,070
Non-U.S. government securities	1,527	—	—	1,527
Corporate debt securities	70,386	20	(15)	70,391
Total investments – short-term	$197,154	$62	$(20)	$197,196
Investments—Long-term:
U.S. government securities	$6,396	$4	$—	$6,400
U.S. government agency securities	22,145	17	(2)	22,160
Non-U.S. government securities	422	—	—	422
Corporate debt securities	21,368	—	(17)	21,351
Total investments – long-term	$50,331	$21	$(19)	$50,333

As of June 30, 2013, the Company’s total cash and cash equivalents and investments held in the United States totaled $233.0 million with the remaining $461.4 million held by various foreign subsidiaries outside of the United States.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2013:
U.S. government securities	$21,536	$(7)	$—	$—	$21,536	$(7)
U.S. government agencies securities	26,946	(23)	—	—	26,946	(23)
Non-U.S. government securities	7,115	(3)	—	—	7,115	(3)
Corporate debt securities	48,623	(46)	2,999	(3)	51,622	(49)
Total investments	$104,220	$(79)	$2,999	$(3)	$107,219	$(82)
December 31, 2012:
U.S. government agency securities	$21,768	$(7)	$—	$—	$21,768	$(7)
Corporate debt securities	43,743	(32)	1,999	—	45,742	(32)
Total investments	$65,511	$(39)	$1,999	$—	$67,510	$(39)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings or other comprehensive income. During the three and six months ended June 30, 2013 and 2012, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. The Company did not record such impairment charges during the three and six months ended June 30, 2013 and 2012. The cost of these investments at both June 30, 2013 and December 31, 2012 was $2.0 million, and is recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the six months ended June 30, 2013. The Company does not hold any investments classified as Level 3 as of June 30, 2013 and December 31, 2012.

As of June 30, 2013, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (50%), corporate bonds (26%), commercial paper (16%), non-U.S. Government securities (7%), and money market funds (1%). Included in available-for-sale securities is approximately $18.3 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

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

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at June 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at June 30, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$248,441	$2,696	$245,745
Foreign currency forward contracts (b)	$6,473	$—	$6,473
Liabilities:
Foreign currency forward contracts (c)	$2,665	$—	$2,665

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$260,792	$795	$259,997
Foreign currency forward contracts (b)	$4,158	$—	$4,158
Liabilities:
Foreign currency forward contracts (c)	$3,273	$—	$3,273

(a)	Included in cash and cash equivalents, and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in short-term derivative assets as prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative liabilities as other accrued liabilities on the Company’s condensed consolidated balance sheets.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2013 of the outstanding non-designated hedges (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	1,920	$867	Buy	—	$—	—
Brazilian Real	3,321	$1,527	Sell	—	$—	—
Euro	25,043	$32,568	Buy	11,758	$14,988	Buy
Euro	50,159	$65,241	Sell	24,833	$32,137	Sell
British Pound	4,041	$6,134	Buy	8,454	$13,305	Buy
British Pound	2,891	$4,429	Sell	12,221	$19,299	Sell
Israeli Shekel	26,452	$7,285	Buy	51,030	$12,814	Buy
Israeli Shekel	62,761	$17,154	Sell	—	$—	—
Japanese Yen	316,349	$3,188	Buy	—	$—	—
Japanese Yen	681,796	$6,817	Sell	—	$—	—
Mexican Peso	8,373	$641	Buy	—	$—	—
Mexican Peso	17,777	$1,366	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		June 30, 2013	June 30, 2012
Foreign exchange contracts	Interest and other income (expense), net	$1,601	$865

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

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the six months ended June 30, 2013 and 2012 (in thousands):

Six Months Ended June 30, 2013:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$2,363	Product revenues	$474	Interest and other income (expense), net	$160
		Cost of revenues	48
		Sales and marketing	(107)
		Research and development	652
		General and administrative	59
Total	$2,363		$1,126		$160

Six Months Ended June 30, 2012:
Foreign exchange contracts	$1,540	Product revenues	$6,318	Interest and other income (expense), net	$(109)
		Cost of revenues	(569)
		Sales and marketing	(947)
		Research and development	(540)
		General and administrative	(1,001)
Total	$1,540		$3,261		$(109)

(a)

For both the six months ended June 30, 2013 and 2012, there were no gains or losses recorded for the ineffective portion. For the six months ended June 30, 2013 and 2012, the gains and losses recorded related to the excluded time value portion of the hedge were immaterial.

As of June 30, 2013, the Company estimated that all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the three and six months ended June 30, 2013 and 2012, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at June 30, 2013 of the outstanding cash flow hedges, all of which are carried at fair value on the condensed consolidated balance sheets (foreign currency and dollar amounts in thousands):

	Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions
Euro	27,767	$36,545	Buy
Euro	57,407	$77,051	Sell
British Pound	23,042	$35,976	Buy
British Pound	19,059	$29,585	Sell
Israeli Shekel	91,114	$24,158	Buy

There were no outstanding cash flow hedge contracts with original maturities of 360 days or less at June 30, 2013. The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of June 30, 2013 and December 31, 2012. See Note 10 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Derivative assets (a):
Foreign exchange contracts	$3,909	$2,992	$2,564	$1,166
Derivative liabilities (b):
Foreign exchange contracts	$1,591	$1,760	$1,074	$1,513

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

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

The following table sets forth the offsetting of derivative assets as of June 30, 2013 and December 31, 2012 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2013:
Barclays	$3,292	$—	$3,292	$(1,682)	$—	$1,610
Bank of America	2,974	—	2,974	(866)	—	2,108
HSBC	43	—	43	(8)	—	35
Morgan Stanley	164	—	164	(109)	—	55
Total	$6,473	$—	$6,473	$(2,665)	$—	$3,808
As of December 31, 2012:
Barclays	$1,961	$—	$1,961	$(1,408)	$—	$553
Bank of America	2,008	—	2,008	(1,718)	—	290
HSBC	—	—	—	—	—	—
Morgan Stanley	189	—	189	(101)	—	88
Total	$4,158	$—	$4,158	$(3,227)	$—	$931

The following table sets forth the offsetting of derivative liabilities as of June 30, 2013 and December 31, 2012 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2013:
Barclays	$1,682	$—	$1,682	$(1,682)	$—	$—
Bank of America	866	—	866	(866)	—	—
HSBC	8	—	8	(8)	—	—
Morgan Stanley	109	—	109	(109)	—	—
Total	$2,665	$—	$2,665	$(2,665)	$—	$—
As of December 31, 2012:
Barclays	$1,408	$—	$1,408	$(1,408)	$—	$—
Bank of America	1,718	—	1,718	(1,718)	—	—
HSBC	46	—	46	—	—	46
Morgan Stanley	101	—	101	(101)	—	—
Total	$3,273	$—	$3,273	$(3,227)	$—	$46

12. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and six months ended June 30, 2013, the Company repurchased approximately 4.7 million and 8.1 million shares of common stock, respectively, in the open market for $50.3 million and $84.5 million of cash, respectively. During the three and six months ended June 30, 2012, the Company repurchased 1.7 million shares of common stock in the open market for cash of $20.0 million. As of June 30, 2013, the Company was authorized to purchase up to an additional $88.8 million of shares in the open market under the current share repurchase plan.

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component for the six months ended June 30, 2013 (in thousands). The tax effects were not shown separately, as the impacts were not material.

Six Months Ended June 30, 2013	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2012	$1,014	$2	$3,180	$4,196
Other comprehensive income before reclassifications	2,363	(86)	493	2,770
Amounts reclassified from accumulated other comprehensive income (a)	(1,126)	71	—	(1,055)
Net current-period other comprehensive income	1,237	(15)	493	1,715
Balance as of June 30, 2013	$2,251	$(13)	$3,673	$5,911

(a)

See Note 11 of Notes to Condensed Consolidated Financial Statements for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Other income and (expense), net” in the condensed consolidated statement of operations for the six months ended June 30, 2013, net of taxes.

13. STOCK-BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three and six months ended June 30, 2013 and 2012 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cost of sales – product	$705	$793	$1,566	$1,751
Cost of sales – service	1,645	1,693	3,121	3,032
Stock-based compensation expense included in cost of sales	2,350	2,486	4,687	4,783
Sales and marketing	7,218	9,659	13,854	17,303
Research and development	4,189	4,852	8,910	9,399
General and administrative	4,572	5,497	8,649	8,761
Stock-based compensation expense included in operating expenses	15,979	20,008	31,413	35,463
Stock-based compensation expense related to employee equity awards and employee stock purchases	18,329	22,494	36,100	40,246
Tax benefit	6,014	4,177	13,003	5,604
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$12,315	$18,317	$23,097	$34,642

Stock-based compensation expense is not allocated to segments because it is separately managed at the corporate level. No stock-based compensation was capitalized during the three and six months ended June 30, 2013 and 2012 due to these amounts being immaterial.

Valuation Assumptions

Non-qualified stock options

During the six months ended June 30, 2012, the Company granted 479,571 non-qualified stock option shares to certain employees. Per the terms of the option grant, 50% of the options vest on the one year anniversary of the grant date and the remaining 50% will vest on the second anniversary of the grant date. The Company did not grant any stock options during the three and six months ended June 2013. The stock-based compensation cost recognized in connection with the non-qualified stock options was $0.1 million for both the three and six months ended June 30, 2012, and was $0.2 million and $0.6 million for the three and six months ended June 30, 2013, respectively. The weighted-average estimated fair value of non-qualified stock options granted during the three and six months ended June 30, 2012 was $4.45 per share.

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

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and six months ended June 30, 2013 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

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

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

Three and Six Months Ended
	June 30, 2013	June 30, 2012
Expected volatility	44.76-52.57%	48.27-60.42%
Risk-free interest rate	0.11-0.27%	0.09-0.23%
Expected dividends	0.0%	0.0%
Expected life (yrs)	0.5-2.0	0.5-2.0

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

The Company grants performance shares (“PSU”) which contain a market condition based on Total Shareholder Return (“TSR”) and which measure the Company’s relative performance against the NASDAQ Composite Index. The performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. Stock-based compensation expense for these performance shares is recognized using the graded vesting method. During the six months ended June 30, 2013 and 2012, the Company granted 1,290,209 and 1,025,794, respectively, of performance shares to certain employees and executives, at a weighted average fair value of $8.82 and $22.89 per share, respectively. The TSR performance of those PSU grants is measured against the NASDAQ Composite Index and the grants are generally divided evenly over three annual performance periods commencing with calendar year 2013 and 2012, respectively.

The Company also granted restricted stock units (“RSU”) during the six months ended June 30, 2013 and 2012. The fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of grant. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these restricted stock units is recognized using the graded vesting method. During the six months ended June 30, 2013 and 2012, the Company granted 4,326,746 and 2,851,312 restricted stock units at a weighted average fair value of $10.14 and $18.68 per share, respectively.

Non-employee directors currently receive annual awards of RSU’s. The RSU’s vest quarterly in four equal installments over approximately one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements. During the six months ended June 30, 2013 and 2012, the Company granted 100,000 and 120,000 RSUs, respectively, to non-employee directors, at a weighted average fair value of $11.14 and $10.77 per share, respectively.

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

During the six months ended June 30, 2013 and 2012, 1,634,299 and 748,496 shares were purchased, respectively. At June 30, 2013, there were 6,529,124 shares available to be issued under the employee stock purchase plan. The stock-based compensation cost recognized in connection with the employee stock purchase plan during the three and six months ended June 30, 2013 was $3.6 million and $7.8 million, respectively. The stock-based compensation cost recognized in connection with the employee stock purchase plan during the three and six months ended June 30, 2012 was $4.7 million and $9.9 million, respectively.

In the three months ended March 31, 2013 and 2012, the Company modified the terms of certain existing awards under its ESPP. In the quarter ended March 31, 2013, the modification was due to an increase in contribution elections for future purchase periods by certain participants enrolled in the offering period started on August 1, 2012 and resulted in a cumulative $0.7 million of incremental expenses to be recognized over the vesting term. In the quarter ended March 31, 2012, the modification was primarily as a result of the stock price as of the new offering period date being lower than it was on the initial enrollment date, which triggered the reset and rollover feature of the ESPP, and incurred a resultant cumulative $9.3 million of incremental expenses to be recognized over the vesting term. Approximately $5.6 million of the incremental expenses was recognized in the six months ended June 30, 2013 related to modifications triggered by both the reset and rollover feature and increases in contribution. Approximately $1.2 million of the incremental expenses was recognized in the six months ended June 30, 2012 related to the modification due to the reset and rollover feature.

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

A reconciliation of the numerator and denominator of basic and diluted net income per share is provided as follows (in thousands except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator—basic and diluted net income per share:
Net income from continuing operations	$5,295	$1,962	$7,412	$14,127
Income from discontinued operations, net of taxes	—	4,313	—	7,065
Gain from the sale of discontinued operations, net of taxes	—	—	459	—
Net income	$5,295	$6,275	$7,871	$21,192
Denominator—basic and diluted net income per share:
Weighted average shares used to compute basic net income per share	171,542	177,720	173,810	177,574
Effect of dilutive common stock equivalents:
Stock options to purchase common stock	9	215	10	417
Restricted common stock award, performance shares and stock purchase rights	4,040	1,112	3,546	1,777
Total shares used in calculation of diluted net income per share continuing operations	175,591	179,047	177,366	179,768
Basic net income per share:
Net income per share from continuing operations	$0.03	$0.01	$0.04	$0.08
Income per share from discontinued operations, net of taxes	—	0.02	—	0.04
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
Basic net income per share	$0.03	$0.04	$0.05	$0.12
Diluted net income per share:
Net income per share from continuing operations	$0.03	$0.01	$0.04	$0.08
Income per share from discontinued operations, net of taxes	—	0.02	—	0.04
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
Diluted net income per share	$0.03	$0.04	$0.04	$0.12

Earnings per share amounts for continuing operations, discontinued operations, gain from sale of discontinued operations, and net income, as presented in the condensed consolidated statements of operations are calculated individually and may not sum due to rounding differences.

Diluted shares outstanding include the dilutive effect of in-the-money options which is calculated based on the average share price for each fiscal period using the treasury stock method. Under the treasury stock method, the amount that the employee must pay for exercising stock options, the amount of compensation cost for future services that the Company has not yet recognized, and the amount of tax benefit that would be recorded in additional paid-in capital when the award becomes deductible are assumed to be used to repurchase shares. For the three and six months ended June 30, 2013, approximately 1.1 million and 1.4 million shares, respectively, relating to potentially dilutive securities, primarily from stock options and restricted common stock awards, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive. For the three and six months ended June 30, 2012, approximately 2.8 million and 2.0 million shares, respectively, relating to potentially dilutive securities, primarily from stock options and restricted common stock awards, were excluded from the denominator in the computation of diluted net income per share because their inclusion would be anti-dilutive.

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

Financial information for each reportable geographical segment as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Executive Officer who is its Chief Operating Decision Maker (“CODM”), is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2013:
Revenue	$175,629	$79,727	$89,878	$345,234
% of total revenue	51%	23%	26%	100%
Contribution margin	68,748	32,049	37,238	138,035
% of segment revenue	39%	40%	41%	40%

For the three months ended June 30, 2012:
Revenue	$177,678	$80,419	$100,403	$358,500
% of total revenue	50%	22%	28%	100%
Contribution margin	76,214	31,254	46,706	154,174
% of segment revenue	43%	39%	47%	43%

For the six months ended June 30, 2013:
Revenue	$346,610	$168,819	$168,557	$683,986
% of total revenue	51%	25%	24%	100%
Contribution margin	137,977	69,609	68,083	275,669
% of segment revenue	40%	41%	40%	40%

For the six months ended June 30, 2012:
Revenue	$342,905	$173,720	$187,586	$704,211
% of total revenue	49%	25%	26%	100%
Contribution margin	145,902	70,383	81,905	298,190
% of segment revenue	43%	41%	44%	42%

As of June 30, 2013: Gross accounts receivable	111,419	66,124	71,070	248,613
% of total gross accounts receivable	44%	27%	29%	100%
As of December 31, 2012: Gross accounts receivable	100,494	67,529	71,128	239,151
% of total gross accounts receivable	42%	28%	30%	100%

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Segment contribution margin	$138,035	$154,174	$275,669	$298,190
Corporate and unallocated costs	(105,300)	(107,095)	(213,005)	(207,066)
Stock-based compensation	(18,329)	(22,494)	(36,100)	(40,246)
Effect of stock-based compensation cost on warranty expense	(144)	(183)	(301)	(371)
Acquisition-related costs	(49)	(3,545)	(3,372)	(5,459)
Amortization of purchased intangibles	(3,793)	(4,388)	(7,543)	(8,625)
Restructuring costs	(4,329)	(12,735)	(9,752)	(15,658)
Severance costs associated with CFO retirement	—	—	—	(929)
Legal costs associated with former officer indemnification	—	—	—	(115)
Interest and other income (expense), net	(384)	(993)	(1,143)	(2,780)
Income from continuing operations before provision for (benefit from) income taxes	$5,707	$2,741	$4,453	$16,941

	June 30, 2013	December 31, 2012
Gross accounts receivables	$248,613	$239,151
Returns and related reserves	(40,627)	(41,576)
Allowance for doubtful accounts	(2,671)	(2,921)
Total trade receivables, net	$205,315	$194,654

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net Revenues:
UC group systems	$232,998	$251,713	$465,425	$492,202
UC personal devices	50,849	42,912	100,095	88,365
UC platform	61,387	63,875	118,466	123,644
Total	$345,234	$358,500	$683,986	$704,211

During both the three and six months ended June 30, 2013, one customer from the Americas segment, ScanSource Communications (“ScanSource”), accounted for 16% of the Company’s revenues. During both the three and six months ended June 30, 2012, Scansource accounted for 14% of the Company’s revenues. At June 30, 2013, ScanSource accounted for 12% of total gross accounts receivable and no single customer accounted for more than 10% of gross accounts receivable at December 31, 2012.

16. INCOME TAXES

During the quarter ended June 30, 2013, the Company identified certain prior period errors which affected the income tax provisions and related tax balance sheet accounts for the interim and annual periods in the years ended December 31, 2010 through 2012 and the quarter ended March 31, 2013. The Company has revised the financial information to reflect the correction of the identified errors in the periods in which they originated. For additional details, see Note 1 Basis of Presentation – Revision of Prior Period Financial Statements.

The following table presents the income tax expense (benefit) from continuing operations and the effective tax rates:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income tax expense from continuing operations (in thousands)	$412	$779	$(2,959)	$2,814
Effective tax rate	7.2%	28.4%	(66.4)%	16.6%

The Company’s effective tax rate was 7.2% and 28.4% for the three months ended June 30, 2013 and 2012, respectively, and (66.4)% and 16.6% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rates for the three and six months ended June 30, 2013 differ from the U.S. federal statutory rate of 35% due primarily to discrete benefits recorded during the three and six months ended June 30, 2013, $2.2 million of which was recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, and $1.0 million of which was recorded in the second quarter of 2013 related to previously non-deductible acquisition-related expenses that became deductible in the quarter. In addition, $0.8 million and $0.3 million of tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan were recorded in the first and second quarters of 2013, respectively. Also reflected in the effective tax rate for the three and six months ended June 30, 2013 and 2012, were impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions and other recurring permanent adjustments including non-deductible stock-based compensation expense.

As of June 30, 2013, the amount of gross unrecognized tax benefits was $24.2 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2013 and 2012, the Company had approximately $1.7 million and $1.9 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $2.5 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

17. SUBSEQUENT EVENT

On July 26, 2013, a purported shareholder class action suit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The complaint alleges that the Company issued materially false and misleading statements regarding the Company’s business, operational and compliance policies, which lead to materially false and misleading financial statements. The complaint alleges violation of the federal securities laws and seeks unspecified compensatory damages and other relief. At this time the Company is unable to estimate any range of reasonably possible loss relating to this action.

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

Revenues for the three and six months ended June 30, 2013 were $345.2 million and $684.0 million, respectively, a decrease of $13.3 million, or 4%, and $20.2 million, or 3%, respectively, from the same periods in 2012. For the three and six months period ended June 30, 2013, our product revenues decreased by 8% and 7%, respectively, while our service revenues increased by 9% in both periods, as compared to the same periods in 2012. On a year-over-year basis, the decrease in product revenues was primarily a result of lower sales of our UC group systems products and, to a lesser extent, lower revenues from our UC platform products, partially offset by increased sales of our UC personal devices products. The increase in service revenues was driven primarily by increased maintenance service revenues on a larger installed base and increased maintenance service renewals year-over-year.

From a segment perspective, our Americas, EMEA, and APAC segment revenues, accounted for 51%, 23%, and 26%, respectively, of our revenues in the three months ended June 30, 2013, and decreased by 1%, 1%, and 10%, respectively, for the three months ended June 30, 2013 as compared to the same period in 2012. Our Americas, EMEA, and APAC segment revenues, accounted for 51%, 25%, and 24%, respectively, of our revenues in the six months ended June 30, 2013. Our EMEA and APAC segment revenues decreased by 3% and 10%, respectively, and our Americas segment revenues increased by 1%, in the six months ended June 30, 2013 as compared to the same period in 2012. On a year-over-year basis, total product revenues declined and service revenues increased in all our segments during both the three and six months ended June 30, 2013. See Note 15 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margin and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three and six months ended June 30, 2013 and 2012.

During the first half of 2013, we continued to experience slower revenue growth rates than we have in the recent years. We believe the decline in revenues was due to several factors, including a company and industry transition from point products to solution selling which resulted in some customers requiring additional time to consider a more UC&C centric strategy versus point product or end point only deployments; slower public sector spending in North America; lower revenues in our EMEA segment impacted by economic conditions in Europe; and continuing slowdown of government spending and softer demand in other key geographies such as India and China.

Operating margins increased by 1 percentage point in the three months ended June 30, 2013, but decreased by 2 percentage points in the six months ended June 30, 2013, as compared to the same periods in 2012. The increase in the three months ended June 30, 2013 was primarily due to operating expenses decreasing by 7% while revenues decreased by only 4% year-over-year. The decrease in operating margins in the six months ended June 30, 2013 was primarily due to revenues decreasing by 3% while operating expenses decreased only by 1%. Operating expenses as a percentage of revenues decreased to 56% in the three months ended June 30,

2013 from 59% in the same period in 2012, primarily due to lower restructuring charges and decreased headcount-related costs. Operating expenses as a percentage of revenues increased to 58% in the six months ended June 30, 2013 as compared to 57% in the same period of 2012, primarily due to decreases in revenues while operating expenses only decreased slightly. Gross margins decreased in both the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily as a result of lower revenues and changes in product mix.

During the six months ended June 30, 2013, we generated approximately $81.3 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $12.9 million net decrease in our total cash and cash equivalents.

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

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues:
Product revenues	73%	76%	73%	76%
Service revenues	27%	24%	27%	24%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	42%	40%	42%	40%
Cost of service revenues as a % of service revenues	41%	41%	41%	41%
Total cost of revenues	42%	40%	41%	40%
Gross profit	58%	60%	59%	60%
Operating expenses:
Sales and marketing	32%	33%	32%	33%
Research and development	16%	14%	16%	14%
General and administrative	7%	7%	7%	6%
Amortization of purchased intangibles	0%	1%	1%	1%
Restructuring costs	1%	3%	1%	2%
Acquisition-related costs	0%	1%	1%	1%
Total operating expenses	56%	59%	58%	57%
Operating income	2%	1%	1%	3%
Interest and other income (expense), net	(0)%	(0)%	(0)%	(1)%
Income (loss) from continuing operations before provision for income taxes	2%	1%	1%	2%
Provision for (benefit from) income taxes	0%	0%	(0)%	0%
Net income from continuing operations	2%	1%	1%	2%
Income from discontinued operations, net of taxes	0%	1%	0%	1%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%	0%
Net income	2%	2%	1%	3%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended		Decrease	Six Months Ended		Increase (Decrease)
$ in thousands	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Americas	$175,629	$177,678	(1)%	$346,610	$342,905	1%
% of revenues	51%	50%		51%	49%
EMEA	$79,727	$80,419	(1)%	$168,819	$173,720	(3)%
% of revenues	23%	22%		25%	25%
APAC	$89,878	$100,403	(10)%	$168,557	$187,586	(10)%
% of revenues	26%	28%		24%	26%
Total revenues	$345,234	$358,500	(4)%	$683,986	$704,211	(3)%

Total revenues for the three months ended June 30, 2013 were $345.2 million, a decrease of $13.3 million, or 4%, from the same period in 2012. Total revenues for the six months ended June 30, 2013 were $684.0 million, a decrease of $20.2 million, or 3%, from the same period in 2012. The overall decreases in revenues were due to decreases in product revenues of $20.9 million, or 8%, and $36.0 million, or 7%, in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily a result of lower sales of our UC group systems products and, to a lesser extent, lower sales of our UC platform products, partially offset by increased sales of our UC personal devices products. The decreases in product revenues were partially offset by increases in service revenues of $7.6 million, or 9%, and $15.8 million, or 9% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase in service revenues was primarily driven by increased maintenance service revenues on a larger installed base and increased maintenance service renewals year-over-year.

Our Americas, EMEA, and APAC segment revenues decreased by $2.0 million, or 1%, $0.7 million, or 1%, and $10.5 million, or 10%, respectively, in the three months ended June 30, 2013 as compared to the same period in 2012. The overall decrease in all our segments in the second quarter of 2013 was driven primarily by decreases in India, Mexico, China, and Germany, partially offset by increases in Russia and Brazil. In the six months ended June 30, 2013, our EMEA and APAC segment revenues decreased by $4.9 million, or 3%, and $19.0 million, or 10%, respectively, while our Americas segment revenues increased by $3.7 million, or 1%, as compared to the same period in 2012. The overall decrease in revenues in the first half of 2013 was driven primarily by decreased revenues across many of our key geographic markets, including India, China, Germany, Mexico, France, and the Nordic countries, partially offset by increases in the United States, Brazil, Japan, the United Kingdom and Russia. On a year-over-year basis, our service revenues increased while product revenues decreased across all our segments during both the three and six months ended June 30, 2013.

In both the three and six months ended June 30, 2013, one channel partner, ScanSource Communications (“ScanSource”), in our Americas segment accounted for 16% of our total net revenues. In the same periods of 2012, ScanSource accounted for 14% of our total net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Three Months Ended		Increase (Decrease)	Six Months Ended		Increase (Decrease)
$ in thousands	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
UC group systems	$232,998	$251,713	(7)%	$465,425	$492,202	(5)%
UC personal devices	50,849	42,912	18%	100,095	88,365	13%
UC platform	61,387	63,875	(4)%	118,466	123,644	(4)%
Total revenues	$345,234	$358,500	(4)%	$683,986	$704,211	(3)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. UC group systems revenues decreased by $18.7 million, or 7%, and $26.8 million, or 5%, in the three and six months ended June 30, 2013, respectively, from the same periods in 2012. On a year-over-year basis, the decreases were primarily driven by decreases in sales of our group video and immersive telepresence products and related services across all segments and, to a lesser extent, decreased revenues from group voice products and related services in our EMEA and APAC segments, partially offset by increased revenues from group voice products and services in our Americas segment.

UC personal devices include desktop video devices and desktop voice products and the related service elements. The increase in UC personal devices of $7.9 million, or 18%, and $11.7 million, or 13%, in the three and six months ended June 30, 2013 from the same periods in 2012 was primarily due to increased sales of our desktop voice products and related services in all our segments, partially offset by decreased revenues from desktop video products and related services in all our segments. Overall, the increase in UC personal devices revenues was due in part to increased demand for our Microsoft® Lync® interoperable solutions and the continued adoption of VoIP technologies.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. The decrease in UC platform revenue of $2.7 million, or 4%, and $5.2 million, or 4%, in the three and six months ended June 30, 2013, respectively, from the same periods in 2012 was driven by lower sales of our UC platform products in our Americas and APAC segments, partially offset by increased revenues from our EMEA segment.

Cost of Revenues and Gross Margins

	Three Months Ended		Increase/ (Decrease)		Six Months Ended		Increase/ (Decrease)
$ in thousands	June 30, 2013	June 30, 2012			June 30, 2013	June 30, 2012
Product Cost of Revenues	$105,286	$109,498	(4)%		$207,164	$214,628	(3)%
% of Product Revenues	42%	40%	2	pts	42%	40%	2	pts
Product Gross Margins	58%	60%	(2	) pts	58%	60%	(2	) pts
Service Cost of Revenues	$38,350	$35,080	9%		$76,127	$69,324	10%
% of Service Revenues	41%	41%	—		41%	41%	—
Service Gross Margins	59%	59%	—		59%	59%	—
Total Cost of Revenues	$143,636	$144,578	(1)%		$283,291	$283,952	—
% of Total Revenues	42%	40%	2	pts	41%	40%	1	pt
Total Gross Margins	58%	60%	(2	) pts	59%	60%	(1	) pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.7 million and $0.8 million for the three months ended June 30, 2013 and 2012, and $1.6 million and $1.8 million for the six months ended June 30, 2013 and 2012, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins decreased by 2 percentage points in both the three and six months ended June 30, 2013, as compared to the same periods in 2012, primarily due to lower than expected product sales and changes in product mix, partially offset by decreases in royalty expense and amortization of purchased intangibles. From a segment perspective, product gross margins decreased across all our segments in both the three and six months ended June 30, 2013 as compared to the same periods in 2012.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation of $1.6 million and $1.7 million for the three months ended June 30, 2013 and 2012, and $3.1 million and $3.0 million for the six months ended June 30, 2013 and 2012, respectively.

Overall, service gross margins were essentially flat in both the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily due to increased services revenues being offset by increased cost of services. On a year-over-year basis, service revenues increased by 9% in both the three and six months ended June 30, 2013, primarily due to increased maintenance service revenues on a larger installed base and increased maintenance service renewals. The increase in direct spending costs was as a result of increased headcount-related costs as well as IT and facilities allocations. Services organization headcount increased by 22%

from June 30, 2012 to June 30, 2013, including headcount from the Sentri acquisition completed in March 2013. On a year-over-year basis, service gross margins as a percentage of revenues increased in our EMEA segment but decreased in our Americas and APAC segments for the three and six months ended June 30, 2013 as compared to the same periods in 2012.

Total Cost of Revenues and Total Gross Margins

Overall, total gross margins as a percentage of revenues decreased by 2 percentage points and 1 percentage point for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The decrease in total gross margins was driven primarily by the decrease in the product gross margins, as discussed under Cost of Product Revenues and Product Gross Margins, while the service gross margins remained relatively flat, as discussed under Cost of Service Revenues and Service Gross Margins.

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

Sales and Marketing Expenses

	Three Months Ended		Decrease		Six Months Ended		Decrease
$ in thousands	June 30, 2013	June 30, 2012			June 30, 2013	June 30, 2012
Expenses	$109,657	$118,021	(7)%		$218,372	$230,188	(5)%
% of Revenues	32%	33%	(1)	pt	32%	33%	(1)	pt

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $7.2 million and $9.7 million for the three months ended June 30, 2013 and 2012, and of $13.9 million and $17.3 million for the six months ended June 30, 2013 and 2012, respectively.

Sales and marketing expenses decreased by $8.4 million, or 7%, for the three months ended June 30, 2013 as compared to the same period in 2012. Sales and marketing expenses decreased by $11.8 million, or 5%, for the six months ended June 30, 2013 as compared to the same period in 2012. Sales and marketing expenses as a percentage of revenues decreased by 1 percentage point in both the three and six months ended June 30, 2013 as compared to the same periods in 2012. The year-over-year decreases in sales and marketing expenses in absolute dollars and as a percentage of revenues were due primarily to decreased headcount-related costs, including compensation expenses, headcount-based allocations, and decreased marketing programs spending, partially offset by increased outside services costs. Sales and marketing headcount decreased by 8% from June 30, 2012 to June 30, 2013 as a result of delayed hiring from recent attrition in order to better align costs with revenues.

We expect our sales and marketing expenses to decrease slightly in absolute dollars in the near term. Expenses will also fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Research and Development Expenses

	Three Months Ended		Increase		Six Months Ended		Increase
$ in thousands	June 30, 2013	June 30, 2012			June 30, 2013	June 30, 2012
Expenses	$54,628	$49,726	10%		$110,563	$99,428	11%
% of Revenues	16%	14%	2	pts	16%	14%	2	pts

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $4.2 million and $4.9 million for the three months ended June 30, 2013 and 2012, and of $8.9 million and $9.4 million for the six months ended June 30, 2013 and 2012, respectively.

Research and development expenses increased by $4.9 million, or 10%, for the three months ended June 30, 2013 as compared to the same period in 2012. Research and development expenses increased by $11.1 million, or 11%, for the six months ended June 30, as compared to the same period in 2012. Research and development expenses as a percentage of revenues increased by 2 percentage points for both the three and six months ended June 30, 2013 as compared to the same periods in 2012. The increases in absolute dollars and as a percentage of revenues were primarily due to increased headcount-related costs, including compensation expenses, increased temporary workers, and increased development costs in support of our ongoing product development efforts. Allocated expenses also increased as a result of a headcount increase of 9% from June 30, 2012 to June 30, 2013.

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

General and Administrative Expenses

	Three Months Ended		Increase	Six Months Ended		Increase
$ in thousands	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Expenses	$24,299	$23,682	3%	$47,993	$44,999	7%
% of Revenues	7%	7%	—	7%	6%	1%

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $4.6 million and $5.5 million for the three months ended June 30, 2013 and 2012, and of $8.6 million and $8.8 million for the six months ended June 30, 2013 and 2012, respectively.

General and administrative expenses increased by $0.6 million, or 3%, and remained flat as a percentage of revenues during the three months ended June 30, 2013, as compared to the same period in 2012. General and administrative expenses increased by $3.0 million, or 7%, and by 1 percentage point as a percentage of revenues during the six months ended June 30, 2013, as compared to the same period in 2012. The overall increase in absolute dollars and as a percentage of revenues is primarily due to increased headcount-related costs, including compensation expenses, increased overhead allocations as a result of increased headcount, and our headquarters building in San Jose, California, partially offset by decreased recruiting costs and executive severance expenses and management transition related costs in the six months ended June 30, 2012 which did not recur in the six months ended June 30, 2013. General and administrative headcount increased by 2% from June 30, 2012 to June 30, 2013.

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

We expect that our general and administrative expenses will decrease slightly in absolute dollar amounts in the near term, but could fluctuate depending on the level and timing of expenditures associated with the purported shareholder class action lawsuit discussed in Note 17. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Amortization of Purchased Intangibles

In each of the three months ended June 30, 2013 and 2012, we recorded $2.5 million in operating expenses for amortization of purchased intangibles related to acquisitions. In addition, we recorded amortization expenses totaling $1.2 million and $1.9 million in the three months ended June 30, 2013 and 2012, respectively, in cost of product revenues related to certain technology intangibles. In the six months ended June 30, 2013 and 2012, we recorded $5.0 million and $4.8 million, respectively, in operating expenses for amortization of purchased intangibles related to acquisitions, and we recorded $2.5 million and $3.8 million, respectively, in cost of product revenues related to certain technology intangibles. The slight increase in amortization expenses included in operating expenses in both the three and six months ended June 30, 2013 as compared to the same periods in 2012 is primarily due to amortization of intangibles acquired in our Sentri acquisition in March 2013. The decrease in amortization expenses included in cost of product revenues is primarily due to certain technologies acquired in prior years being fully amortized. Purchased intangible assets are being amortized over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended June 30, 2013 and 2012, we recorded $4.3 million and $12.7 million, respectively, and during the six months ended June 30, 2013 and 2012, we recorded $9.8 million and $15.7 million, respectively, in restructuring costs. The decreases in restructuring costs relative to the comparative prior year periods were primarily due to the costs incurred in 2012 associated with the closure of our San Jose and Santa Clara, California facilities as part of the consolidation into our new headquarters location in San Jose, California. The restructuring costs recorded in the first half of 2013 were related to restructuring actions that resulted from the consolidation and elimination of certain facilities as well as the elimination or relocation primarily of engineering positions as a result of downsizing our Burnaby, Canada location as part of restructuring plans approved by management. These actions are generally intended to consolidate operations in order to gain efficiencies and reallocate resources to more strategic growth areas of the business. See Note 7 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

We currently expect to record additional restructuring charges of between $24.0 million and $28.0 million through the fourth quarter of 2013, related to certain actions designed to optimize the organization and manage expenses, including our recently announced actions to reduce or eliminate certain facilities globally and the elimination of approximately 4% of our global workforce. In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our financial results could be negatively impacted.

Acquisition-related Costs

We expense all acquisition-related and other transaction-related costs as incurred. These costs generally include legal and accounting fees and other integration services. In addition, we have incurred costs related to planning and executing the divestiture of our enterprise wireless solutions business that closed in December 2012, including legal costs associated with enforcing the terms of the agreement. We have spent and will continue to spend significant resources identifying and acquiring businesses.

During the three and six months ended June 30, 2013, we recorded less than $0.1 million and $3.4 million of acquisition-related expenses, respectively, as compared to $3.5 million and $5.5 million of acquisition-related costs for the same periods in the prior year. The decreases in acquisition costs were primarily due to legal and administrative expenses incurred in planning and executing the divestiture of our enterprise wireless solutions business in 2012. There were no such costs in the three and six months ended June 30, 2013.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, realized gains and losses on investments, non-income related taxes and fees, and foreign exchange related gains and losses. Interest and other income (expense), net was a net expense of $0.4 million and $1.0 million in the three months ended June 30, 2013 and 2012, respectively. The decrease in net expense of $0.6 million for the three months ended June 30, 2013 as compared to the same period in 2012 was primarily due to an increase in interest income in the period. Interest and other income (expense), net was a net expense of $1.1 million and $2.8 million during the six months ended June 30, 2013 and 2012, respectively. The decrease in net expense of $1.7 million for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to a decrease in net foreign exchange losses and an increase in net interest income in the six months ended June 30, 2013.

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

Provision for (Benefit from) Income Taxes from Continuing Operations

During the quarter ended June 30, 2013, we identified certain prior period errors which affected the income tax provisions and related tax balance sheet accounts for the interim and annual periods in the years ended December 31, 2010 through 2012 and the quarter ended March 31, 2013. We have revised the financial information to reflect the correction of the identified errors in the periods in which they originated. For additional details, see Note 1 Basis of Presentation – Revision of Prior Period Financial Statements.

The following table presents the income tax expense (benefit) from continuing operations and the effective tax rates:

$ in thousands	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Income tax expense (benefit) from continuing operations	$412	$779	$(2,959)	$2,814
Effective tax rate	7.2%	28.4%	(66.4)%	16.6%

Our effective tax rate was 7.2% and 28.4% for the three months ended June 30, 2013 and 2012, respectively, and (66.4)% and 16.6% for the six months ended June 30, 2013 and 2012, respectively. The effective tax rates for the three and six months ended June 30, 2013 differ from the Federal statutory rate of 35% due primarily to discrete benefits recorded during the quarter and six months ended June 30, 2013, $2.2 million of which was recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, and $1.0 million of which was recorded in the second quarter of 2013 related to previously non-deductible acquisition related expenses that became deductible in the quarter.  In addition, $0.8 million and $0.3 million of tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan were recorded in the first and second quarters of 2013, respectively. Also reflected in the effective tax rate for the three and six months ended June 30, 2013 and 2012, were impacts associated with proportional earnings from our operations in lower tax jurisdictions and other recurring permanent adjustments including non-deductible stock-based compensation expense.

As of June 30, 2013, the amount of gross unrecognized tax benefits was $24.2 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2013 and 2012, we had approximately $1.7 million and $1.9 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that except for $2.5 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. Tax benefits realized from favorable tax rates for the three and six months ended June 30, 2013 were $0.4 million in the aggregate, but did not have a material impact on earnings per share.

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

Discontinued Operations

On December 4, 2012, we completed the disposition of the net assets of the enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. We received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in our consolidated financial statements for the year ended December 31, 2012. In the six months ended June 30, 2013, we recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of a net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $57.0 million is payable over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. We have reported the results of operations of EWS as discontinued operations within the condensed consolidated statements of operations for all periods presented. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our discontinued operations.

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Revenues	$20,787	$42,544
Income from discontinued operations	6,403	10,427
Provision for income taxes	2,090	3,362
Income from discontinued operations, net of taxes	$4,313	$7,065

There were no results from discontinued operations during the three and six months ended June 30, 2013, as the divestiture of the EWS business was completed in December 2012.

Segment Information

A description of our products and services, as well as selected financial data, for each segment can be found in Note 15 to our Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments included in income from continuing operations for the three and six months ended June 30, 2013 and 2012. Results from discontinued operations have been excluded from our segments, which primarily impacted the Americas and EMEA segments and, to a lesser extent, our APAC segment.

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

The following is a summary of the financial information for each of our segments for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2013:
Revenues	$175,629	$79,727	$89,878	$345,234
% of total revenues	51%	23%	26%	100%
Contribution margin	68,748	32,049	37,238	138,035
% of segment revenues	39%	40%	41%	40%

For the three months ended June 30, 2012:
Revenues	$177,678	$80,419	$100,403	$358,500
% of total revenues	50%	22%	28%	100%
Contribution margin	76,214	31,254	46,706	154,174
% of segment revenues	43%	39%	47%	43%

For the six months ended June 30, 2013:
Revenue	$346,610	$168,819	$168,557	$683,986
% of total revenue	51%	25%	24%	100%
Contribution margin	137,977	69,609	68,083	275,669
% of segment revenue	40%	41%	40%	40%

For the six months ended June 30, 2012:
Revenue	$342,905	$173,720	$187,586	$704,211
% of total revenue	49%	25%	26%	100%
Contribution margin	145,902	70,383	81,905	298,190
% of segment revenue	43%	41%	44%	42%

As of June 30, 2013: Gross accounts receivable	$111,419	$66,124	$71,070	$248,613
% of total gross accounts receivable	44%	27%	29%	100%
As of December 31, 2012: Gross accounts receivable	100,494	67,529	71,128	239,151
% of total gross accounts receivable	42%	28%	30%	100%

AMERICAS

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2013	June 30, 2012	Increase (Decrease)	June 30, 2013	June 30, 2012	Increase (Decrease)
Revenues	$175,629	$177,678	(1)%	$346,610	$342,905	1%
Contribution margin	$68,748	$76,214	(10)%	$137,977	$145,902	(5)%
Contribution margin as % of Americas revenues	39%	43%	(4) pts	40%	43%	(3) pts

Our Americas segment revenues decreased by 1% in the three months ended June 30, 2013 as compared to the same period in 2012, primarily due to decreased revenues in Mexico and the United States, partially offset by increases in Brazil and Canada. The decrease in Americas segment revenues in the quarter ended June 30, 2013 was primarily driven by decreased revenues from UC group systems and, to a lesser extent, UC platform, partially offset by increased UC personal devices revenues. Decrease in UC group systems revenues was primarily driven by decreased group video and immersive telepresence revenues, partially offset by increased group voice revenues. Decrease in UC platform revenues was primarily as a result of lower sales of our RealPresence products and services, which were negatively impacted by lower public sector spending in North America. Increase in UC personal devices revenues was primarily driven by increased desktop voice sales as a result of Lync voice deployments, partially offset by a decrease in desktop video revenues. In the six months ended June 30, 2013, our Americas segment revenues increased by 1%, primarily due to increased revenues in the United States and Brazil, partially offset by decreases in Mexico and Canada. The increase in our Americas segment revenues in the first half of 2013 was primarily driven by increased revenues from UC personal devices and, to a lesser extent, UC group systems, largely offset by decreased UC platform revenues. Increase in UC personal devices revenues was primarily driven by increased desktop voice sales as a result of Lync voice deployments, partially offset by a decrease in desktop video revenues. Increase in UC group systems revenues was primarily driven by increased group voice revenues, partially offset by decreased revenues in immersive telepresence and group video products and related services. UC platform revenues decreased primarily as a result of decreased sales of our RealPresence products and services, which were negatively impacted by lower public sector spending in North America.

In the three months ended June 30, 2013 and 2012, one channel partner in our Americas segment accounted for 31% and 28% of our Americas net revenues, respectively. In the six months ended June 30, 2013 and 2012, one channel partner in our Americas segment accounted for 32% and 28% of our Americas net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

Contribution margin as a percentage of Americas segment revenues decreased by 4 and 3 percentage points for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to lower gross margins partially offset by decreased direct sales and marketing expenses in both absolute dollars and as a percentage of revenues. The decrease in gross margins was primarily due to lower service gross margins as a result of the Sentri acquisition as well as lower product gross margins driven by a product mix shift. The decrease in direct sales and marketing expenses were due to lower headcount-related costs, including decreased headcount-based allocations, and decreased marketing programs spending, partially offset by increased expenses associated with the outsourcing of the telesales group.

EMEA

	Three Months Ended				Six Months Ended
$ in thousands	June 30, 2013	June 30, 2012	Increase (Decrease)		June 30, 2013	June 30, 2012	Increase (Decrease)
Revenues	$79,727	$80,419	(1)%		$168,819	$173,720	(3)%
Contribution margin	$32,049	$31,254	3%		$69,609	$70,383	(1)%
Contribution margin as % of EMEA revenues	40%	39%	1	pt	41%	41%	—

Our EMEA segment revenues decreased by 1% and 3% in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012, primarily due to lower sales of UC group systems, partially offset by increases in revenues from UC personal devices and UC platform. In the quarter ended June 30, 2013, decreases in UC group systems revenue were primarily due to decreases in immersive telepresence revenues and, to a lesser extent, in group voice and group video revenues. In the first half of 2013, decreases in UC group systems revenues were primarily due to decreases in group voice and group video revenues and, to a lesser extent, in immersive telepresence revenues. In both the three and six months ended June 30, 2013, increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Lync voice deployments, partially offset by decreases in desktop video sales, and increases in UC platform revenues were as a result of increased sales of our RealPresence products and services. Revenues were down primarily in Germany, France, and the Nordic countries, partially offset by increases in Russia and the United Kingdom. The overall decline in EMEA segment revenues was primarily due to the current economic conditions in the region which resulted in a slowdown in IT spending.

In each of the three and six months ended June 30, 2013 and 2012, one channel partner in our EMEA segment accounted for 11% of our EMEA net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

Contribution margin as a percentage of EMEA segment revenues increased by 1 percentage point and remained flat for the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The increase in contribution margin was primarily due to slight increases in gross margins and slight decreases in direct sales and marketing expenses as a percentage of revenues. The slight increases in gross margins were driven primarily by higher service gross margins, partially offset by lower product gross margins driven by a product mix shift. Direct sales and marketing expenses decreased slightly as a percentage of revenues as well as in absolute dollars, primarily due to decreased headcount-related costs and demo costs, as well one-time recruiting costs incurred in the same periods of prior year.

APAC

	Three Months Ended		Decrease	Six Months Ended		Decrease
$ in thousands	June 30, 2013	June 30, 2012		June 30, 2013	June 30, 2012
Revenues	$89,878	$100,403	(10)%	$168,557	$187,586	(10)%
Contribution margin	$37,238	$46,706	(20)%	$68,083	$81,905	(17)%
Contribution margin as % of APAC revenues	41%	47%	(6) pts	40%	44%	(4) pts

Our APAC segment revenues decreased by 10% in both the three and six months ended June 30, 2013 as compared to the same periods in 2012, primarily driven by decreased revenues from UC group systems and, to a lesser extent, UC platform, partially offset by increased revenues from UC personal devices. Decreases in UC group systems revenues in APAC were primarily driven by decreased group video revenues and, to a lesser extent, decreased immersive telepresence and group voice revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Lync voice deployments, partially offset by a decrease in desktop video revenues.  Revenues decreased year-over-year primarily in India and China. The overall decline in our APAC segment revenues was primarily due to continuing slowdown of government spending and softer demand in the region.

In the three months ended June 30, 2013, three channel partners in our APAC segment, in aggregate, accounted for 44% of our APAC net revenues. In the six months ended June 30, 2013, one channel partner in our APAC segment accounted for 16% of our APAC net revenues. In the three and six months ended June 30, 2012, two channel partners in our APAC segment, in aggregate, accounted for 34% and 35% of our APAC net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

Contribution margin as a percentage of APAC segment revenues decreased by 6 and 4 percentage points in the three and six months ended June 30, 2013, respectively, as compared to the same periods in 2012. The decreases were primarily due to lower gross margins and higher direct sales and marketing expenses as a percentage of revenues. The decreases in gross margins were primarily due to decreases in product gross margins driven by lower product revenues as well as a product mix shift. Direct sales and marketing expenses remained relatively flat in absolute dollars while increasing as a percentage of revenues, primarily due to lower total revenues.

Liquidity and Capital Resources

As of June 30, 2013, our principal sources of liquidity included cash and cash equivalents of $464.2 million, short-term investments of $145.7 million and long-term investments of $84.5 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 10 of Notes to Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $7.0 million, which are in place to satisfy certain of our facility lease requirements as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments held in the United States totaled $233.0 million as of June 30, 2013, and the remaining $461.4 million was held by various foreign subsidiaries outside of the United States.

If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

We generated cash from operating activities totaling $81.3 million and $73.4 million in the six months ended June 30, 2013 and 2012, respectively. The increase in cash provided by operating activities for the six months ended June 30, 2013 as compared to the same period in 2012 was primarily due to higher payables and a smaller increase in inventories, partially offset by lower net income after adjusting for non-cash expenses.

The total net change in cash and cash equivalents for the six months ended June 30, 2013 was a decrease of $12.9 million. The primary uses of cash during this period were $90.4 million for share repurchases, $27.6 million for purchases of property and equipment, and $8.4 million cash paid for our acquisition of the net assets of Sentri. The primary sources of cash were $81.3 million from operating activities, $17.4 million of net sales and maturities of investments, $13.9 million associated with the exercise of stock options and purchases under the employee stock purchase plan and $0.6 million net cash received as a result of net working capital adjustment related to the sale of our EWS business.

Our days-sales-outstanding (“DSO”) metric was 54 days at both June 30, 2013 and 2012. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.7 turns at June 30, 2013 as compared to 5.8 turns at June 30, 2012. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

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

From time to time, the Board of Directors approves plans to purchase shares of our common stock in the open market. During the three and six months ended June 30, 2013, we purchased 4.7 million and 8.1 million shares of common stock in the open market, respectively, for $50.3 million and $84.5 million, respectively. During the three and six months ended June 30, 2012, we repurchased 1.7 million shares of common stock in the open market for $20.0 million. As of June 30, 2013, we were authorized to purchase up to an additional $88.8 million of shares in the open market under the current share repurchase plan.

At June 30, 2013, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $237.0 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $7.0 million, which are used to secure the leases on some of our foreign offices as well as other legal, tax, and insurance obligations.

The table set forth below shows, as of June 30, 2013, the future minimum lease payments due under our current lease obligations. There was no sublease income netted in the amounts below, as the amounts are not material. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of June 30, 2013 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments
Remainder of 2013	$19,574	$3,169	$—	$232,920
2014	37,902	3,984	2,233	4,112
2015	32,343	3,050	2,588	—
2016	25,528	2,186	3,098	—
2017	20,946	1,479	2,168	—
Thereafter	68,803	2,933	16,532	—
Total payments	$205,096	$16,801	$26,619	$237,032

As discussed in Note 16 of our Notes to Condensed Consolidated Financial Statements, at June 30, 2013, we have unrecognized tax benefits, including related interest, totaling $25.9 million, $2.8 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2013 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three and six months ended June 30, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. We are currently assessing the potential impact on the adoption of this guidance on our consolidated financial statements.

In March 2013, the FASB issued an accounting standard update which requires the release of cumulative translation adjustments into net income when an entity ceases to have a controlling financial interest resulting in the complete or substantially complete liquidation of a subsidiary or group of assets within a foreign entity. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. We do not expect any material impact on the adoption of this guidance on our consolidated financial statements.

In February 2013, the FASB issued an accounting standard update that requires an entity to expand the disclosure of reclassifications out of accumulated other comprehensive income (“AOCI”). The update requires companies to present reclassifications by component when reporting changes in AOCI balances and to report the effect of significant reclassifications on the respective line items in net income. The guidance is effective prospectively for reporting periods beginning after December 15, 2012. We adopted the guidance in the quarter ended March 31, 2013, and such adoption did not have a material impact on our consolidated financial statements.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2013. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at June 30, 2013 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 6/30/2013	+50 BPS	+100 BPS	+150 BPS
$231,192	$230,844	$230,496	$230,148	$229,800	$229,452	$229,104

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Brazilian Real, Euro, British Pound, Israeli Shekel, Japanese Yen, and Mexican Peso relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to execute hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of June 30, 2013, we had outstanding forward exchange contracts to sell 1.4 million Brazilian Reais at 2.12, sell 25.1 million Euros at 1.30, buy 1.2 million British Pounds at 1.48, sell 36.3 million Israeli Shekels at 3.68, sell 365.4 million Japanese Yen at 100.72, and sell 9.4 million Mexican Pesos at 12.98. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of June 30, 2013, we also had net outstanding foreign exchange contracts to sell 13.1 million Euros at 1.31, sell 3.8 million British Pounds at 1.59 and buy 51.0 million Israeli Shekels at 3.98. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues, cost of revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekel. As of June 30, 2013, we had no outstanding foreign exchange contracts that have maturities of 360 days or less. As of June 30, 2013, we had net outstanding foreign exchange contracts to sell 29.6 million Euros at 1.37, buy 4.0 million British Pounds at 1.60, and buy 91.1 million Israeli Shekels at 3.77. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of June 30, 2013, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 11 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our interim Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our interim Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Polycom’s management, including our interim Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On July 26, 2013, a purported shareholder class action suit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The complaint alleges that the Company issued materially false and misleading statements regarding the Company’s business, operational and compliance policies, which lead to materially false and misleading financial statements. The complaint alleges violation of the federal securities laws and seeks unspecified compensatory damages and other relief. At this time we are unable to estimate any range of reasonably possible loss relating to this action.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery and European and domestic debt and budget issues, continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. For example, we have recently seen weakening demand and longer sales cycles in the public sector, which includes federal, state and local governments, as well as healthcare and education, which we believe were due in large part to budget constraints. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. For example, in the second quarter of 2013, we saw weakening demand in Asia and our APAC segment revenues declined year-over-year by 10%. Further, we have recently seen slower growth than we anticipated in China, India, and other growth markets, which we believe is due in part to macro-economic factors. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

•	our ability to execute on our strategic and operating plans;

•	changes to our global organization and our search for a permanent chief executive officer;

•	slowing sales or variations in sales rates by our channel partners to their customers;

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

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from on premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or through a browser, evolving industry standards and frequent new product introductions, including an increased emphasis on software products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, SMBs, and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these markets, then our revenues may not grow as anticipated and our business may ultimately be harmed. Given the competitive nature of the mobile industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues. Further, we are sponsoring the Open Visual Communications ConsortiumTM (OVCCTM) to leverage a global consortium of network and managed service providers to deliver broad connectivity service for unified communications and enable better business-to-business communication. The OVCC may not be as successful as we have planned, which could negatively impact our ability to deliver solutions for these markets.

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

As of June 30, 2013, our goodwill was approximately $559.8 million and other purchased intangible assets was approximately $49.7 million, which together represent a significant portion of the assets recorded on our condensed consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the second quarter of 2013, approximately 51% of our quarterly revenues were recognized in the third month of the quarter. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In the second quarter of 2013 and 2012, international revenues represented 56% and 58% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

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

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, we increased operating income by $1.1 million, $2.2 million, $0.1 million, and $0.3 million in the first, second, third, and fourth quarters of 2012, respectively, and by $0.7 million, $0.4 million in the first and second quarter of 2013, respectively.

If we fail to successfully attract and retain highly qualified management personnel and key employees, our business may be harmed.

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

We are currently undertaking a search for a permanent chief executive officer. The transition to a permanent chief executive officer may be disruptive to our business and, during the transition period, there may be uncertainty among investors and others concerning our future direction and performance. It also may be more difficult for us to recruit and retain other personnel until a permanent chief executive officer is identified. The failure to successfully hire a chief executive officer or other executives and key employees or the loss of any additional executives and key employees could have a significant impact on our operations.

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

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business and to reduce our operating costs. Such restructuring actions resulted in charges to operations of $9.8 million, $22.0 million, and $9.4 million that we recorded as restructuring costs during the six months ended June 30, 2013, calendar year 2012 and 2011, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures which may impact our operations.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write-down the value of our investments. For the quarter ended June 30, 2013, we did not recognize any other-than-temporary impairment or losses on our investments.

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

•	changes in our executive team or speculation in the press or the investment community about changes, which may be more pronounced due to the pending search for a permanent chief executive officer;

•	the announcement of new products, product enhancements or acquisitions by us or by our competitors;

•	technological innovations by us or our competitors;

•	quarterly variations in our results of operations;

•

failure of our future operating results to meet expectations of stock market analysts or investors, which is inherently subject to greater risk and uncertainty as expectations increase, or any financial guidance we may provide to the market;

•	general market conditions or market conditions specific to technology industries; and

•	domestic and international macroeconomic factors.

In addition, the stock market has in the past experienced significant price and volume fluctuations related to general economic, political and market conditions. These fluctuations have had a substantial effect on the market prices for many high technology companies like us and are often unrelated to the operating performance of the specific companies. As with the stock of many other public companies, the market price of our common stock continues to be volatile. This volatility in our stock price may continue for an indefinite period of time. Such volatility sometimes results in attempts by stockholders to involve themselves in the governance and strategic direction of a company above and apart from normal interactions between stockholders and management. Such activities, and any related publicity, may result in additional costs and, among other things, divert the attention of management and our employees.

Following periods of volatility in a company’s securities, class action litigation against a company is sometimes instituted. For example, on July 26, 2013, a purported shareholder class action suit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers. The complaint alleges that the Company issued materially false and misleading statements regarding the Company’s business, operational and compliance policies, which lead to materially false and misleading financial statements. The complaint alleges violation of the federal securities laws and seeks unspecified compensatory damages and other relief. Such litigation could result in substantial costs and the diversion of management time and resources.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended June 30, 2013:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
4/1/13 to 4/30/13	3,255,570	$10.69	3,252,501	$4,379,000
5/1/13 to 5/31/13	892,876	$10.71	706,558	$96,854,000
6/1/13 to 6/30/13	734,908	$10.95	734,251	$88,815,000
Total	4,883,354	$10.73	4,693,310

(1)	Includes 190,044 shares repurchased in April through June 2013 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In May 2008, we announced that our Board of Directors approved a share repurchase plan pursuant to which we were authorized, in our discretion, to purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). In addition, in May 2012, our Board of Directors approved an increase to the 2008 share repurchase plan authorization amount to include the net proceeds from the sale of our EWS business, which was completed in December 2012. Such net proceeds totaled $50.3 million through June 30, 2013. The authorized amounts under the 2008 share repurchase plan were fully exhausted in the second quarter of 2013. In May 2013, we announced that our Board of Directors approved a new share repurchase plan (“the 2013 share repurchase plan”) pursuant to which we are authorized to purchase shares in the open market with an aggregate value of up to $100.0 million. As of June 30, 2013, we have a remaining authorization to purchase up to an additional $88.8 million of shares in the open market under the 2013 share repurchase plan. The shares of common stock repurchased under each plan have been retired and reclassified as authorized and unissued shares. The 2013 share repurchase plan will expire on May 2, 2014.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective July 22, 2013 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.1*	Polycom, Inc. 2011 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 7, 2013).

10.2*

Separation Agreement and Release with Andrew Miller, dated July 22, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.3(1)*	Offer Letter with Kevin Parker, dated July 22, 2013.

10.4*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2013).

31.1(1)	Certification of the Interim President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 6, 2013

POLYCOM, INC.

/S/ KEVIN T. PARKER
Kevin T. Parker Interim President and Chief Executive Officer (Principal Executive Officer)

/S/ ERIC F. BROWN
Eric F. Brown Chief Operating Officer, Chief Financial Officer, and Executive Vice President (Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr Senior Vice President and Worldwide Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective July 22, 2013 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.1*	Polycom, Inc. 2011 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 7, 2013).

10.2*

Separation Agreement and Release with Andrew Miller, dated July 22, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.3(1)*	Offer Letter with Kevin Parker, dated July 22, 2013.

10.4*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2013).

31.1(1)	Certification of the Interim President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.