Form 10-Q
period 2013-09-30
POLYCOM INC
filed 2013-11-01
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

There were 170,419,502 shares of the Company’s Common Stock, par value $.0005, outstanding on October 18, 2013.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$712,694	$477,073
Short-term investments	161,339	197,196
Trade receivables, net of allowance for doubtful accounts of $2,722 and $2,921 at September 30, 2013 and December 31, 2012, respectively	175,223	194,654
Inventories	107,681	99,960
Deferred taxes	48,562	48,916
Prepaid expenses and other current assets	66,861	52,539
Total current assets	1,272,360	1,070,338
Property and equipment, net	122,379	133,319
Long-term investments	79,776	50,333
Goodwill	559,463	553,819
Purchased intangibles, net	45,948	54,983
Deferred taxes	26,702	28,406
Other assets	28,864	21,238
Total assets	$2,135,492	$1,912,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$91,136	$89,983
Accrued payroll and related liabilities	33,878	39,469
Taxes payable	4,880	4,736
Deferred revenue	172,056	158,482
Current portion of long term debt	6,250	—
Other accrued liabilities	71,592	63,018
Total current liabilities	379,792	355,688
Non-current liabilities
Long term deferred revenue	88,112	91,061
Taxes payable	14,926	15,598
Deferred taxes	229	236
Long term debt	243,750	—
Other non-current liabilities	34,381	22,079
Total non-current liabilities	381,398	128,974
Total liabilities	761,190	484,662
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 170,417,372 shares at September 30, 2013 and 175,323,885 shares at December 31, 2012	34	38
Additional paid-in capital	1,334,501	1,326,436
Retained earnings	35,479	97,104
Accumulated other comprehensive income	4,288	4,196
Total stockholders’ equity	1,374,302	1,427,774
Total liabilities and stockholders’ equity	$2,135,492	$1,912,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Product revenues	$242,515	$247,058	$740,066	$780,611
Service revenues	93,946	88,334	280,381	258,991
Total revenues	336,461	335,392	1,020,447	1,039,602
Cost of revenues:
Cost of product revenues	102,830	102,235	309,994	316,863
Cost of service revenues	38,587	36,799	114,714	106,123
Total cost of revenues	141,417	139,034	424,708	422,986
Gross profit	195,044	196,358	595,739	616,616
Operating expenses:
Sales and marketing	107,292	117,853	325,663	348,041
Research and development	54,220	53,997	164,782	153,425
General and administrative	28,468	27,376	76,461	72,375
Amortization of purchased intangibles	2,487	2,512	7,535	7,318
Restructuring costs	24,887	6,171	34,639	21,829
Acquisition-related costs	39	6,334	3,411	11,793
Total operating expenses	217,393	214,243	612,491	614,781
Operating income (loss)	(22,349)	(17,885)	(16,752)	1,835
Interest and other income (expense), net:
Interest expense	(850)	(287)	(1,736)	(470)
Other income (expense)	(784)	57	(1,041)	(2,540)
Interest and other income (expense), net	(1,634)	(230)	(2,777)	(3,010)
Loss from continuing operations before provision for (benefit from) income taxes	(23,983)	(18,115)	(19,529)	(1,175)
Provision for (benefit from) income taxes	(5)	(2,709)	(2,963)	105
Net loss from continuing operations	(23,978)	(15,406)	(16,566)	(1,280)
Income from discontinued operations, net of taxes	—	645	—	7,710
Gain from sale of discontinued operations, net of taxes	—	—	459	—
Net income (loss)	$(23,978)	$(14,761)	$(16,107)	$6,430
Net income (loss) per share, basic and diluted:
Net loss per share from continuing operations	$(0.14)	$(0.09)	$(0.10)	$(0.01)
Income per share from discontinued operations, net of taxes	—	—	—	0.04
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
Net income (loss) per share, basic and diluted	$(0.14)	$(0.08)	$(0.09)	$0.04

Number of shares used in computation of net income (loss) per share, basic and diluted	170,310	176,847	172,644	177,331

Note that earnings per share amounts for continuing operations, discontinued operations and net income, as presented above, are calculated individually and may not sum due to rounding differences. As a result of the net loss from continuing operations for all periods presented, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Net income (loss)	$(23,978)	$(14,761)	$(16,107)	$6,430
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	86	694	579	(453)
Unrealized gains/(losses) on investments:
Unrealized holding gains/losses arising during the period	96	52	10	(8)
Net gains/losses reclassified into earnings	(5)	(3)	66	(3)
Net unrealized gains/(losses) on investments	91	49	76	(11)
Unrealized gains/(losses) on hedging securities:
Unrealized hedge gains/losses arising during the period	(570)	(751)	1,793	789
Net gains/losses reclassified into earnings for revenue hedges	(716)	(944)	(1,190)	(7,263)
Net gains/losses reclassified into earnings for expense hedges	(514)	817	(1,166)	3,874
Net unrealized losses on hedging securities	(1,800)	(878)	(563)	(2,600)
Other comprehensive income (loss)	(1,623)	(135)	92	(3,064)
Comprehensive income (loss)	$(25,601)	$(14,896)	$(16,015)	$3,366

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income (loss)	$(16,107)	$6,430
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,654	45,592
Amortization of purchased intangibles	11,335	15,878
Amortization of debt issuance costs	52	—
Provision for doubtful accounts	—	800
Write-down of excess and obsolete inventories	5,625	5,297
Stock-based compensation	53,300	66,256
Excess tax benefits from stock-based compensation	(780)	(9,587)
Loss on disposal of property and equipment	3,658	3,502
Net gain on sale of discontinued operations	(459)	—
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	21,857	20,435
Inventories	(13,346)	(13,858)
Deferred taxes	2,058	(12,947)
Prepaid expenses and other assets	(18,915)	4,188
Accounts payable	(1,118)	(31,552)
Taxes payable	(4,006)	1,032
Other accrued liabilities and deferred revenue	24,661	19,958
Net cash provided by operating activities	117,469	121,424
Cash flows from investing activities:
Purchases of property and equipment	(41,793)	(51,979)
Purchases of investments	(200,945)	(212,377)
Proceeds from sale of investments	21,802	37,794
Proceeds from maturity of investments	185,634	178,162
Net cash received from sale of discontinued operations	556	—
Net cash paid in purchase acquisitions	(7,974)	(4,583)
Net cash used in investing activities	(42,720)	(52,983)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	23,326	24,362
Proceeds from debt, net of debt issuance costs	247,582	—
Purchase and retirement of common stock	(110,816)	(62,073)
Excess tax benefits from stock-based compensation	780	9,587
Net cash provided by (used in) financing activities	160,872	(28,124)
Net increase in cash and cash equivalents	235,621	40,317
Cash and cash equivalents, beginning of period	477,073	375,441
Cash and cash equivalents, end of period	$712,694	$415,758

The condensed consolidated statements of cash flows include combined cash flows from continuing operations along with discontinued operations.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2013, the condensed consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 30, 2013 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Certain prior year service costs have been reclassified amongst our segments to conform to the current year presentation in order to more appropriately align those costs with the associated revenues. See Note 16.

Revision of Prior Period Financial Statements

During the quarter ended June 30, 2013, the Company discovered an error that impacted the Company’s previously issued interim and annual consolidated financial statements for the fiscal years ended December 31, 2010 through 2012 and the quarter ended March 31, 2013. The error was related to certain royalty related expenses not being properly allocated between the Company’s U.S. entity and its international subsidiary which led to an understated income tax provision in fiscal years 2010 through 2012.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material to any of the prior reporting periods, and therefore, amendments of previously filed reports are not required. However, if the entire correction was recorded in the quarter ended June 30, 2013, the cumulative amount would be material in the year ending December 31, 2013 and would impact comparisons to prior periods. As such, the revisions for these corrections are reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The following tables set forth a summary of the revisions to the Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statements of Operations
Provision for (benefit from) income taxes for continuing operations	$(3,384)	$675	$(2,709)	$(1,025)	$1,130	$105

Net loss from continuing operations	$(14,731)	$(675)	$(15,406)	$(150)	$(1,130)	$(1,280)
Net income (loss)	$(14,086)	$(675)	$(14,761)	$7,560	$(1,130)	$6,430
Basic Net Income (loss) Per Share:
Net loss per share from continuing operations	$(0.08)	$(0.00)	$(0.09)	$0.00	$(0.01)	$(0.01)
Basic net income (loss) per share	$(0.08)	$(0.00)	$(0.08)	$0.04	$(0.01)	$0.04
Diluted net income (loss) per share:
Net loss per share from continuing operations	$(0.08)	$(0.00)	$(0.09)	$0.00	$(0.01)	$(0.01)
Diluted net income (loss) per share	$(0.08)	$(0.00)	$(0.08)	$0.04	$(0.01)	$0.04

Condensed Consolidated Statements of Comprehensive Income (loss)
Net income (loss)	$(14,086)	$(675)	$(14,761)	$7,560	$(1,130)	$6,430
Comprehensive income (loss)	$(14,221)	$(675)	$(14,896)	$4,496	$(1,130)	$3,366
Condensed Consolidated Statements of Cash Flows
Operating activities
Net income				$7,560	$(1,130)	$6,430
Changes in prepaid expenses and other current assets				$3,058	$1,130	$4,188
Net cash provided by operating activities				$121,424	$—	$121,424

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”). With the exception of the accounting standards update discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2013, that are of significance or potential significance to the Company.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. The Company is currently assessing the potential impact on the adoption of this guidance on its consolidated financial statements.

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

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. The Company received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in its consolidated financial statements for the year ended December 31, 2012. In the nine months ended September 30, 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of the final net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $57.0 million is payable over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. In accordance with accounting guidance, the Company has included the results of operations of EWS in discontinued operations within the condensed consolidated statements of operations for all periods presented.

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$17,897	$60,441
Income from discontinued operations	4,710	15,137
Provision for income taxes	4,065	7,427
Income from discontinued operations, net of taxes	$645	$7,710

There were no results from discontinued operations during the three and nine months ended September 30, 2013, as the divestiture of the EWS business was completed in December 2012.

4. BUSINESS COMBINATIONS

On March 1, 2013 the Company completed its acquisition of certain assets of Sentri, Inc. (“Sentri”), a privately-held services company with expertise in Microsoft technologies, for approximately $8.0 million in cash, net of approximately $0.4 million cash released from an escrow account as a result of a net working capital adjustment. The acquisition expands the Company’s advanced services offerings with an emphasis on multi-vendor unified communications solutions that can encompass video, voice, data, and networking.

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

In the three months ended September 30, 2013, total transactions entered pursuant to the terms of the Financing Agreement were approximately $32.6 million, of which $27.9 million was related to the sale of the financial assets arrangement. In the nine months ended September 30, 2013, total transactions entered were approximately $83.3 million, of which $73.1 million was related to the sale of the financial assets arrangement. In the three months ended September 30, 2012, total transactions entered were $6.8 million, of which $5.4 million was related to the sale of the financial assets arrangement. In the nine months ended September 30, 2012, total transactions entered were $7.2 million, of which $5.4 million was related to the sale of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of September 30, 2013 and December 31, 2012 was approximately $20.6 million and $15.4 million, respectively, of which $18.3 million and $12.4 million, respectively, was related to the accounts receivable sold, and is included in “Trade receivables” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.5 million and $1.2 million for the three and nine months ended September 30, 2013, respectively, and were less than $0.1 million in both the three and nine months ended September 30, 2012. Those fees were recorded as reductions to revenues.

6. GOODWILL AND PURCHASED INTANGIBLES

Goodwill

The following table presents details of the Company’s goodwill by segment during the nine months ended September 30, 2013 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2012	$302,768	$101,882	$149,169	$553,819
Sentri acquisition	5,490	—	—	5,490
Foreign currency translation	—	—	154	154
Balance at September 30, 2013	$308,258	$101,882	$149,323	$559,463

Purchased intangible assets

The following table presents details of the Company’s total purchased intangible assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(71,334)	$9,844	$81,178	$(67,514)	$13,664
Customer and partner relationships	79,525	(46,272)	33,253	79,025	(39,578)	39,447
Non-compete agreements	1,800	(350)	1,450	—	—	—
Trade name	3,400	(3,054)	346	3,400	(2,746)	654
Other	4,462	(4,325)	137	4,462	(4,162)	300
Finite-lived intangible assets	170,365	(125,335)	45,030	168,065	(114,000)	54,065
Indefinite life trade name	918	—	918	918	—	918
Total acquired intangible assets	171,283	(125,335)	45,948	168,983	(114,000)	54,983

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

The following table summarizes the amortization expenses recorded in the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Amortization of purchased intangibles in cost of product revenues	$1,248	$1,909	$3,744	$5,726
Amortization of purchased intangibles in operating expenses	2,487	2,512	7,535	7,318
Total amortization expenses of purchased intangibles	$3,735	$4,421	$11,279	$13,044

Amortization of purchased intangibles is not allocated to the Company’s segments.

The estimated future amortization expense as of September 30, 2013 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2013	$3,724
2014	14,510
2015	12,226
2016	9,880
2017	4,690
Total	$45,030

7. RESTRUCTURING COSTS

The Company recorded $24.9 million and $6.2 million during the three months ended September 30, 2013 and 2012, respectively, and $34.6 million and $21.8 million during the nine months ended September 30, 2013 and 2012, respectively, in restructuring costs. In 2013, the costs were primarily related to certain actions designed to optimize the organization and manage expenses, including actions to reduce or eliminate certain facilities globally and the elimination of approximately 4% of our global workforce and other restructuring actions previously approved by management. These actions are generally intended to gain or improve operating efficiencies and profitability. In addition, the Company recorded other charges associated with changes to the Company’s product roadmap as it focuses on products and solutions with greater revenue and margin potential.

The following table summarizes the status of the Company’s restructuring reserves (in thousands):

	Severance/Other	Facilities	Projects Discontinued	Total
Balance at December 31, 2012	$1,362	$7,464	$—	$8,826
Additions to the reserve	10,207	24,303	3,098	37,608
Non-cash write-off of leasehold improvements	—	(2,751)	—	(2,751)
Cash payments and other usage	(7,777)	(5,247)	(2,242)	(15,266)
Balance at September 30, 2013	$3,792	$23,769	$856	$28,417

As of September 30, 2013, the restructuring reserve is primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. Discount rates, cash flow projections and sublease assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change.

8. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Inventories consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Raw materials	$2,414	$1,871
Work in process	1,113	799
Finished goods	104,154	97,290
	$107,681	$99,960

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Non-trade receivables	$8,379	$10,463
Prepaid expenses	46,066	35,489
Derivative assets	7,131	4,158
Other current assets	5,285	2,429
	$66,861	$52,539

Deferred revenues consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Short-term:
Service	$170,583	$156,487
Product	73	595
License	1,400	1,400
	$172,056	$158,482
Long-term:
Service	$83,387	$85,286
License	4,725	5,775
	$88,112	$91,061

Other accrued liabilities consist of the following (in thousands):

	September 30, 2013	December 31, 2012
Accrued expenses	$21,483	$19,165
Accrued co-op expenses	4,702	4,571
Restructuring reserves	14,836	5,347
Warranty obligations	9,711	10,475
Derivative liabilities	5,612	3,273
Employee stock purchase plan withholdings	4,768	10,186
Other accrued liabilities	10,480	10,001
	$71,592	$63,018

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

Changes in the warranty obligation which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets during the periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$9,686	$9,950	$10,475	$10,577
Accruals for warranties issued during the period	4,295	5,376	12,407	14,839
Actual charges against warranty reserve during the period	(4,270)	(4,848)	(13,171)	(14,938)
Balance at end of period	$9,711	$10,478	$9,711	$10,478

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

Deferred services revenue of $170.6 million and $156.5 million is short-term and is included as a component of “Deferred revenue” as of September 30, 2013 and December 31, 2012, respectively, and $83.4 million and $85.3 million is long-term and is included in “Long-term deferred revenue” as of September 30, 2013 and December 31, 2012, respectively, on the condensed consolidated balance sheets.

Changes in the three and nine months ended September 30, 2013 and 2012 are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Balance at beginning of period	$252,091	$229,615	$241,773	$212,178
Additions to deferred services revenue	87,993	86,157	268,392	258,777
Amortization of deferred services revenue	(86,114)	(80,259)	(256,195)	(235,442)
Balance at end of period	$253,970	$235,513	$253,970	$235,513

The cost of providing these services for the three and nine months ended September 30, 2013 was $37.3 million and $110.7 million, respectively. The cost of providing these services for the three and nine months ended September 30, 2012 was $35.5 million and $102.2 million, respectively.

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

10. DEBT

On September 13, 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain of its subsidiaries from time to time party thereto as guarantors, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. The Credit Agreement provides for a $250.0 million term loan (the “Term Loan”) maturing on September 13, 2018 (the “Maturity Date”) and bears interest at the Company’s option at either a base rate plus a spread of 0.50% to 1.00%, or a reserve adjusted LIBOR rate plus a spread of 1.50% to 2.00% based on the Company’s consolidated leverage ratio for the preceding four fiscal quarters.

The Company entered into the Credit Agreement in conjunction with and for purposes of funding purchases of the Company’s common stock pursuant to a $250.0 million modified “Dutch Auction” self-tender offer announced in September 2013. See Note 13 for further details. Any remainder of such proceeds will be used for general corporate purposes. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1,562,500 beginning on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty. Amounts repaid or prepaid may not be reborrowed. The Term Loan is secured by substantially all the assets of certain domestic subsidiaries of the Company, subject to certain exceptions and limitations. The Company is also obligated to pay other customary closing fees, arrangement fees, and administration fees for a credit facility of this size and type. Total debt issuance costs incurred on the Term Loan were approximately $2.6 million and were recorded in “Prepaid expenses and other current assets” and “Other assets” on the condensed consolidated balance sheet and are being amortized over the life of the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of September 30, 2013.

The Credit Agreement includes customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

At September 30, 2013, the weighted average interest rate on the Term Loan was 2.02%, the accrued interest on the Term Loan was $0.2 million, and the current and noncurrent portion of the outstanding Term Loan was $6.2 million and $243.8 million, respectively. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purposes. At September 30, 2013, the carrying amount of the Term Loan approximated its estimated fair value based on observable market inputs. See Note 11.

The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

	Three and Nine Months Ended September 30, 2013	Three and Nine Months Ended September 30, 2012
Contractual interest expense	$305	$—
Amortization of debt issuance costs	52	—
	$357	$—

11. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company had cash and cash equivalents of $712.7 million and $477.1 million at September 30, 2013 and December 31, 2012, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At September 30, 2013, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2013:
Investments—Short-term:
U.S. government securities	$14,531	$7	$—	$14,538
U.S. government agency securities	51,293	30	—	51,323
Non-U.S. government securities	13,933	7	—	13,940
Corporate debt securities	81,527	22	(11)	81,538
Total investments – short-term	$161,284	$66	$(11)	$161,339
Investments—Long-term:
U.S. government securities	$17,480	$11	$—	$17,491
U.S. government agency securities	29,057	16	(1)	29,072
Non-U.S. government securities	7,737	10	—	7,747
Corporate debt securities	25,465	9	(8)	25,466
Total investments – long-term	$79,739	$46	$(9)	$79,776

Balances at December 31, 2012:
Investments—Short-term:
U.S. government securities	$24,205	$3	$—	$24,208
U.S. government agency securities	101,036	39	(5)	101,070
Non-U.S. government securities	1,527	—	—	1,527
Corporate debt securities	70,386	20	(15)	70,391
Total investments – short-term	$197,154	$62	$(20)	$197,196
Investments—Long-term:
U.S. government securities	$6,396	$4	$—	$6,400
U.S. government agency securities	22,145	17	(2)	22,160
Non-U.S. government securities	422	—	—	422
Corporate debt securities	21,368	—	(17)	21,351
Total investments – long-term	$50,331	$21	$(19)	$50,333

As of September 30, 2013, the Company’s total cash and cash equivalents and investments held in the United States totaled $490.9 million with the remaining $462.9 million held by various foreign subsidiaries outside of the United States.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2013:
U.S. government agencies securities	$11,334	$(1)	$—	$—	$11,334	$(1)
Corporate debt securities	39,099	(17)	2,999	(2)	42,098	(19)
Total investments	$50,433	$(18)	$2,999	$(2)	$53,432	$(20)
December 31, 2012:
U.S. government agency securities	$21,768	$(7)	$—	$—	$21,768	$(7)
Corporate debt securities	43,743	(32)	1,999	—	45,742	(32)
Total investments	$65,511	$(39)	$1,999	$—	$67,510	$(39)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings or other comprehensive income. During the three and nine months ended September 30, 2013 and 2012, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. The Company did not record such impairment charges during the three and nine months ended September 30, 2013 and 2012. The cost of these investments at both September 30, 2013 and December 31, 2012 was $2.0 million, and is recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the nine months ended September 30, 2013. The Company does not hold any investments classified as Level 3 as of September 30, 2013 and December 31, 2012.

As of September 30, 2013, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (46%), corporate bonds (31%), commercial paper (15%), non-U.S. Government securities (8%), and money market funds (0%). Included in available-for-sale securities is approximately $10.9 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

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

The Company’s Term Loan under its Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. See Note 10. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purpose. At September 30, 2013, the carrying amount of the Term Loan approximated its estimated fair value based on observable market inputs.

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs at September 30, 2013 and December 31, 2012 (in thousands):

		Fair Value Measurements at September 30, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$252,040	$200	$251,840
Foreign currency forward contracts (b)	$7,131	$—	$7,131
Liabilities:
Foreign currency forward contracts (c)	$5,612	$—	$5,612

		Fair Value Measurements at December 31, 2012 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$260,792	$795	$259,997
Foreign currency forward contracts (b)	$4,158	$—	$4,158
Liabilities:
Foreign currency forward contracts (c)	$3,273	$—	$3,273

(a)	Included in cash and cash equivalents, and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in short-term derivative assets as prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative liabilities as other accrued liabilities on the Company’s condensed consolidated balance sheets.

The Company’s current accounting policy and practice is not to offset derivative assets and liabilities in its condensed consolidated balance sheets. See Note 12.

12. FOREIGN CURRENCY DERIVATIVES

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2013 of the outstanding non-designated hedges (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	4,103	$1,840	Buy	—	$—	—
Brazilian Real	8,372	$3,624	Sell	—	$—	—
Euro	16,807	$22,753	Buy	15,150	$19,663	Buy
Euro	33,127	$44,313	Sell	38,385	$50,982	Sell
British Pound	4,690	$7,413	Buy	10,552	$16,730	Buy
British Pound	2,610	$4,216	Sell	14,803	$23,469	Sell
Israeli Shekel	47,442	$13,454	Buy	68,436	$17,405	Buy
Israeli Shekel	103,486	$29,039	Sell	—	$—	—
Japanese Yen	332,319	$3,383	Buy	—	$—	—
Japanese Yen	643,072	$6,547	Sell	—	$—	—
Mexican Peso	8,739	$665	Buy	—	$—	—
Mexican Peso	18,566	$1,401	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		September 30, 2013	September 30, 2012
Foreign exchange contracts	Other income (expense)	$(182)	$571

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

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the nine months ended September 30, 2013 and 2012 (in thousands):

Nine Months Ended September 30, 2013:	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Location of Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$1,793	Product revenues	$1,190	Other income (expense)	$273
		Cost of revenues	138
		Sales and marketing	(73)
		Research and development	1,075
		General and administrative	26
Total	$1,793		$2,356		$273

Nine Months Ended September 30, 2012:
Foreign exchange contracts	$789	Product revenues	$7,263	Other income (expense)	$(63)
		Cost of revenues	(721)
		Sales and marketing	(1,228)
		Research and development	(842)
		General and administrative	(1,083)
Total	$789		$3,389		$(63)

(a)	For both the nine months ended September 30, 2013 and 2012, there were no gains or losses recorded for the ineffective portion.

As of September 30, 2013, the Company estimated that all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the three and nine months ended September 30, 2013 and 2012, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at September 30, 2013 of the outstanding cash flow hedges, all of which are carried at fair value on the condensed consolidated balance sheets (foreign currency and dollar amounts in thousands):

	Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions
Euro	27,850	$36,844	Buy
Euro	56,315	$74,943	Sell
British Pound	22,348	$34,591	Buy
British Pound	20,697	$31,829	Sell
Israeli Shekel	88,764	$24,026	Buy

There were no outstanding cash flow hedge contracts with original maturities of 360 days or less at September 30, 2013. The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of September 30, 2013 and December 31, 2012. See Note 11 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Derivative assets (a):
Foreign exchange contracts	$3,614	$2,992	$3,517	$1,166
Derivative liabilities (b):
Foreign exchange contracts	$3,032	$1,760	$2,580	$1,513

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

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

The following table sets forth the offsetting of derivative assets as of September 30, 2013 and December 31, 2012 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented In the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2013:
Foreign exchange contracts	$7,131	$—	$7,131	$(4,731)	$—	$2,400
As of December 31, 2012:
Foreign exchange contracts	$4,158	$—	$4,158	$(3,227)	$—	$931

The following table sets forth the offsetting of derivative liabilities as of September 30, 2013 and December 31, 2012 (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented In the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2013:
Foreign exchange contracts	$5,612	$—	$5,612	$(4,731)	$—	$881
As of December 31, 2012:
Foreign exchange contracts	$3,273	$—	$3,273	$(3,227)	$—	$46

13. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market. During the three and nine months ended September 30, 2013, the Company repurchased approximately 1.7 million and 9.8 million shares of common stock, respectively, in the open market for $17.7 million and $102.3 million of cash, respectively. During the three and nine months ended September 30, 2012, the Company repurchased 2.9 million and $4.7 million shares of common stock, respectively, in the open market for cash of $30.0 million and $50.0 million, respectively.

In September 2013, the Company announced that its Board of Directors had authorized the repurchase of $400.0 million, or approximately 20 percent of the Company’s outstanding common stock, through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent open market purchases or privately negotiated transactions. The Company expects to fund the program with $150.0 million in cash and its $250.0 million Term Loan (see Note 10). The Company commenced the Tender Offer on September 13, 2013, as amended subsequently, at a price of not less than $10.00 and not more than $11.50 per share and, at the midpoint of such range, expects to purchase approximately 23 million shares. The Tender Offer was expected to expire on October 30, 2013. The $400.0 million share repurchase authorization supersedes any remaining outstanding share repurchase authorizations as of the commencement of the Tender Offer. All repurchases are expected to be completed within one year. To the extent that the Company accepts tender offers from shareholders at a price in excess of the fair market value upon closing of the Tender Offer, the Company will incur a charge for the excess of the purchase price over fair value, which will be recorded as a non-operating expense in the consolidated statement of operations.

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2013 (in thousands). The tax effects were not shown separately, as the impacts were not material.

Nine Months Ended September 30, 2013	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2012	$1,014	$2	$3,180	$4,196
Other comprehensive income before reclassifications	1,793	10	579	2,382
Amounts reclassified from accumulated other comprehensive income (a)	(2,356)	66	—	(2,290)
Net current-period other comprehensive income	(563)	76	579	92
Balance as of September 30, 2013	$451	$78	$3,759	$4,288

(a)

See Note 12 of Notes to Condensed Consolidated Financial Statements for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Other income (expense)” in the condensed consolidated statement of operations for the nine months ended September 30, 2013, net of taxes.

14. STOCK-BASED EMPLOYEE BENEFIT PLANS

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded for the three and nine months ended September 30, 2013 and 2012 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cost of sales – product	$686	$969	$2,252	$2,720
Cost of sales – service	1,479	1,920	4,600	4,952
Stock-based compensation expense included in cost of sales	2,165	2,889	6,852	7,672

Sales and marketing	5,889	9,765	19,742	27,069
Research and development	3,669	5,409	12,578	14,808
General and administrative	5,479	6,760	14,128	15,522
Stock-based compensation expense included in operating expenses	15,037	21,934	46,448	57,399
Stock-based compensation costs related to employee equity awards and employee stock purchases	17,202	24,823	53,300	65,071
Tax benefit	(7,960)	(4,637)	(24,663)	(56,764)
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$9,242	$20,186	$28,637	$8,307

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

Valuation Assumptions

Non-qualified stock options

The Company did not grant any stock options during the three and nine months ended September 30, 2013. During the nine months ended September 30, 2012, the Company granted 479,571 non-qualified stock option shares to certain employees. Per the terms of the option grant, 50% of the options vest on the one year anniversary of the grant date and the remaining 50% will vest on the second anniversary of the grant date. The stock-based compensation cost recognized in connection with the non-qualified stock options was $0.1 million and $0.7 million for the three and nine months ended September 30, 2013, respectively, and was $0.4 million and $0.6 million for the three and nine months ended September 30, 2012, respectively. The weighted-average estimated fair value of non-qualified stock options granted during the three and nine months ended September 30, 2012 was $4.45 per share.

The fair value of each employee non-qualified stock option grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

For the Three and Nine Months Ended September 30, 2012
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

As the stock-based compensation expense recognized in the condensed consolidated statement of operations for the three and nine months ended September 30, 2013 is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Employee Stock Purchase Plan

For purchase rights granted pursuant to the Company’s employee stock purchase plan (“ESPP”), the estimated fair value per share of employee stock purchase rights for the two-year offering period commencing on August 1, 2013 ranged from $2.60 to $4.06, compared to fair value per share from $2.69 to $3.96 for the two-year offering period commencing on August 1, 2012. The estimated fair value per share of employee stock purchase rights for the two-year offering period commencing on February 1, 2013 ranged from $2.93 to $4.57, compared to fair value per share from $6.43 to $8.40 for the two-year offering period commencing on February 1, 2012.

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Expected volatility	42.40-48.89%	55.91-61.78%	42.40-50.55%	48.27-61.78%
Risk-free interest rate	0.08-0.35%	0.14-0.24%	0.08-0.35%	0.09-0.24%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

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

The Company grants performance shares (“PSUs”) which contain a market condition based on Total Shareholder Return (“TSR”) and which measure the Company’s relative performance against the NASDAQ Composite Index. The PSUs will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. Stock-based compensation expense for these PSUs is recognized using the graded vesting method. During the nine months ended September 30, 2013 and 2012, the Company granted 1,373,329 and 1,795,893, respectively, of PSUs to certain employees and executives, at a weighted average fair value of $8.83 and $17.21 per share, respectively. The TSR performance of those PSU grants is measured against the NASDAQ Composite Index. The 2013 and 2012 grants are generally divided evenly over three annual performance periods commencing with calendar year 2013 and 2012, respectively.

The Company also granted restricted stock units (“RSUs”) during the nine months ended September 30, 2013 and 2012. The fair value of RSUs is based on the closing market price of the Company’s common stock on the date of grant. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for these RSUs is recognized using the graded vesting method. During the nine months ended September 30, 2013 and 2012, the Company granted 4,571,571 and 4,432,219 RSUs at a weighted average fair value of $10.12 and $15.48 per share, respectively.

Non-employee directors currently receive annual awards of RSUs. The RSUs vest quarterly in four equal installments over approximately one year from the date of grant. The fair value of these awards is the fair market value of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is generally amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements. During the nine months ended September 30, 2013 and 2012, the Company granted 100,000 and 120,000 RSUs, respectively, to non-employee directors, at a weighted average fair value of $11.14 and $10.77 per share, respectively.

On July 23, 2013, the Company granted 98,700 PSUs and 98,700 RSUs to its Interim Chief Executive Officer (the “Interim CEO”). The fair value per share of RSUs and PSUs were $11.18 and $9.70, respectively. Both PSU and RSU awards will vest upon the earlier of (a) the last date on which he remains the Interim CEO, and (b) the three-year anniversary of the grant date, provided the performance goal is achieved. The total number of the awards that will vest will be determined as the total PSUs and RSUs granted multiplied by a fraction, the numerator of which is equal to the whole number of months he served as the Interim CEO, and the denominator of which is equal to 36, with such product rounded down to the nearest whole share. For the 98,700 performance shares awarded, the TSR will be measured against the NASDAQ Composite Index for the actual service period of the Interim CEO. The stock-based compensation expense for those awards will be recognized ratably over a 36-month period for the actual service period.

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

During the nine months ended September 30, 2013 and 2012, 2,904,287 and 1,867,683 shares were purchased under ESPP, respectively. As of September 30, 2013, there were 5,259,136 shares available to be issued under the ESPP. The stock-based compensation cost recognized in connection with the ESPP was $2.4 million and $10.3 million, in the three and nine months ended September 30, 2013, respectively, and was $5.4 million and $15.3 million in the three and nine months ended September 30, 2012, respectively.

The Company also modified the terms of certain existing awards under its ESPP during the nine months ended September 30, 2013 and 2012. During the nine months ended September 30, 2013, the modification was due to increases in contribution elections for future purchase periods by certain participants, as well as a result of the stock price as of the new offering period date being lower than it was on the initial enrollment date, which triggered the reset and rollover feature of the ESPP and incurred a resultant cumulative $1.4 million of incremental expenses to be recognized over the vesting term. Approximately $7.9 million of incremental expenses (including those from prior year modifications) was recognized in the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the modification was primarily as a result of the stock price as of the new offering period date being lower than it was on the initial enrollment date, which triggered the reset and rollover feature of the ESPP, and incurred a resultant cumulative $20.2 million of incremental expenses to be recognized over the vesting term. Approximately $6.1 million of the incremental expenses was recognized in the nine months ended September 30, 2012.

15. COMPUTATION OF NET INCOME PER SHARE

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

As the Company incurred net losses from continuing operations for the three and nine months ended September 30, 2013 and 2012, the shares used in computing basic and diluted net income (loss) per share will be the same because including the potential dilutive common stock equivalents would have had an antidilutive effect.

The following table sets forth the weighted average outstanding shares subject to options to purchase common stock, restricted common stock awards, performance shares and stock purchase rights (in thousands) that were excluded from the computation of diluted net income (loss) per share for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Potential dilutive common stock equivalents:
Stock options to purchase common stock	4	71	8	302
Restricted common stock awards	2,737	1,103	2,562	1,319
Performance shares	201	115	455	267
Stock purchase rights	740	157	572	56
Total	3,682	1,446	3,597	1,944

16. BUSINESS SEGMENT INFORMATION

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

Financial information for each reportable geographical segment as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012, based on the Company’s internal management reporting system and as utilized by the Company’s Interim Chief Executive Officer who is its Chief Operating Decision Maker (“CODM”), is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2013:
Revenue	$177,285	$80,015	$79,161	$336,461
% of total revenue	53%	24%	23%	100%
Contribution margin	69,899	34,094	30,281	134,274
% of segment revenue	39%	43%	38%	40%

For the three months ended September 30, 2012:
Revenue	$170,965	$78,569	$85,858	$335,392
% of total revenue	51%	23%	26%	100%
Contribution margin	67,438	28,581	34,732	130,751
% of segment revenue	39%	36%	40%	39%

For the nine months ended September 30, 2013:
Revenue	$523,895	$248,834	$247,718	$1,020,447
% of total revenue	52%	24%	24%	100%
Contribution margin	207,876	103,703	98,364	409,943
% of segment revenue	40%	42%	40%	40%

For the nine months ended September 30, 2012:
Revenue	$513,869	$252,289	$273,444	$1,039,602
% of total revenue	50%	24%	26%	100%
Contribution margin	212,788	98,935	116,637	428,360
% of segment revenue	41%	39%	43%	41%

As of September 30, 2013: Gross accounts receivable	$97,314	$61,540	$58,734	$217,588
% of total gross accounts receivable	45%	28%	27%	100%
As of December 31, 2012: Gross accounts receivable	100,494	67,529	71,128	239,151
% of total gross accounts receivable	42%	28%	30%	100%

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

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Segment contribution margin	$134,274	$130,751	$409,943	$428,360
Corporate and unallocated costs	(110,640)	(106,718)	(323,645)	(314,247)
Stock-based compensation	(17,202)	(24,823)	(53,300)	(65,071)
Effect of stock-based compensation cost on warranty expense	(120)	(169)	(421)	(541)
Acquisition-related costs	(39)	(6,334)	(3,411)	(11,793)
Amortization of purchased intangibles	(3,735)	(4,421)	(11,279)	(13,044)
Restructuring costs	(24,887)	(6,171)	(34,639)	(21,829)
Interest and other income (expense), net	(1,634)	(230)	(2,777)	(3,010)
Loss from continuing operations before provision for (benefit from) income taxes	$(23,983)	$(18,115)	$(19,529)	$(1,175)

	September 30, 2013	December 31, 2012
Gross accounts receivables	$217,588	$239,151
Returns and related reserves	(39,643)	(41,576)
Allowance for doubtful accounts	(2,722)	(2,921)
Total trade receivables, net	$175,223	$194,654

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net Revenues:
UC group systems	$221,370	$225,780	$686,795	$717,982
UC personal devices	56,920	45,731	157,014	134,095
UC platform	58,171	63,881	176,638	187,525
Total	$336,461	$335,392	$1,020,447	$1,039,602

During both the three and nine months ended September 30, 2013, one customer from the Americas segment, ScanSource Communications (“ScanSource”), accounted for 17% of the Company’s revenues. During both the three and nine months ended September 30, 2012, ScanSource accounted for 14% of the Company’s revenues. At September 30, 2013, ScanSource accounted for 13% of total gross accounts receivable and no single customer accounted for more than 10% of gross accounts receivable at December 31, 2012.

17. INCOME TAXES

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

The following table presents the income tax expense (benefit) from continuing operations and the effective tax rates:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income tax expense (benefit) from continuing operations (in thousands)	$(5)	$(2,709)	$(2,963)	$105
Effective tax rate	0.02%	15.0%	15.2%	(8.9)%

The Company’s effective tax rate was 0.02% and 15.0% for the three months ended September 30, 2013 and 2012, respectively, and 15.2% and (8.9)% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rates for the three and nine months ended September 30, 2013 differ from the U.S. federal statutory rate of 35% due primarily to discrete benefits recorded during the three and nine months ended September 30, 2013, $2.2 million of which was recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, $1.0 million of which was recorded in the second quarter of 2013 related to previously non-deductible acquisition-related expenses that became deductible in the quarter, and a $2.0 million reserve release inclusive of interest which was recorded in the third quarter due to the expiration of a statute of limitations. In addition, $1.5 million of tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan were recorded in the nine months ended September 30, 2013, $0.5 million of which was recorded in the third quarter.  For the three and nine months ended September 30, 2012, discrete benefits from reserve releases for statute expirations were $3.2 million and $3.6 million, inclusive of interest, respectively.  Also reflected in the effective tax rate for the three and nine months ended September 30, 2013 and 2012, were impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions and other recurring permanent adjustments including non-deductible stock-based compensation expense.

As of September 30, 2013, the amount of gross unrecognized tax benefits was $22.6 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2013 and 2012, the Company had approximately $1.6 million of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $1.5 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

As a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, the Company has entered into agreements with the local governments in certain foreign jurisdictions where it has significant operations to provide it with favorable tax rates in those jurisdictions if certain criteria are met. Tax benefits realized from favorable tax rates for the three and nine months ended September 30, 2013 were $1.0 million ($0.01 per share) in aggregate, primarily related to the Company’s subsidiary in China which was granted High-New Technology Enterprise (“HNTE”) Recognition in 2008 resulting in a reduction in tax rate from 25% to 15%.

18. CONTINGENCIES

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company expects that the number and significance of these matters will increase as business expands. In particular, the Company expects to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record a reserve for the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Litigation

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action suit was filed in the United States District Court for the Northern District of California against Polycom and certain of its current and former officers. The lawsuit alleges that, between July 24, 2012 and July 23, 2013, Polycom issued materially false and misleading statements or failed to disclose information regarding Polycom’s business, operational and compliance policies, including with respect to its Chief Executive Officer’s expense submissions and the Company’s internal controls, alleges that the Company’s financial statements were materially false and misleading, and alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief. Polycom has not yet responded to the complaint. At this time, the Company is unable to estimate any range of reasonably possible loss relating to the action.

Derivative Lawsuits. On August 21, 2013, the first of two purported shareholder derivative suits was filed in the United States District Court for the Northern District of California against certain of Polycom’s current and former officers and directors. An additional purported shareholder derivative lawsuit was filed in the same court on October 16, 2013, alleging substantially similar claims. The complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to Polycom’s Chief Executive Officer’s expense submissions and the Company’s internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused Polycom to repurchase its own stock at artificially inflated prices. The complaint seeks unspecified compensatory damages, corporate governance reforms, and other relief.  Polycom has not yet responded to the complaints. On October 31, 2013, the court consolidated the complaints and required the plaintiffs to file an operative complaint. At this time, the Company is unable to estimate any range of reasonably possible loss relating to the actions.

19. SUBSEQUENT EVENT

On October 31, 2013, the Company announced the preliminary results of the Tender Offer which expired on October 30, 2013 (see Note 13).  In accordance with the terms and conditions of the Tender Offer, and based upon the preliminary count by the depositary for the Tender Offer, the Company expects to accept for purchase approximately 27.4 million shares of its common stock at a purchase price of $10.40 per share, for an aggregate cost of $285.4 million, excluding fees and expenses related to the Tender Offer. The total amount of shares expected to be purchased includes the Company’s right to upsize the Tender Offer by up to 2 percent of outstanding shares. Based on the preliminary results, the Company anticipates that following settlement of the Tender Offer, it will have approximately 143.0 million shares outstanding. The number of shares to be purchased and the price per share are preliminary. The actual number of shares validly tendered and not withdrawn, the actual number of shares to be purchased, and the final price per share will be announced following the completion of the confirmation process.

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

We believe important drivers for the adoption of Polycom UC&C solutions include:

•	UC&C solutions, including voice and video offerings, as a preferred method of communication everywhere,

•	growth of video-capable mobile devices (including tablets and smartphones),

•	growth of Microsoft Lync in the corporate environment and the resulting impact on sales of Polycom’s Lync-compactible voice and video devices,

•	expansion of business applications with integrated web-based video collaboration,

•	virtualization and the move to private, public, and hybrid clouds,

•	adoption of UC&C by small and medium businesses,

•	growth of the number of teleworkers globally,

•	emergence of Bring Your Own Device (BYOD) programs in businesses of all sizes, across all regions,

•	demand for UC&C solutions for business-to-business and business-to-consumer communications and the move of consumer applications into the business space, and

•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing video collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology and customer-centric go-to-market capabilities.

Revenues for the three and nine months ended September 30, 2013 were $336.5 million and $1.0 billion, respectively, an increase of $1.1 million, or 0%, and a decrease of $19.2 million, or 2%, from the same periods in 2012. For the three and nine months period ended September 30, 2013, our product revenues decreased by 2% and 5%, respectively, while our service revenues increased by 6% and 8%, respectively, as compared to the same periods in 2012. On a year-over-year basis, the decrease in product revenues was primarily a result of lower sales of our UC group systems and UC platform products, partially offset by increased sales of our UC personal devices products. The increase in service revenues was driven primarily by increased maintenance service revenues on a larger installed base and increased maintenance service renewals year-over-year.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 53%, 24%, and 23%, respectively, of our revenues in the three months ended September 30, 2013. Our Americas and EMEA segment revenues increased by 4% and 2%, respectively, and our APAC segment revenues decreased by 8%, in the three months ended September 30, 2013 as compared to the same period in 2012. Our Americas, EMEA, and APAC segment revenues accounted for 52%, 24%, and 24%, respectively, of our revenues in the nine months ended September 30, 2013. Our EMEA and APAC segment revenues decreased by 1% and 9%, respectively, while our Americas segment revenues increased by 2%, in the nine months ended September 30, 2013 as compared to the same period in 2012. On a year-over-year basis, product revenues declined in our EMEA and APAC segments and service revenues increased across all our segments. Our Americas segment product revenues increased in the three months ended September 30, 2013 but decreased slightly in the nine months ended September 30, 2013 as compared to the same periods in 2012. See Note 16 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margins and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three and nine months ended September 30, 2013 and 2012.

During the nine months ended September 30, 2013, we continued to experience slower revenue growth rates than we have in recent years. We believe the decline in revenues was due to several factors, including a company and industry transition from point products to solution selling which resulted in some customers requiring additional time to consider a more UC&C centric strategy versus point product or end point only deployments; slower public sector spending in North America; lower revenues in our EMEA segment impacted by economic conditions in Europe; and continuing slowdown of government spending and softer demand in other key geographies such as China and India. Further, our product revenues have decreased year-over-year since the first quarter of 2012, driven by lower UC group systems revenues, principally group video products, and lower UC platform products, primarily in Asia Pacific.  We expect this trend to continue at least in the near term.

Operating margins decreased by 2 percentage points in both the three and nine months ended September 30, 2013, as compared to the same periods in 2012. The decreases in operating margins year-over-year were primarily driven by decreases in gross margin, while operating expenses as a percentage of revenues increased slightly. Gross margins decreased by 1 percentage point in both the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily as a result of lower revenues and changes in product mix. Operating expenses as a percentage of revenues increased by 1 percentage point year-over-year, primarily due to higher restructuring charges and legal costs being largely offset by decreased headcount-related costs and acquisition-related costs.

During the nine months ended September 30, 2013, we generated approximately $117.5 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $235.6 million net increase in our total cash and cash equivalents.

On September 13, 2013, we entered into a Credit Agreement which provides for a $250.0 million term loan due on September 13, 2018. All amounts borrowed under the Credit Agreement will be used to fund stock repurchases pursuant to the announced tender offer to purchase up to $250.0 million in value of shares of our common stock, with any remainder of such proceeds to be used for general corporate purposes. See Note 10 of Notes to Condensed Consolidated Financial Statements.

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

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

The following table sets forth, as a percentage of revenues, condensed consolidated statements of operations data for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues:
Product revenues	72%	74%	73%	75%
Service revenues	28%	26%	27%	25%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	42%	41%	42%	41%
Cost of service revenues as a % of service revenues	41%	42%	41%	41%
Total cost of revenues	42%	41%	42%	41%
Gross profit	58%	59%	58%	59%
Operating expenses:
Sales and marketing	32%	35%	32%	33%
Research and development	16%	16%	16%	15%
General and administrative	9%	8%	8%	7%
Amortization of purchased intangibles	1%	1%	1%	1%
Restructuring costs	7%	2%	3%	2%
Acquisition-related costs	0%	2%	0%	1%
Total operating expenses	65%	64%	60%	59%
Operating income (loss)	(7)%	(5)%	(2)%	0%
Other income (expense), net:
Interest expense	(0)%	(0)%	(0)%	(0)%
Other income (expense)	(0)%	0%	(0)%	(0)%
Interest and other income (expense), net	(0)%	(0)%	(0)%	(0)%
Loss from continuing operations before provision for (benefit from) income taxes	(7)%	(5)%	(2)%	(0)%
Provision for (benefit from) income taxes	(0)%	(1)%	0%	0%
Net loss from continuing operations	(7)%	(4)%	(2)%	(0)%
Income from discontinued operations, net of taxes	0%	0%	0%	1%
Gain from sale of discontinued operations, net of taxes	0%	0%	0%	0%
Net income (loss)	(7)%	(4)%	(2)%	1%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended		Increase (Decrease)	Nine Months Ended		Increase (Decrease)
$ in thousands	September 30, 2013	September 30, 2012		September 30, 2013	September 30, 2012
Americas	$177,285	$170,965	4%	$523,895	$513,869	2%
% of revenues	53%	51%		52%	50%
EMEA	$80,015	$78,569	2%	$248,834	$252,289	(1)%
% of revenues	24%	23%		24%	24%
APAC	$79,161	$85,858	(8)%	$247,718	$273,444	(9)%
% of revenues	23%	26%		24%	26%
Total revenues	$336,461	$335,392	—	$1,020,447	$1,039,602	(2)%

Total revenues for the three months ended September 30, 2013 were $336.5 million, a decrease of $1.1 million, or 0%, from the same period in 2012. Total revenues for the nine months ended September 30, 2013 were $1.0 billion, a decrease of $19.2 million, or 2%, from the same period in 2012. The overall decreases in revenues were due to decreases in product revenues of $4.5 million, or 2%, and $40.5 million, or 5%, in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily a result of lower sales of our UC group systems and UC platform products, partially offset by increased sales of our UC personal devices products. The decreases in product revenues were partially offset by increases in service revenues of $5.6 million, or 6%, and $21.4 million, or 8% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in service revenues was primarily driven by increased maintenance service revenues on a larger installed base and increased maintenance service renewals year-over-year.

In the three months ended September 30, 2013, our Americas and EMEA segment revenues increased by $6.3 million, or 4%, and $1.4 million, or 2%, respectively, while our APAC segment revenues decreased by $6.7 million, or 8%, as compared to the same period in 2012. The increased revenues in our Americas and EMEA segments in the third quarter of 2013 were driven primarily by increased revenues in the United States, Benelux, and the Middle East and Turkey, partially offset by decreased revenues in Mexico and France. The decrease in APAC segment revenues was driven primarily by decreases in India and China, partially offset by increased revenues in Australia. In the nine months ended September 30, 2013, our EMEA and APAC segment revenues decreased by $3.5 million, or 1%, and $25.7 million, or 9%, respectively, while our Americas segment revenues increased by $10.0 million, or 2%, as compared to the same period in 2012. The overall decrease in revenues in the nine months ended September 30, 2013 was driven primarily by decreased revenues across many of our key geographic markets, including India, China, Mexico, Germany, France, and the Nordic countries, partially offset by increases in the United States, Brazil, Japan, Russia and the United Kingdom. On a year-over-year basis, our service revenues increased across all our segments and product revenues decreased in our EMEA and APAC segments during both the three and nine months ended September 30, 2013. Product revenues in our Americas segment increased during the three months ended September 30, 2013 but decreased during the nine months ended September 30, 2013, as compared to the same periods in 2012.

Cisco has informed us that it will end of life, and will therefore no longer resell, the IP conference phones they purchase from us.  For the nine months ended September 30, 2013, we generated approximately $35 million in revenues from this relationship. Going forward, we expect revenues to be approximately $5 million in the fourth quarter of 2013 and to decline further in the first quarter of 2014.  We have been planning for the transition and are working to evolve the features and functionality of our VoIP conference phone portfolio to be interoperable in a Cisco environment.

In both the three and nine months ended September 30, 2013, one channel partner, ScanSource Communications (“ScanSource”), located in our Americas segment, accounted for 17% of our total net revenues. In the same periods of 2012, ScanSource accounted for 14% of our total net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2013	September 30, 2012	Increase (Decrease)	September 30, 2013	September 30, 2012	Increase (Decrease)
UC group systems	$221,370	$225,780	(2)%	$686,795	$717,982	(4)%
UC personal devices	56,920	45,731	24%	157,014	134,095	17%
UC platform	58,171	63,881	(9)%	176,638	187,525	(6)%
Total revenues	$336,461	$335,392	—	$1,020,447	$1,039,602	(2)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. In the three months ended September 30, 2013, UC group systems revenues decreased by $4.4 million, or 2% from the same period in 2012, primarily driven by decreases in sales of our group video products and related services from our Americas and APAC segments and decreases in sales of our immersive telepresence products and related services in our Americas and EMEA segments, partially offset by increased revenues from group video products and related services from our EMEA segment and group voice products and related services in our Americas and EMEA segments. In the nine months ended September 30, 2013, UC group systems revenues decreased by $31.2 million, or 4%, from the same period in 2012, primarily driven by decreases in sales of our group video and immersive telepresence products and related services across all regions and decreased revenues from group voice products and related services in our EMEA and APAC segments, partially offset by increased revenues from group voice products and related services in our Americas segment.

UC personal devices include desktop video devices and desktop voice products and the related service elements. The increases in UC personal devices of $11.2 million, or 24%, and $22.9 million, or 17%, in the three and nine months ended September 30, 2013 from the same periods in 2012, respectively, were primarily due to increased sales of our desktop voice products and related services in all our segments, partially offset by decreased revenues from desktop video products and related services in all our segments. Overall, the increase in UC personal devices revenues was due in part to increased demand for our Microsoft® Lync® interoperable solutions and the continued adoption of VoIP technologies.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. The decreases in UC platform revenue of $5.7 million, or 9%, and $10.9 million, or 6%, in the three and nine months ended September 30, 2013, respectively, from the same periods in 2012 were driven by lower sales of our UC platform products and related services in our APAC and Americas segments, partially offset by increased revenues from our EMEA segment.

Cost of Revenues and Gross Margins

	Three Months Ended		Increase/ (Decrease)		Nine Months Ended		Increase/ (Decrease)
$ in thousands	September 30, 2013	September 30, 2012			September 30, 2013	September 30, 2012
Product Cost of Revenues	$102,830	$102,235	1%		$309,994	$316,863	(2)%
% of Product Revenues	42%	41%	1	pt	42%	41%	1	pt
Product Gross Margins	58%	59%	(1	) pt	58%	59%	(1	) pt
Service Cost of Revenues	$38,587	$36,799	5%		$114,714	$106,123	8%
% of Service Revenues	41%	42%	(1	) pt	41%	41%	—
Service Gross Margins	59%	58%	1	pt	59%	59%	—
Total Cost of Revenues	$141,417	$139,034	2%		$424,708	$422,986	—
% of Total Revenues	42%	41%	1	pt	42%	41%	1	pt
Total Gross Margins	58%	59%	(1	) pt	58%	59%	(1	) pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.7 million and $1.0 million for the three months ended September 30, 2013 and 2012, and $2.3 million and $2.7 million for the nine months ended September 30, 2013 and 2012, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins decreased by 1 percentage point in both the three and nine months ended September 30, 2013, as compared to the same periods in 2012, primarily due to lower than expected product sales and changes in product mix, partially offset by decreases in warranty expense and amortization of purchased intangibles. From a segment perspective, product gross margins decreased in our Americas and APAC segments, but increased slightly in our EMEA segment in the three months ended September 30, 2013 as compared to the same period in 2012. Product gross margins decreased across all our segments in the nine months ended September 30, 2013 as compared to the same period in 2012.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation of $1.5 million and $1.9 million for the three months ended September 30, 2013 and 2012, and $4.6 million and $5.0 million for the nine months ended September 30, 2013 and 2012, respectively.

Overall, service gross margins increased slightly and remained flat in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to increased services revenues being substantially offset by increased cost of services. On a year-over-year basis, service revenues increased by 6% and 8% in the three and nine months ended September 30, 2013, respectively, primarily due to increased maintenance service revenues on a larger installed base and increased maintenance service renewals. The increase in direct spending costs was as a result of increased headcount-related costs as well as IT and facilities allocations, partially offset by decreased managed network costs. Our services organization headcount increased by 8% from September 30, 2012 to September 30, 2013. On a year-over-year basis, service gross margins as a percentage of revenues increased in our EMEA segment but decreased in our Americas and APAC segments for the three and nine months ended September 30, 2013 as compared to the same periods in 2012.

Total Cost of Revenues and Total Gross Margins

Overall, total gross margins as a percentage of revenues decreased by 1 percentage point for both the three and nine months ended September 30, 2013 as compared to the same periods in 2012. The decreases in total gross margins were driven primarily by the decrease in the product gross margins, as discussed under Cost of Product Revenues and Product Gross Margins, while the service gross margins increased slightly and remained flat for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, as discussed under Cost of Service Revenues and Service Gross Margins.

We expect gross margins to remain relatively flat in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; the extent to which new services sales accompany our product sales as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings; increasing costs for freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; higher prices on commodity components; warranty and recall costs; and the timing of sales. In order to control expenses in any given quarter, we have taken actions to reduce costs, such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower-than-anticipated revenues.

Sales and Marketing Expenses

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2013	September 30, 2012	Decrease		September 30, 2013	September 30, 2012	Decrease
Expenses	$107,292	$117,853	(9)%		$325,663	$348,041	(6)%
% of Revenues	32%	35%	(3	)pts	32%	33%	(1	)pt

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $5.9 million and $9.8 million for the three months ended September 30, 2013 and 2012, and of $19.7 million and $27.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Sales and marketing expenses decreased by $10.6 million, or 9%, and decreased by $22.4 million, or 6%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Sales and marketing expenses as a percentage of revenues decreased by 3 percentage points and 1 percentage point in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The year-over-year decreases in sales and marketing expenses in absolute dollars and as a percentage of revenues were primarily due to decreased headcount-related costs, including compensation and commission expenses, headcount-based allocations, and decreased marketing programs spending, partially offset by increased outside services costs. Sales and marketing headcount decreased by 5% from September 30, 2012 to September 30, 2013 in order to better align costs with revenues.

We expect our sales and marketing expenses to remain relatively flat in absolute dollars in the near term. Expenses will also fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control expenses in any given quarter, we have taken actions to reduce costs, such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Research and Development Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2013	September 30, 2012	Increase	September 30, 2013	September 30, 2012	Increase
Expenses	$54,220	$53,997	—	$164,782	$153,425	7%
% of Revenues	16%	16%	—	16%	15%	1	pt

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $3.7 million and $5.4 million for the three months ended September 30, 2013 and 2012, and of $12.6 million and $14.8 million for the nine months ended September 30, 2013 and 2012, respectively.

Research and development expenses increased by less than $1.0 million, or 0%, and increased by $11.4 million, or 7%, for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Research and development expenses as a percentage of revenues remained flat and increased by 1 percentage point for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increases in absolute dollars and as a percentage of revenues were primarily due to increased headcount-related costs, including compensation expenses, partially offset by decreased material expenses due to less hardware development activities in 2013. Allocated expenses also increased as a result of a headcount increase of 11% from September 30, 2012 to September 30, 2013.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners and service provider customers as a result of our key strategic initiatives in these areas. We expect that research and development expenses in absolute dollars will decrease slightly in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenues are highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control expenses in any given quarter, we have from time to time taken actions to reduce costs, such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2013	September 30, 2012	Increase		September 30, 2013	September 30, 2012	Increase
Expenses	$28,468	$27,376	4%		$76,461	$72,375	6%
% of Revenues	9%	8%	1	pt	8%	7%	1	pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $5.5 million and $6.8 million for the three months ended September 30, 2013 and 2012, and of $14.1 million and $15.5 million for the nine months ended September 30, 2013 and 2012, respectively.

General and administrative expenses increased by $1.1 million, or 4%, and increased by 1 percentage point as a percentage of revenues during the three months ended September 30, 2013, as compared to the same period in 2012. General and administrative expenses increased by $4.1 million, or 6%, and increased by 1 percentage point as a percentage of revenues during the nine months ended September 30, 2013, as compared to the same period in 2012. The overall increase in absolute dollars and as a percentage of revenues is primarily due to costs associated with the CEO separation and related SEC investigation in the third quarter of 2013 and higher compensation costs in 2013, partially offset by decreased recruiting costs.

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

We expect that our general and administrative expenses in absolute dollar amounts will decrease slightly in the near term but could fluctuate depending on the level and timing of expenditures associated with the litigation described in Part II, Item 1 “Legal Proceedings.” In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Amortization of Purchased Intangibles

In each of the three months ended September 30, 2013 and 2012, we recorded $2.5 million in operating expenses for amortization of purchased intangibles related to acquisitions. In addition, we recorded amortization expenses totaling $1.2 million and $1.9 million in the three months ended September 30, 2013 and 2012, respectively, in cost of product revenues related to certain technology intangibles. In the nine months ended September 30, 2013 and 2012, we recorded $7.5 million and $7.3 million, respectively, in operating expenses for amortization of purchased intangibles related to acquisitions, and we recorded $3.7 million and $5.7 million, respectively, in cost of product revenues related to certain technology intangibles. The slight increase in amortization expenses included in operating expenses in the nine months ended September 30, 2013 as compared to the same period in 2012 is primarily due to amortization of intangibles acquired in our Sentri acquisition in March 2013. The decrease in amortization expenses included in cost of product revenues is primarily due to certain technologies acquired in prior years being fully amortized. Purchased intangible assets are being amortized over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended September 30, 2013 and 2012, we recorded $24.9 million and $6.2 million, respectively, and during the nine months ended September 30, 2013 and 2012, we recorded $34.6 million and $21.8 million, respectively, in restructuring costs. The increases in restructuring costs in 2013 as compared to the same periods in 2012 were primarily due to certain actions designed to optimize the organization and manage expenses, including actions to reduce or eliminate certain facilities globally and the elimination of approximately 4% of our global workforce, as announced in August 2013. These actions are generally intended to gain operating efficiencies or reduce our operating expenses. In addition, we recorded certain restructuring charges in the third quarter of 2013 associated with changes to our product roadmap as we focus on products and solutions with greater revenue and margin potential. See Note 7 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

We currently expect to record additional restructuring charges of between $14.0 million and $16.0 million through the first quarter of 2014 primarily related to actions to reduce or eliminate certain facilities as described in Part II, Item 5, “Other Information.” In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our financial results could be negatively impacted.

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

During the three and nine months ended September 30, 2013, we recorded less than $0.1 million and $3.4 million of acquisition-related expenses, respectively, as compared to $6.3 million and $11.8 million of acquisition-related costs for the same periods in the prior year. The decreases in acquisition costs were primarily due to legal and administrative expenses incurred in planning and executing the divestiture of our enterprise wireless solutions business in 2012. There were no such costs in the three and nine months ended September 30, 2013.

Interest and Other Income (Expense), Net

$ in thousands	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Interest expense	$(850)	$(287)	$(1,736)	$(470)
Other income (expense)	(784)	57	(1,041)	(2,540)
Interest and other income (expense), net	(1,634)	(230)	(2,777)	(3,010)

Interest expense consists primarily of imputed interest related to certain long term obligations and interest on our borrowings under the Credit Agreement entered into in September 2013. Other income (expense) consists primarily of interest earned on our cash, cash equivalents, and investments less bank charges resulting from the use of our bank accounts, realized gains and losses on investments, non-income based taxes and fees, and foreign exchange related gains and losses.

Interest expense was $0.9 million and $0.3 million in the three months ended September 30, 2013 and 2012, respectively, and was $1.7 million and $0.5 million in the nine months ended September 30, 2013 and 2012, respectively. The increase in interest expense year-over year was primarily due to higher imputed interest expense associated with certain long term obligations and interest expense on the borrowings under the Credit Agreement. We expect interest expense will increase in the near term as a result of the recent new borrowings.

Other income (expense) was a net expense of $0.8 million and a net income of less than $0.1 million in the three months ended September 30, 2013 and 2012, respectively, and was a net expense of $1.0 million and $2.5 million in the nine months ended September 30, 2013 and 2012, respectively. The increase in other expense of $0.8 million for the three months ended September 30, 2013, as compared to the same period in 2012, was primarily due to an increase in net foreign exchange losses in the period. The decrease in other expense of $1.5 million for the nine months ended September 30, 2013, as compared to the same period in 2012, was primarily due to an increase in net interest income and a decrease in losses on asset disposals in the nine months ended September 30, 2013. Other income (expense) will fluctuate due to changes in interest rates and returns on our cash and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program and timing of non-income based taxes and license fees. The cash balance could also decrease depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors, which would also impact our interest income.

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

The following table presents the income tax expense (benefit) from continuing operations and the effective tax rates:

$ in thousands	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Income tax expense (benefit) from continuing operations	$(5)	$(2,709)	$(2,963)	$105
Effective tax rate	0.02%	15.0%	15.2%	(8.9)%

Our effective tax rate was 0.02% and 15.0% for the three months ended September 30, 2013 and 2012, respectively, and 15.2% and (8.9)% for the nine months ended September 30, 2013 and 2012, respectively. The effective tax rates for the three and nine months ended September 30, 2013 differ from the U.S. federal statutory rate of 35% primarily due to discrete benefits recorded during the three and nine months ended September 30, 2013, $2.2 million of which was recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, $1.0 million of which was recorded in the second quarter of 2013 related to previously non-deductible acquisition-related expenses that became deductible in the quarter, and a $2.0 million reserve release inclusive of interest which was recorded in the third quarter due to the expiration of a statute of limitations. In addition, $1.5 million of tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan were recorded in the nine months ended September 30, 2013, $0.5 million of which was recorded in the third quarter. For the three and nine months ended September 30, 2012, discrete benefits from reserve releases for statute expirations were $3.2 million and $3.6 million, inclusive of interest, respectively. Also reflected in the effective tax rate for the three and nine months ended September 30, 2013 and 2012, were impacts associated with proportional earnings from our operations in lower tax jurisdictions and other recurring permanent adjustments including non-deductible stock-based compensation expense.

As of September 30, 2013, the amount of gross unrecognized tax benefits was $22.6 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2013 and 2012, we had approximately $1.6 million of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $1.5 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. Tax benefits realized from favorable tax rates for the three and nine months ended September 30, 2013 were $1.0 million ($0.01 per share) in the aggregate, primarily related to our subsidiary in China which was granted High-New Technology Enterprise (“HNTE”) Recognition in 2008, resulting in a reduction in tax rate from 25% to 15%.

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

Discontinued Operations

On December 4, 2012, we completed the disposition of the net assets of the enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. We received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in our consolidated financial statements for the year ended December 31, 2012. In the nine months ended September 30, 2013, we recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of a net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $57.0 million is payable over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. We have reported the results of operations of EWS as discontinued operations within the condensed consolidated statements of operations for all periods presented. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our discontinued operations.

Summarized results from discontinued operations were as follows (in thousands):

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Revenues	$17,897	$60,441
Income from discontinued operations	4,710	15,137
Provision for income taxes	4,065	7,427
Income from discontinued operations, net of taxes	$645	$7,710

There were no results from discontinued operations during the three and nine months ended September 30, 2013, as the divestiture of the EWS business was completed in December 2012.

Segment Information

A description of our products and services as well as selected financial data for each segment can be found in Note 16 of Notes to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed.

Segment contribution margin includes all segment revenues less the related cost of sales and direct marketing and sales expenses. Management allocates some infrastructure costs, such as facilities and IT costs, in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing, stock-based compensation costs, research and development costs, general and administrative costs, such as legal and accounting costs, acquisition-related costs, amortization of purchased intangible assets, restructuring costs, and interest and other income (expense), net. Effective January 1, 2013, we began to allocate certain services costs previously reported within the Americas segment into both the EMEA and APAC segments in order to more appropriately align costs among the segments with the associated revenues. As such, all prior periods reported were also reclassified to conform to the current year presentation.

The following is a summary of the financial information for each of our segments for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2013:
Revenues	$177,285	$80,015	$79,161	$336,461
% of total revenues	53%	24%	23%	100%
Contribution margin	69,899	34,094	30,281	134,274
% of segment revenues	39%	43%	38%	40%

For the three months ended September 30, 2012:
Revenues	$170,965	$78,569	$85,858	$335,392
% of total revenues	51%	23%	26%	100%
Contribution margin	67,438	28,581	34,732	130,751
% of segment revenues	39%	36%	40%	39%

For the nine months ended September 30, 2013:
Revenue	$523,895	$248,834	$247,718	$1,020,447
% of total revenue	52%	24%	24%	100%
Contribution margin	207,876	103,703	98,364	409,943
% of segment revenue	40%	42%	40%	40%

For the nine months ended September 30, 2012:
Revenue	$513,869	$252,289	$273,444	$1,039,602
% of total revenue	50%	24%	26%	100%
Contribution margin	212,788	98,935	116,637	428,360
% of segment revenue	41%	39%	43%	41%

As of September 30, 2013: Gross accounts receivable	$97,314	$61,540	$58,734	$217,588
% of total gross accounts receivable	45%	28%	27%	100%
As of December 31, 2012: Gross accounts receivable	100,494	67,529	71,128	239,151
% of total gross accounts receivable	42%	28%	30%	100%

AMERICAS

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2013	September 30, 2012	Increase	September 30, 2013	September 30, 2012	Increase (Decrease)
Revenues	$177,285	$170,965	4%	$523,895	$513,869	2%
Contribution margin	$69,899	$67,438	4%	$207,876	$212,788	(2)%
Contribution margin as % of Americas revenues	39%	39%	—	40%	41%	(1	) pt

Our Americas segment revenues increased by 4% and 2% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in Americas revenues in the three months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increased revenues in the United States, partially offset by decreased revenues in Mexico. The increase in Americas revenues in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to increased revenues in the United States and Brazil, partially offset by decreased revenues in Mexico and Canada. On a year-over-year basis, increases in Americas segment revenues were primarily driven by increased revenues from UC personal devices, partially offset by decreased UC platform revenues. Increases in UC personal devices revenues were primarily due to increased desktop voice sales as a result of Lync voice deployments, partially offset by a decrease in desktop video revenues. Decreases in UC platform revenues were primarily as a result of lower sales of our RealPresence products and services, which were negatively impacted by lower public sector spending in North America. UC group systems revenues decreased in the three months ended September 30, 2013 but increased slightly in the nine months ended September 30, 2013 as compared to the same periods in 2012, primarily driven by decreased group video and immersive telepresence revenues, partially offset by increased group voice revenues in the three months ended September 30, 2013. The increased group voice revenues in the nine months ended September 30, 2013 as compared to the same period in 2012 were largely offset by decreased revenues in group video and immersive telepresence.

In the three and nine months ended September 30, 2013, one channel partner in our Americas segment accounted for 33% and 32% of our Americas net revenues, respectively. In the three and nine months ended September 30, 2012, one channel partner in our Americas segment accounted for 26% and 27% of our Americas net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

Contribution margin as a percentage of Americas segment revenues remained flat and decreased by 1 percentage point for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012, primarily due to lower gross margins, partially offset by decreased direct sales and marketing expenses in both absolute dollars and as a percentage of revenues. The decrease in gross margins was primarily due to lower product gross margins driven by a product mix shift toward lower margin UC personal devices, as well as lower service gross margins as a result of the Sentri acquisition. The decreases in direct sales and marketing expenses were due to lower headcount-related costs, including decreased headcount-based allocations, and decreased marketing programs spending.

EMEA

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2013	September 30, 2012	Increase		September 30, 2013	September 30, 2012	Increase (Decrease)
Revenues	$80,015	$78,569	2%		$248,834	$252,289	(1)%
Contribution margin	$34,094	$28,581	19%		$103,703	$98,935	5%
Contribution margin as % of EMEA revenues	43%	36%	7	pts	42%	39%	3	pts

Our EMEA segment revenues increased by 2% and decreased by 1% in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. Increases in EMEA segment revenues in the quarter ended September 30, 2013 as compared to the same period in 2012 were primarily driven by increases in UC group systems and UC personal devices revenues and, to a lesser extent, in UC platform revenues. Increases in UC group systems revenues were primarily due to increases in group video and group voice revenues, partially offset by decreases in immersive telepresence revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Lync voice deployments, partially offset by decreases in desktop video sales. Revenues increased in Benelux, Middle East and Turkey, and Italy, partially offset by decreased revenues in France, and Germany. The decrease in EMEA segment revenues in the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily driven by decreases in UC group systems revenues, partially offset by increases in UC personal devices and UC platform revenues. Decreases in UC group systems revenues were primarily due to decreases in group voice and immersive telepresence revenues and, to a lesser extent, in group video revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Lync voice deployments, partially offset by decreases in desktop video sales. Increases in UC platform revenues were as a result of increased sales of our RealPresence products and services. Revenues were down primarily in Germany, France, and the Nordic countries, partially offset by increases in Russia and the United Kingdom. The overall decline in EMEA segment revenues in the nine months ended September 30, 2013 was primarily due to the recent economic conditions in the region which resulted in a slowdown in IT spending.

In both the three and nine months ended September 30, 2013, one channel partner in our EMEA segment accounted for 11% of our EMEA net revenues. In both the three and nine months ended September 30, 2012, one channel partner in our EMEA segment accounted for 12% of our EMEA net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

Contribution margin as a percentage of EMEA segment revenues increased by 7 and 3 percentage points for the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The increase in contribution margin was primarily due to increases in gross margins and decreases in direct sales and marketing expenses as a percentage of revenues. The increases in gross margins were driven primarily by higher service gross margins as a result of increased productivity. Direct sales and marketing expenses decreased as a percentage of revenues, as well as in absolute dollars, primarily due to decreased headcount-related costs, commission expenses, and facilities and IT allocations.

APAC

	Three Months Ended				Nine Months Ended
$ in thousands	September 30, 2013	September 30, 2012	Decrease		September 30, 2013	September 30, 2012	Decrease
Revenues	$79,161	$85,858	(8)%		$247,718	$273,444	(9)%
Contribution margin	$30,281	$34,732	(13)%		$98,364	$116,637	(16)%
Contribution margin as % of APAC revenues	38%	40%	(2	) pts	40%	43%	(3	) pts

Our APAC segment revenues decreased by 8% and 9% in the three and nine months ended September 30, 2013 as compared to the same periods in 2012, primarily driven by decreased revenues from UC group systems and UC platform, partially offset by increased revenues from UC personal devices. On a year-over-year basis, decreases in UC group systems revenues in APAC were primarily driven by decreased group video revenues and, to a lesser extent, decreased group voice revenues. Decreases in UC platform revenues were as a result of decreased sales of our RealPresence products and services. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Lync voice deployments, partially offset by decreases in desktop video revenues. Revenues decreased year-over-year primarily in India and China, partially offset by increased revenues in Australia and Japan. The overall decline in our APAC segment revenues was primarily due to continuing slowdown of government spending and softer demand in the region.

In the three months ended September 30, 2013, three channel partners in our APAC segment, in aggregate, accounted for 42% of our APAC net revenues. In the nine months ended September 30, 2013, two channel partners in our APAC segment accounted for 27% of our APAC net revenues. In the three and nine months ended September 30, 2012, two channel partners in our APAC segment, in the aggregate, accounted for 33% and 34% of our APAC net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

Contribution margin as a percentage of APAC segment revenues decreased by 2 and 3 percentage points in the three and nine months ended September 30, 2013, respectively, as compared to the same periods in 2012. The decreases were primarily due to lower gross margins and higher direct sales and marketing expenses as a percentage of revenues. The decreases in gross margins were primarily due to decreases in service gross margins as a result of continuing investment in the region to support a larger customer base and, to a lesser extent, product gross margins driven by lower product revenues as well as a product mix shift toward lower margin UC personal devices. Direct sales and marketing expenses increased as a percentage of revenues, despite decreasing in absolute dollars, primarily driven by lower total revenues.

Liquidity and Capital Resources

As of September 30, 2013, our principal sources of liquidity included cash and cash equivalents of $712.7 million, short-term investments of $161.3 million, and long-term investments of $79.8 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 11 of Notes to Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $7.1 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments held in the United States totaled $490.9 million as of September 30, 2013, and the remaining $462.9 million was held by various foreign subsidiaries outside of the United States.

If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain of its subsidiaries from time to time party thereto as guarantors, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. The Credit Agreement provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to $1,562,500 beginning on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock, up to $250.0 million in value, pursuant to the share repurchase authorization announced in September 2013. We were in compliance with all debt covenants as of September 30, 2013. See Note 10 of Notes to Condensed Consolidated Financial Statements for further details.

We generated cash from operating activities totaling $117.5 million and $121.4 million in the nine months ended September 30, 2013 and 2012, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2013 as compared to the same period in 2012 was primarily due to lower net income after adjusting for non-cash expenses and an increase in prepaid expenses and other assets, partially offset by higher payables, accrued liabilities, and deferred taxes.

The total net change in cash and cash equivalents for the nine months ended September 30, 2013 was an increase of $235.6 million. The primary sources of cash were $247.6 million of proceeds from the debt (net of debt issuance costs), $117.5 million from operating activities, $23.3 million associated with the exercise of stock options and purchases under the employee stock purchase plan, and $6.5 million of net sales and maturities of investments. The primary uses of cash during this period were $110.8 million for share repurchases, $41.8 million for purchases of property and equipment, and $8.0 million cash paid for our acquisition of the net assets of Sentri.

Our days-sales-outstanding (“DSO”) metric was 47 days and 51 days at September 30, 2013 and 2012, respectively. The decrease in DSO is primarily due to improved cash collections in the quarter ended September 30, 2013. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.3 turns at September 30, 2013 as compared to 5.4 turns at September 30, 2012. We believe inventory turns will fluctuate depending on our ability to reduce lead times as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

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

From time to time, the Board of Directors approves plans to purchase shares of our common stock in the open market. During the three and nine months ended September 30, 2013, we purchased 1.7 million and 9.8 million shares of common stock in the open market, respectively, for $17.7 million and $102.3 million, respectively. During the three and nine months ended September 30, 2012, we repurchased 2.9 million and 4.7 million shares of common stock, respectively, in the open market for $30.0 million and $50.0 million, respectively. In September 2013, we announced that our Board of Directors had authorized the repurchase of $400.0 million, or approximately 20 percent of our outstanding common stock, through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent open market purchases or privately negotiated transactions. We expect to fund the program with $150.0 million in cash and a $250.0 million Term Loan. The $400.0 million share repurchase authorization supersedes any remaining outstanding share repurchase authorization as of the commencement of the Tender Offer. All repurchases under this authorization are expected to be completed by September 2014. The Tender Offer commenced on September 13, 2013 and expired on October 30, 2013. Based upon the preliminary results of the Tender Offer, we expect to accept for purchase approximately 27.4 million shares of our common stock at a purchase price of $10.40 per share, for an aggregate cost of $285.4 million, excluding fees and expenses related to the Tender Offer. The number of shares to be purchased and the price per share are preliminary. The actual number of shares validly tendered and not withdrawn, the actual number of shares to be purchased, and the final price per share will be announced following the completion of the confirmation process. The number of shares to be purchased and the price per share are preliminary. The actual number of shares validly tendered and not withdrawn, the actual number of shares to be purchased, and the final price per share will be announced following the completion of the confirmation process. See Notes 13 and 19 of Notes to Condensed Consolidated Financial Statements for further information.

At September 30, 2013, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $200.4 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

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

The table set forth below shows, as of September 30, 2013, the future minimum lease payments due under our current lease obligations. There was no sublease income netted in the amounts below, as the amounts are not material. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance. Our contractual obligations as of September 30, 2013 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
Remainder of 2013	$10,534	$1,285	$—	$172,441	$1,563	$1,276	$187,099
2014	37,435	5,357	4,839	27,945	6,250	5,333	87,159
2015	24,449	3,918	4,288	—	6,250	6,217	45,122
2016	17,639	2,944	3,930	—	6,250	8,107	38,870
2017	16,160	2,473	3,505	—	6,250	10,049	38,437
Thereafter	61,502	7,214	17,819	—	223,437	7,910	317,882
Total payments	$167,719	$23,191	$34,381	$200,386	$250,000	$38,892	$714,569

________________

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates at filing plus a spread of 1.75%.

As discussed in Note 17 of Notes to Condensed Consolidated Financial Statements, at September 30, 2013, we have unrecognized tax benefits, including related interest, totaling $24.2 million, $1.8 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2013 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three and nine months ended September 30, 2013.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board ("FASB") issued an accounting standard update which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance will be effective prospectively for reporting periods beginning after December 15, 2013. We are currently assessing the potential impact on the adoption of this guidance on our consolidated financial statements.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2013. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at September 30, 2013 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 9/30/2013	+50 BPS	+100 BPS	+150 BPS
$241,955	$241,675	$241,395	$241,115	$240,836	$240,556	$240,276

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1,562,500 beginning on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of September 30, 2013, the weighted average interest rate on the Term Loan was 2.02%. Changes in the overall level of interest rates affect the interest expense that we recognize in our statements of operations.

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

As of September 30, 2013, we had outstanding forward exchange contracts to sell 4.3 million Brazilian Reais at 2.39, sell 16.3 million Euros at 1.32, buy 2.1 million British Pounds at 1.54, sell 56.0 million Israeli Shekels at 3.60, sell 310.8 million Japanese

Yen at 98.21, and sell 9.8 million Mexican Pesos at 13.36. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of September 30, 2013, we also had net outstanding foreign exchange contracts to sell 23.2 million Euros at 1.35, sell 4.3 million British Pounds at 1.59 and buy 68.4 million Israeli Shekels at 3.93. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues, cost of revenues and operating expenses denominated in the Euro, British Pound and Israeli Shekel. As of September 30, 2013, we had no outstanding foreign exchange contracts that have maturities of 360 days or less. As of September 30, 2013, we had net outstanding foreign exchange contracts to sell 28.5 million Euros at 1.34, buy 1.7 million British Pounds at 1.67, and buy 88.8 million Israeli Shekels at 3.69. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of September 30, 2013, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Litigation and SEC Investigation

Following our July 23, 2013 announcement regarding the departure of our former CEO, the SEC initiated an investigation, a class action lawsuit was filed, and two derivative lawsuits were filed, all as described below.

SEC Investigation. The SEC has commenced an investigation concerning the Audit Committee’s review of Mr. Miller’s expenses and his resignation, and it has requested information from us. We are cooperating with the investigation.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, captioned Neal v. Polycom, et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against Polycom and certain of its current and former officers. The lawsuit alleges that, between July 24, 2012 and July 23, 2013, Polycom issued materially false and misleading statements or failed to disclose information regarding Polycom’s business, operational and compliance policies, including with respect to its Chief Executive Officer’s expense submissions and the Company’s internal controls. The lawsuit alleges that the Company’s financial statements were materially false and misleading. The lawsuit alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief. Polycom has not yet responded to the complaint. At this time we are unable to estimate any range of reasonably possible loss relating to the action.

Derivative Lawsuits. On August 21, 2013, the first of two purported shareholder derivative suits, captioned Saraceni v. Miller, et al., Case No. 5:13-cv-03880, was filed in the United States District Court for the Northern District of California against certain of Polycom’s current and former officers and directors. An additional purported shareholder derivative lawsuit, captioned Donnelly v. Miller, et al., No. 5:13-cv-04810, was filed in the same court on October 16, 2013, alleging substantially similar claims. The lawsuits purport to assert claims on behalf of Polycom, which is named as a nominal defendant in the action. The complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to Polycom’s Chief Executive Officer’s expense submissions and the Company’s internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused Polycom to repurchase its own stock at artificially inflated prices. The complaint seeks unspecified compensatory damages, corporate governance reforms, and other relief. Polycom has not yet responded to the complaints. On October 31, 2013, the court consolidated the complaints and required the plaintiffs to file an operative complaint. At this time we are unable to estimate any range of reasonably possible loss relating to the actions.

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

We face intense competition in the Americas, EMEA, and Asia Pacific for our UC&C solutions products which places pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Logitech, Avaya (including RADVISION, which was acquired by Avaya) and Huawei. We also compete with other smaller or new industry entrants.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery and European and domestic debt and budget issues, continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. For example, we have recently seen weakening demand and longer sales cycles in the public sector, which includes federal, state and local governments, as well as healthcare and education, which we believe were due in large part to budget constraints as well as the recent U.S. federal government shutdown. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. Further, we have recently seen slower growth than we anticipated in China, India, and other growth markets, which we believe is due in part to macro-economic factors. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom® RealPresence® Mobile solution is dependent on enterprise adoption of video technology and cloud-based delivery solutions on mobile devices. If the mobile video market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC&C solutions will drive increased demand for our UC platform products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted, which could materially impact our revenues and results of operations.

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

We have outstanding borrowings under our credit facility, and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of September 30, 2012, we had $250.0 million in term loans outstanding under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

•

require us to dedicate a significant portion of our cash flow to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;

•	limit, along with the restrictive covenants contained in the credit agreement, our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable;

•	place us at a competitive disadvantage to our competitors that have less debt; and

•	increase our vulnerability to adverse economic, financial, industry or competitive conditions, including increases in interest rates.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify.

Our credit facility contains covenants which may adversely impact our business, and the failure to comply with such covenants could cause our outstanding debt to become immediately payable.

The Credit Agreement includes a number of customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. In addition, the Credit Agreement includes customary events of default that, include among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default.  The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement, which could have a material adverse effect on our liquidity and ability to conduct our business.

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

As of September 30, 2013, our goodwill was approximately $559.5 million and other purchased intangible assets was approximately $45.9 million, which together represent a significant portion of the assets recorded on our condensed consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations.

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

We have spent and may continue to spend significant resources identifying and acquiring businesses. Most acquisitions involve numerous risks, including difficulties in identifying strategic synergies which yield an acceptable level of return on investment, financing and integrating the operations, technologies and products of the acquired companies, the diversion of our management’s attention from other business concerns and the potential loss of key employees of the acquired companies. Failure to achieve the anticipated benefits of any acquisition or to successfully integrate the operations of the acquired company could also harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with any future acquisition we may make.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the third quarter of 2013, approximately 51% of our quarterly revenues were recognized in the third month of the quarter. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In the third quarter of 2013 and 2012, international revenues represented 54% and 56% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

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

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, we increased operating income by $1.1 million, $2.2 million, $0.1 million, and $0.3 million in the first, second, third, and fourth quarters of 2012, respectively, and by $0.7 million, $0.4 million, and $1.2 million in the first, second, and third quarters of 2013, respectively.

We have experienced growth in our business and operations and if we do not appropriately manage this growth and any future growth, our operating results may be negatively affected.

Our business has grown both organically and through business acquisitions and we have announced new products and expansion of key strategic alliances to further grow our business and market opportunities. Our execution against our strategy may strain our organizational resources and may not ultimately result in the return on investment that is anticipated. Further, continued growth may cause a significant strain on our infrastructure, internal systems and managerial resources. Similarly, revenues may not grow at a sufficient rate to absorb the costs associated with a larger overall headcount and increased costs. To manage our growth and evolve our organization, we must continue to improve and expand our infrastructure, including information technology and processes, financial operating and administrative systems and controls, and continue managing headcount and capital in an efficient manner. We plan to upgrade and expand our information technology systems and underlying business processes, which will be costly and disruptive to our business and our inability to do so could harm our business. As our business becomes increasingly more complex, our ability to forecast and effectively control our operating expenses becomes more challenging.

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

We have in the past, and we may again in the future, implement restructuring plans to eliminate or relocate positions in order to reallocate resources to more strategic growth areas of the business and to reduce our operating costs. Such restructuring actions resulted in charges to operations of $34.6 million, $22.0 million, and $9.4 million that we recorded as restructuring costs during the nine months ended September 30, 2013, calendar year 2012 and 2011, respectively. Any organizational disruptions associated with restructuring activities would require increased management attention and financial expenditures which may impact our operations.

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

We subcontract the manufacture of most of our products to Celestica, Askey, Foxconn and VTech, which are all third-party contract manufacturers. We use Celestica’s facilities in Thailand and China and Askey’s, Foxconn’s, and VTech’s facilities in China. Should there be any disruption in the ability of these third party manufacturers to conduct business for any reason, our business and results of operations would be harmed. While we have begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of these products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of any of our or our subcontractors’ manufacturing sites due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. If the carrying value of our investments exceeds the fair value, and the decline in fair value is deemed to be other-than-temporary, we will be required to write-down the value of our investments. For the quarter ended September 30, 2013, we did not recognize any other-than-temporary impairment or losses on our investments.

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

Changing laws, regulations and standards, including those relating to corporate governance, social/environmental responsibility, anticorruption and public disclosure and newly enacted SEC regulations, have created additional compliance requirements for us. Our efforts to comply with these requirements have resulted in an increase in expenses and a diversion of management’s time from other business activities. While we believe we are compliant with laws and regulations in jurisdictions where we do business, we must continue to monitor and assess our compliance in the future, and we must also continue to expand our compliance procedures. Any failures in these procedures in the future could result in time consuming and costly activities, potential fines and penalties, and diversion of management time, all of which could hurt our business.

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

Following periods of volatility in a company's securities, class action litigation against a company is sometimes instituted. For example, as described in Legal Proceedings, a purported shareholder class action suit and shareholder derivative lawsuits, now consolidated, were filed in the United States District Court for the Northern District of California against the Company and certain of its officers. Such litigation could result in substantial costs and the diversion of management time and resources.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

The following table provides a month-to-month summary of the stock purchase activity during the quarter ended September 30, 2013:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
7/1/13 to 7/31/13	830,711	$10.66	830,551	$79,962,000
8/1/13 to 8/31/13	1,154,681	$9.99	888,649	$71,091,000
9/1/13 to 9/30/13	48	$10.45	—	$400,000,000
Total	1,985,440	$10.27	1,719,200

___________________

(1)	Includes 266,240 shares repurchased in July through September 2013 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.

(2)

In May 2008, we announced that our Board of Directors approved a share repurchase plan pursuant to which we were authorized, in our discretion, to purchase shares in the open market from time to time with an aggregate value of up to $300.0 million (“the 2008 share repurchase plan”). In addition, in May 2012, our Board of Directors approved an increase to the 2008 share repurchase plan authorization amount to include the net proceeds from the sale of our EWS business, which was completed in December 2012. Such net proceeds totaled $50.3 million through June 30, 2013. The authorized amounts under the 2008 share repurchase plan were fully exhausted in the second quarter of 2013. In May 2013, we announced that our Board of Directors approved a new share repurchase plan (“the 2013 share repurchase plan”) pursuant to which we are authorized to purchase shares in the open market with an aggregate value of up to $100.0 million. The shares of common stock repurchased under each plan have been retired and reclassified as authorized and unissued shares. In September 2013, we announced that our Board of Directors had authorized the repurchase of $400.0 million, or approximately 20 percent of our outstanding common stock, through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent open market purchases or privately negotiated transactions. We expect to fund the program with $150.0 million in cash and a new $250.0 million Term Loan. The $400.0 million share repurchase authorization supersedes any remaining outstanding share repurchase authorization as of the commencement of the Tender Offer. All share repurchases under this authorization are expected to be completed by September 2014. The Tender Offer commenced on September 13, 2013, as amended subsequently, and expired on October 30, 2013. Based upon the preliminary results of the Tender Offer, we expect to accept for purchase approximately 27.4 million shares of our common stock at a purchase price of $10.40 per share, for an aggregate cost of $285.4 million, excluding fees and expenses related to the Tender Offer. Based upon these preliminary results, we expect to have approximately $114.6 million remaining in our share repurchase authorization upon the finalization of the Tender Offer. The number of shares to be purchased and the price per share are preliminary. The actual number of shares validly tendered and not withdrawn, the actual number of shares to be purchased, and the final price per share will be announced following the completion of the confirmation process. See Notes 13 and 19 of Notes to Condensed Consolidated Financial Statements for further information.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

As a result of our ongoing efforts to improve operational efficiency and profitability, management approved additional facilities actions on October 29, 2013, and we expect to record an additional $11 million to $13 million in charges through the first quarter of 2014.  These actions relate to ongoing reductions in our current leased facilities as well as the decision not to occupy additional space that we were committed to take commencing in the fourth quarter of 2013.  The underlying net cash expenditures of between $12 million and $14 million are expected to occur over the remaining lease terms, which range from approximately 7 to 8 years.

The total charges expected to be incurred in connection with these facilities actions, as well as expected charges remaining for previously announced facilities actions, are estimated to be between $14 million and $16 million through the first quarter of 2014, with total underlying net cash expenditures of between $15 million and $17 million that are expected to occur over the remaining lease terms, which range from approximately 4 to 8 years.

Item 6. EXHIBITS

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective October 23, 2013 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 2013).

10.1(1)

Credit Agreement, dated as of September 13, 2013, by and among Polycom, Inc., the guarantors from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent.

10.2*

Separation Agreement and Release with Andrew Miller, dated July 22, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.3*

Offer Letter with Kevin Parker, dated July 22, 2013 (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2013).

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

Dated: November 1, 2013

POLYCOM, INC.

/S/ KEVIN T. PARKER
Kevin T. Parker Interim President and Chief Executive Officer (Principal Executive Officer)

/S/ ERIC F. BROWN
Eric F. Brown Chief Operating Officer, Chief Financial Officer, and Executive Vice President (Principal Financial Officer)

/S/ LAURA J. DURR
Laura J. Durr Senior Vice President, Worldwide Finance, and Chief Accounting Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective October 23, 2013 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on October 23, 2013).

10.1(1)

Credit Agreement, dated as of September 13, 2013, by and among Polycom, Inc., the guarantors from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent.

10.2*

Separation Agreement and Release with Andrew Miller, dated July 22, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.3*

Offer Letter with Kevin Parker, dated July 22, 2013 (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2013).

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