Form 10-K
period 2013-12-31
POLYCOM INC
filed 2014-02-21
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No   ☒

As of June 28, 2013, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 28, 2013, was approximately $1,784,834,094. Shares of common stock held by each executive officer and director have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

136,885,307 shares of the Registrant’s common stock were outstanding as of February 13, 2014.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a global leader in open, standards-based unified communications and collaboration (UC&C) solutions for voice, video and content collaboration solutions. Our solutions are powered by the Polycom® RealPresence® Platform, comprehensive software infrastructure and rich application programming interfaces (“APIs”) that interoperate with a broad set of communication, business, mobile, and cloud applications and devices to deliver secure face-to-face video collaboration across different environments. With Polycom® RealPresence® collaboration solutions, from infrastructure to endpoints for all environments, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, communicate, and collaborate through a high-definition (“HD”) visual and special audio experience from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare applications. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through visual collaboration, Polycom enables teams to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

Our vision is to unleash the power of human collaboration. More than 400,000 companies and institutions worldwide defy distance with secure video, voice and content solutions from Polycom to build more productive teams, speed time to market, improve communication with customers and partners, provide better customer service, expand education and save lives.  Polycom and its global partner ecosystem provide flexible collaboration solutions for any environment that we believe delivers the best user experience, the broadest multi-vendor interoperability and unmatched investment protection.  To achieve this vision, our strategy is to make collaboration simple to use and available to everyone through open, standards-based technology delivered through private and public clouds that connect people securely across any network, protocol, application, or device they want to use. Historically, our focus has been premises-based hardware solutions for the enterprise and public sector, targeted at vertical markets including finance, manufacturing, government, education and healthcare, and we believe this continues to be a growth opportunity for us as more and more organizations are recognizing the mission-critical business benefits of collaboration. In addition, in response to emerging market trends and the network effect driven by business-to-business adoption of UC&C solutions, we continue to expand our focus to newly emerging markets such as mobile collaboration, browser-based business-to-business (“B2B”) and business-to-consumer (“B2C”) connectivity, and enabling software and cloud-based delivery for enterprise customers, small and medium businesses (“SMBs”), and service and solutions providers offering video collaboration-as-a-service.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability and fulfillment agility.

We believe important drivers for the adoption of UC collaboration solutions include:

•	growth of video as a preferred method of communication,
•	increasing presence of video on desktop and laptop devices,
•	growth of video-capable mobile devices (including tablets and smartphones),
•	expansion of business applications with integrated web-based video and content collaboration,
•	virtualization and the move to private, public, and hybrid clouds,
•	adoption of UC&C by SMBs,
•	growth of the number of teleworkers globally,
•	new pricing models and options for video delivery, including subscription-based software pricing and as-a-service offerings,
•	emergence of Bring Your Own Device (“BYOD”) programs in businesses of all sizes, across all regions,
•	demand for UC&C solutions for B2B and B2C communications and the move of consumer applications (“Bring Your Own Apps”) into the business space, and
•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing voice, video and content collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities.

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

PRODUCTS AND SERVICES

Our video, voice and content-management and content-sharing solutions range from immersive telepresence and conference room systems, to home/work office solutions, to applications for mobile devices, to browser-based video collaboration, to cloud-delivered services, to industry-specific solutions, such as specialized healthcare video carts, and includes the infrastructure platform that powers these solutions and the services to support them, spanning evaluation to deployment and adoption to ongoing operations.

Our products and solutions are categorized as follows:

—

UC Group Systems, which includes immersive telepresence, group video and group voice systems. Inclusive of the related services components, UC Group Systems revenues comprised 66% of our total revenues in 2013 and 69% of our total revenues in both 2012 and 2011.

—

UC Platform, which includes universal collaboration servers, virtualization management (distributed media optimization), resource management, recording and streaming, open API’s and remote access technologies that constitute the RealPresence Platform. Inclusive of the related services components, UC Platform revenues comprised 18% of our total revenues in each of the years 2013, 2012 and 2011.

—

UC Personal Devices, which includes desktop video devices and desktop voice products. Inclusive of the related services components, UC Personal Devices revenues comprised 16% of our total revenues in 2013 and 13% of our total revenues in both 2012 and 2011.

UC Group Systems

Our UC group systems offer customers a unified, end-to-end communication capability that enables geographically dispersed individuals to communicate as naturally as if they were in the same room.

The Polycom Immersive Studio for immersive collaboration, the Polycom® RealPresence® Experience (RPX™) room environment, Polycom® HaloTM, Polycom® Open Telepresence Experience® (OTX®) suite, Polycom® Architected Telepresence Experience™ (ATX) solution, Polycom® RealPresence® Group Series solution, and Polycom® HDX® personal and room-based video solutions comprise a portfolio of high-performance, cost-effective, and easy-to-use room and immersive telepresence video conferencing systems. Customers have multiple options to incorporate HD data sharing and collaboration into a video conference. The Polycom® People+Content™ family of peripherals allows users of RealPresence Group Series, HDX, RealPresence Desktop, and RealPresence Mobile products to more easily incorporate content, documents, and audiovisual effects into their video conferencing sessions. The user experience for any Polycom customer is enhanced when users choose to deploy intelligent accessories, including the Polycom® EagleEye™ Director camera, which changes the face of group video communications by enabling close-up views of every speaker in a video conference, regardless of their location or the number of people in the room, with automated and directed camera pan, tilt and zoom; the Polycom® UC BoardTM and ActiveTouch which seamlessly integrates white boarding into any video collaboration meeting; and Polycom® Touch Control, which eliminates the need for a remote control with a graphical touch interface that simplifies content capture and sharing.

We offer a range of UC group devices specifically optimized for the Microsoft Lync environment. The Polycom® CX8000 solution is a videoconferencing room system for Microsoft Lync that includes presence, contact search, instant messaging, HD video conferencing, HD audio, virtual white boarding, touch display-powered presentations, application sharing, editing on shared documents, and more. Tight integration with Microsoft Outlook helps users, both in the meeting room and remote participants, start and manage meetings more efficiently. The CX8000 room system for Microsoft Lync includes several features that help users take advantage of Microsoft Lync 2013 such as built-in multiparty video and a better overall audio and video experience that leverages the open standards-based scalable video coding (SVC) implementation. The Polycom® CX3000 IP conference phone is optimized for Microsoft Lync and features embedded Microsoft Lync software, delivering a familiar user interface and functionality for conference call participants. The Polycom® CX5100 system is the industry’s only 360-degree, panoramic 1080p HD video collaboration camera and phone combination that delivers a center-of-the-table experience and Polycom HD Voice technology. The CX5100 system can be used in conjunction with the CX8000 solution, as well as with computers through a USB connection. We now offer 40 solutions that natively integrate with Microsoft Lync, so Microsoft users can click a name on a Lync contact list and instantly begin collaborating face-to-face via RealPresence video. The RealPresence Platform enables customers with Microsoft Lync clients, Polycom-certified Lync products, and/or Polycom endpoints to all connect together in multi-point calls.

Polycom packaged solutions include RealPresence Group Series codecs and provide full video collaboration benefits in simple, turn-key offerings that can be leveraged for both horizontal and vertical use cases, including Healthcare (Practitioner Cart), Education (EduCart 500), Judicial (VideoProtect 500), and Manufacturing (Utility Cart).

Complementing our video offerings, we provide conference phones that either integrate with our video solutions or that can be used independently to conduct high-quality, effective voice conference calls. Our conference phone offerings include Polycom® VoiceStation® conference phones for smaller rooms, Polycom® SoundStation® conference phones for midsize rooms, and Polycom® SoundStation® IP conference phones for conference room solutions using Voice-over IP (“VoIP”) telephony networks. Polycom® SoundStation® Duo is an analog/IP hybrid conference phone for mid-size conference rooms for companies of all sizes that we believe is ideal for organizations planning the transition to IP and looking to invest today in a future-ready solution.  Because our VoIP conference phones are standards based and are based on the SIP protocol, they are interoperable across most UC environments, including Microsoft, Cisco, BroadSoft, Genband, Avaya and Unify.

UC Platform

The RealPresence Platform is our comprehensive software infrastructure offering for universal video collaboration, powering Polycom’s HD video solutions. Using the RealPresence Platform, organizations bring people face-to-face from anywhere and create seamless UC environments and collaboration experiences that incorporate HD video and voice collaboration, instant messaging, calendaring, e-mailing, and content sharing. In addition, the open standards-based RealPresence Platform helps ensure the interoperability of hundreds of business applications and helps protect customer investments through compatibility with existing and future systems. The RealPresence Platform is sold as hardware appliances, perpetual license software appliances (Polycom RealPresence Virtual Editions), and subscription-based software for virtual machines (Polycom RealPresence One). The Polycom components that make up the RealPresence Platform include:

—

Polycom® RealPresence® Collaboration Server (RMX family and RealPresence Collaboration Server, Virtual Edition) The RealPresence Collaboration Server provides universal video collaboration, or bridging. Universal video collaboration enables multipoint video, voice, and content collaboration regardless of network, protocol, or device. The RealPresence Collaboration Servers can be sized to fit the needs of small, medium, or large organizations, supporting the collaboration needs of all customers.

—

Polycom® RealPresence® Resource Manager and RealPresence Resource Manager, Virtual Edition. The RealPresence Resource Manager system centrally provisions, monitors, and manages the entire video collaboration network. Through dynamic provisioning, the RealPresence Resource Manager system automatically configures and maintains thousands of video clients at pre-determined software baselines. This eliminates having a variety of software releases in the field, fixing end-user configuration mismatches, uncertainty about the quality of video being provided, and other typical management issues. Built-in reports, application dashboards, and drill-down tabs ensure that users can instantly access troubleshooting and operational metrics that are readily available.

—

Polycom® RealPresence® Virtualization Manager (DMA and RealPresence Virtualization Manager, Virtual Edition). The RealPresence Virtualization Manager system is a network-based virtualization application for managing and distributing calls across collaboration networks. With no single point of failure, the RealPresence Virtualization Manager provides reliability and super-cluster configurations for mission-critical communications. It also provides a single unified dialing plan for video and voice applications across multiple vendors. Virtualization management brings massive scale, redundancy, and resiliency to the video network. Supporting up to 25,000 concurrent calls and 75,000 devices, the RealPresence Virtualization Manager system provides advanced routing algorithms to maximize resource utilization and dynamically distribute calls based on priority, bandwidth, and class of service.

—

Polycom® RealPresence® Access DirectorTM and RealPresence Access Director, Virtual Edition. The RealPresence Access Director solution makes it easier for users, inside or outside a company’s firewall, to video conference safely with anyone in the organization, whether they are in a secure environment at the office or an unsecure environment at home or in a hotel, bringing highly scalable conferencing to applications such as B2B, B2C, and intra-company collaboration, whether using H.323 or session initiated protocol (“SIP”) devices.

—

Polycom Video Content Management Solutions. Polycom video content management solutions provide secure video capture, management, administration, and delivery. Solutions include the Polycom® RealPresence® Media Manager, the Polycom® RSSTM 4000 recording and streaming server, the Polycom® RealPresence® Capture Server, the Polycom® RealPresence® Capture Station Pro, the Polycom® RealPresence® Capture Station Portable Pro, and the Polycom® RealPresence® Broadcast Producer.

—

Polycom® RealPresence® Content Sharing Suite. Integrates with the RealPresence Platform (Distributed Media Application, Collaboration Server, and Access Director), to enable scalable HD video collaboration that includes content sharing between Microsoft Lync desktop, as well as standards-based video systems.

—

Polycom® RealPresence® One.  A comprehensive offering including all RealPresence Platform software and support services for voice, video and content collaboration, sold by subscription for virtual deployments.  RealPresence One also includes our software solutions for personal video collaboration, including RealPresence Mobile, RealPresence Desktop, and RealPresence CloudAXIS Suite.

UC Personal Devices

Our UC personal devices extend clear, HD voice, video, and content to desktops, home offices, mobile users, and branch sites—virtually anywhere.

Organizations use our personal video solutions in an expanding range of use cases. The Polycom HDX 4000 series delivers a premier personal video collaboration experience, with HD video, voice, and content-sharing housed in a compact and stylish design. The RealPresence Desktop solution brings simple, effective, standards-based desktop conferencing to any PC and can be purchased as individual licenses. In addition, as part of our UC platform product line, the Polycom RealPresence Desktop client is a standards-based desktop video conferencing solution, supporting both PCs and Macs, that is centrally deployed via the RealPresence Resource Manager.

The Polycom® VVX® business media phones combine advanced telephony, one-touch video, and integrated business applications into a life-like experience for the desktop. This portfolio of devices includes the VVX1500 executive phone, the VVX600 premium phone for managers and administration staff, the VVX500 performance phone for knowledge professionals, the VVX410/400 mid-range, the VVX 310/300 entry-level, VVX Expansion Modules for administrators, and the VVX USB Camera accessory to instantly turn the VVX 500/600 into a video phone. These UC devices are equipped with all of the capabilities of a full-featured Polycom® SoundPoint® IP conference phone, including multiple lines, Polycom® HD Voice™ technology, and a host of rich telephony functions. The VVX business media phones also feature Microsoft Outlook and Calendar integration, web-based provisioning, USB expansion ports and an open application development environment to allow third-party development of interoperable applications.

The SoundPoint series of standards-based SIP desktop devices provides superior audio quality and rich features to address the desktop communications requirements of businesses. The complete SoundPoint product line is based on a common software architecture to ensure compatibility for all devices with our VoIP solution partners. The VoIP ecosystem includes call management suppliers for on-premises call servers and soft-switches for network-based call server platforms. Through our VoIP Interoperability Partner (“VIP”) program, we have established relationships with approximately 42 technology partners for VoIP call managers to collaborate in the development, marketing, and distribution of Polycom’s VoIP products.

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

Mobile UC Solutions

We also provide enterprise-grade video collaboration and content sharing on a wide variety of mobile devices. RealPresence Mobile, a free-to-download software solution, extends our HD video collaboration technology, built on the RealPresence Platform, beyond the office and conference room to more than 15 Apple OS X and Android powered smartphones and tablets. Polycom supports key collaboration features on mobile devices such as content sharing, far-end camera control, and Polycom® SmartPairing™ technology, which lets users control video meetings with their tablets and transfer a live video call from tablet to big screen with the swipe of a finger. We believe our support for the BYOD trend is driving a network effect for users and businesses by enabling mobile devices to connect with each other, as well as with other standards-based video systems and applications. Throughout 2014, we expect our UC mobility solutions to be deployed on an even broader range of networks and devices to further expand the options for anywhere/anytime video collaboration.

Cloud-Based UC Solutions We are focused on enabling our partners to offer cloud-based UC solutions through a range of hosting and delivery options that give customers the ultimate in flexibility and choice in video delivery.

1.Private Clouds, On-premises. Organizations with their own IT staff and large computing resources may opt to purchase the RealPresence Platform and deploy it in their datacenters in a “private cloud” model. Private clouds are ideal for making mission-critical applications always available to a wide audience, while more efficiently managing the resources necessary to deliver them. These private cloud customers have complete control and management over the provisioning and delivery of video collaboration across all their environments.

2.Private Clouds, Off-premises. Organizations without their own IT staff or datacenters can turn to partners and service providers to deliver video collaboration-as-a-service. Our strategy is to enable partners and service providers to meet the needs of these customers with a managed service offering that includes dedicated RealPresence infrastructure, as well as qualified people to manage the service for that customer when required. Even large enterprise customers may tap service providers’ clouds when their video collaboration needs exceed their capacity.

3.Public Clouds, Off-premises. Our strategy for public clouds is to partner with qualified service providers and channel partners to deliver video collaboration-as-a-service offerings to enterprises and SMBs. Public clouds are constructed of shared, partitioned resources and offer services to multiple entities using the same infrastructure. They may be owned, managed, and operated by a third-party such as a partner, service provider, or distributor. In this case, the RealPresence Platform is deployed within a partner’s network and delivered as a service. The RealPresence Platform provides the carrier-grade video infrastructure required for cloud-delivered services that can scale to a multitude of businesses with security, reliability, and manageability. The RealPresence Platform also keeps operating costs low for service providers by interoperating with existing systems via native integrations and open standards, leveraging voice and video call management platforms, and creating opportunities for hybrid UC environments. With features such as multi-tenancy support and a rich suite of open APIs that enable service providers to get to market faster with custom and plug-in applications, we believe we are further driving down the cost and complexity of building and managing a public or private video cloud. Polycom APIs and software development kits help service providers speed the delivery of new services by simplifying the task of integrating the RealPresence Platform with their operations and billing support systems, as well as third-party management systems for scheduling, billing, and rating; video collaboration provisioning; resource reporting in-conference control; and system management. Polycom also offers a wholesale video collaboration service in North America, which include network, infrastructure, services, and software to enable our partners to offer retail Video-as-a-Service offerings to their customers. Subscribers gain the benefits of purchasing video collaboration on an as-needed basis and avoid upfront capital expenditures. We believe video collaboration delivered from a public cloud is an attractive option because it speeds overall time to deployment and it reduces cost of delivery for small to medium sized companies who either do not have the upfront budgets to invest or the IT resources to maintain the infrastructure.

Browser-based Collaboration

Polycom® RealPresence® CloudAXIS™ Suite is a solution designed to enable businesses to collaborate with other businesses—or individuals—easily and securely, independent of application, system, or device. The CloudAXIS Suite extends secure Polycom video collaboration to anyone with a browser and camera on their smartphone, tablet, or PC. As a software extension for the RealPresence Platform, the CloudAXIS Suite integrates contacts from applications like Facebook and Google Talk into one easy-to-access global presence directory. With simple click-to-connect convenience, you can have secure enterprise-grade video conferences, including content collaboration, with mobile, desktop, room and immersive telepresence participants, inside or outside the firewall by sending a URL link in an instant message (IM), email or calendar invitation.

Standards and Interoperability

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

We actively participate in several standards development organizations (including the IEEE, IETF, and the ITU-T) in order to develop new open standards for the industry (such as standards for HD video, content sharing, and HD audio). We also have joined with both partners and competitors in many industry forums and consortiums that focus on interoperability, including the International Multimedia Teleconferencing Consortium, Open Visual Communications ConsortiumTM (OVCCTM), SIP Forum, and Unified Communications Interoperability Forum (“UCIF”). We are founding members or board members of several of these organizations and are active in leading the development of standards and protocols intended to drive interoperability for the greater good of the industry and our customers.

As a part of this work, our UC innovation development team has developed or is developing underlying standards-based technologies to power our portfolio of UC solutions, including:

Session Initiation Protocol (“SIP”)

We have played an active role in standards bodies and the SIP Forum to develop and implement SIP across our UC solutions. We believe our implementation of SIP is robust, secure, and feature-rich.  We have added many new SIP-capable UC devices across our voice and video offerings that extend into mobile, home/work office and conference room environments, including a highly scalable, cost-effective firewall traversal solution that enables B2B and B2C traffic for both SIP and H.323 technologies.

Scalable Video Coding

Scalable Video Coding (“SVC”) is a standard designed to deliver a high-quality, low-latency video collaboration experience at any bandwidth and over networks prone to packet loss and congestion. SVC is an extension to H.264 Advanced Video Coding (“AVC”), an efficient and high-performance standard that is used by most of today’s video conferencing devices.  We have extended our RealPresence video solutions with the additional functionality of open, standards-based SVC. Our SVC solution delivers a forward/backward-compatible (“SVC/AVC”) solution, providing investment protection, easy customer-paced transition to SVC, and superior economics for our customers.  We have delivered SVC solutions across the RealPresence Platform, including the RMX solution, the new RealPresence Collaboration Server, Virtual Edition, and the RealPresence Access Director. We have also delivered industry-unique SVC/AVC solutions across mobile, home/work office, and conference room environments with RealPresence Mobile, RealPresence Desktop, and the Group Series systems – all of which can simultaneously support interoperability with standard-based AVC systems and a growing number of SVC solutions. We also offer an open, standards-based SVC codec on a royalty-free basis to enable interoperability.

Microsoft, another founding member of the UCIF, was an early adopter of this open standards-based SVC technology. We believe the licensing of H.264 SVC provides a foundation that will allow the industry to deliver the type of seamless interoperability for which our joint customers are asking.

Security

We believe that security is of the utmost importance and we are committed to bringing a secure means of real-time collaborative communications both inside and outside enterprise firewalls to customers worldwide. Security has become increasingly important with the emergence of BYOD programs, the need to securely integrate a variety of mobile video devices into the enterprise, and the growing imperative to extend video collaboration to B2B and B2C relationships. The Polycom RealPresence Access Director implements secure communication technologies, validates standards and interoperability, and provides a secure firewall traversal solution for voice, video, and web content between locations and organizations that is highly scalable and affordable for H.323, SIP, and HTTP.

High Profile Video

Standards-based high profile video enables a dramatic reduction in the network resources necessary to deliver video collaboration across organizations. It allows lower-cost, standards-based visual communication with lower bandwidth, thus limiting or avoiding costly network upgrades—all while remaining standards-based. Video deployments can be extended to more sites, with more cost efficiency and greater quality – including the growing demand for home-based workers or satellite offices which often operate with limited bandwidth. With the H.264 High Profile implementation for real-time video, customers can immediately begin saving up to 50 percent on bandwidth costs on operational expenses alone with additional potential capital expense savings by avoiding the network expansion for video that otherwise would be required.

The shift to high profile video delivers gains in performance across the full bandwidth spectrum. As a result, HD systems benefit the most from high profile video, which we believe enables accelerated adoption of HD communication across organizations. Branch offices, remote sites, rural locations, and developing regions can now enjoy the benefits of HD quality – even when these sites might be sharing a smaller T1 line for both data and multi-media.

Services

We offer a full range of support, professional, hosted and managed services solutions to customers on a global basis. These services are offered through Polycom Global Services, Polycom Cloud and Managed Solutions and through our worldwide channel partner network. Services revenues comprised 28% of our total revenues in 2013 as compared to 25% in 2012 and 19% in 2011.

For the ongoing support of end-user customers, we provide maintenance services that include telephone support, software upgrades and updates, parts exchange, on-site assistance, and direct access to support engineers for real-time troubleshooting. These support services comprise the majority of our services revenue and are driven by both maintenance agreements on new product sales, as well as the renewal of existing maintenance agreements. Enhanced Support services are also available that provide faster response times in over 20 cities worldwide for more mission-critical RealPresence Platform deployments. Solution-focused support is available through Advantage support and our proactive high touch Elite Services. We also offer installation and implementation services and a broad range of training to ensure effective usage and operation of products with training facilities worldwide.

We believe that service and support are critical components of customer satisfaction and create a platform for expanded and long-term customer relationships. To help partners and customers get answers to questions and resolve issues faster, we improved the interface to the support.polycom.com website, our online support portal for customers that includes the ability to open, track, and update service requests online 24x7, request and track Return Material Authorizations, query bulk contract entitlement status, and view contract and warranty status. The portal also offers a proactive support notification to which customers and partners may subscribe. We also introduced ASK Polycom, a community based information sharing platform that is growing in both content and usefulness. Over the past year, we aggressively managed the inventory of our spare parts depots across warehouses worldwide to provide better service to customers across the globe. Support services are flexible and available for every Polycom solution deployed in IP, legacy, or mixed-network environments.

We offer a variety of professional services solutions including assessments, implementation services, network consulting services, usage and adoption services, analytics services, optimization services, development consulting services for APIs, and advanced project management services. As our customers increasingly seek to leverage our knowledge and experience to ensure their successful deployments, Polycom has responded by enhancing our Adoption Consulting service and related tools, and extending the availability of the analytics and benchmarking reports to a wider audience.  Our strategy is to deliver services, together with our partners, that enhance the scalability, reliability and security of a video collaboration solution, tightly and efficiently integrating in a complex multi-vendor UC&C environment.

The Polycom University continues to build proficiency in collaboration technology for partner and customer users with communications and network experts who deliver a broad range of programs and courses. Content is delivered in a classroom setting with a remote instructor or through self-paced programs and can be customized to meet the unique needs of the customer or partner.

RealPresence Service Specialization is an enhanced certification program which certifies our service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center systems and support, and training in our solutions and IP networking.  Partners with the RealPresence Services Specialization achieve and maintain a sustainable service business in a changing environment where customers increasingly require focused technical expertise. We jointly offer maintenance and diagnostic services and support with our RealPresence Service Specialized partners. In addition to the specialization which enables partners to provide post-sales support for the RealPresence Platform, Polycom has formal programs which enable partners to provide implementation services for the RealPresence Platform, post-sales support of our RealPresence Immersive solutions and a program to help partners achieve and maintain a sustainable service business inclusive of integrated business processes and applications that leverage Polycom RealPresence standards-based solutions in Microsoft environments.  In the past year, Polycom has added training and enablement focus on virtualized server environments to help our partners as we extend our solutions into the software space.  Our Services Specializations are integrated into our global, award-winning Choice Partner Program and enable Polycom end-user customers to identify specialized service providers that meet a high level of service readiness, competency and capacity for maintaining Polycom RealPresence solutions.

Polycom also provides a variety of managed and cloud video collaboration solutions. Polycom offers two models of managed services that are supported by our Cloud and Managed Solutions (CMS) organization - hosted and on-premise. Hosted services offer high availability, multipoint conferencing for immersive room systems and group conferencing systems, using our infrastructure resources and dedicated network capacity. On-premise services provide remotely managed multipoint video conferencing for a customer’s onsite infrastructure, immersive room and conference room systems, supported by our remote technical support experts. Our managed services also provide customers with operations management for their Polycom RPX and Polycom OTX telepresence suites. In late 2013, Polycom introduced RealPresence Cloud Video Meeting Services, a wholesale, cloud-based, white-label Video-as-a-Service (VaaS) solution to select partners in North America.  This solution, operated by Polycom and branded and sold by partners, gives qualified partners a simple and easy way to enter the cloud based, Video-as-a-Service market.

SALES AND DISTRIBUTION

We market and sell our products through a global network of strategic, service provider, and channel partners, including Anixter, AT&T, BT, Digital China Holdings Limited, Dimension Data Holdings plc, Imago Group plc, Nanjing Southern Telecom Co., NETXUSA, ScanSource Communications, Westcon, and many others. We also sell with several strategic partners including Microsoft, BroadSoft and IBM and a large ecosystem of technology partners. Many of these partners sell a variety of communication products and/or services that, when combined with our products, offer a complete solution.

We have a high-touch and customer-centric sales strategy that is focused on building and maintaining close working relationships with enterprise and public sector customers directly and through partners. We believe this high-touch approach to sales and marketing is best suited for our UC Platform, UC Group Systems, and certain UC Personal Devices. Even with this high-touch sales approach, our product orders are almost always fulfilled through a channel or strategic partner. With collaborative communications becoming a priority application and with the scale of our business increasing, we intend to continue to invest in our sales force and our channel partners to more fully capture the opportunity for customer adoption.

Our channel partners are required to be trained and certified for many of our products, which we believe yields a higher level of end-user customer satisfaction. Channel partners that stock product maintain a limited amount of inventory and, for some channel partners and with respect to our UC platform products, we ship directly to their end-user customers. Working with existing and new channel partners, we plan to continue to focus on the enterprise, government, education, healthcare, and manufacturing vertical markets. To complement our sales efforts, we advertise in online media and trade and general business print media and participate in a wide array of trade shows, global events, and public relations activities. In addition, since the value of our solution is best realized through demonstration, we will continue to invest in executive briefing centers, demonstration centers, and the deployment of evaluation systems to end-user customers.

We focus our sales efforts in regions of the world where customers are investing significantly in collaborative communications solutions. Based on the global nature of this customer demand, our sales and service staff and our channel footprint exist in all major global regions. We conduct and manage our business in four geographic theatres: (1) North America, which consists of the United States and Canada; (2) Caribbean and Latin America (“CALA”); (3) Europe, Middle East and Africa (“EMEA”) and (4) Asia Pacific (“APAC”). For reporting purposes, we combine North America and CALA into one segment named Americas and report EMEA and APAC as separate segments. See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and in Note 17 of the Notes to Consolidated Financial Statements for a summary of the financial information of our segments. We have product distribution centers in each theater to best serve our global customer base.

A substantial majority of our revenue is from value-added resellers, distributors, and service providers. In 2013, 2012 and 2011, one channel partner, ScanSource Communications, accounted for 16%, 14% and 14% of our total net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

We have also created Polycom Capital, which offers comprehensive and flexible partner and customer financing options designed to help free customers from the limitations of quarterly capital expense budgets. We leverage global capabilities of third party financing partners to provide customer lease financing solutions. In addition, through an arrangement with its third party financing partners, we offer our channel partners access to working capital aimed at lessening the burden of inventory carrying costs during customer implementations.

We typically ship products within a short time after we receive an order and, therefore, backlog is not necessarily a good indicator of future revenues. We include in backlog open product orders for which we expect to ship or services for which we expect to bill and record revenue in the following quarter. Once billed, any unearned service revenue is included in deferred revenue. At December 31, 2013 and 2012, our order backlog was $72.1 million and $66.0 million, respectively. Historically, the sale of some of our products has experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first and third quarters.  The risks associated with the seasonality of our sales are more fully discussed in the section entitled “Item 1A. Risk Factors” under the subheading entitled “We experience seasonal demand for our products and services, which may adversely impact our results of operations during certain periods.”

ACQUISITIONS

We have completed a number of acquisitions during our operating history and believe that acquisitions, combined with a return of capital program, are important parts of an overall capital allocation strategy. During 2011, we completed three acquisitions. On March 21, 2011, we acquired Accordent Technologies, Inc. (“Accordent”), a privately-held video content management and delivery solutions company. On July 27, 2011, we acquired the assets of the Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo products and managed services business. On October 14, 2011, we acquired ViVu, Inc. (“ViVu”), a privately-held video collaboration software company. The total net cash paid in 2011 for these acquisitions was $163.6 million. We did not make any acquisitions in 2012.  On March 1, 2013, we acquired Sentri, Inc. (“Sentri”), a privately held services company with expertise in Microsoft technologies for approximately $8.0 million. We have included the financial results of these companies in our Consolidated Financial Statements from the respective dates of acquisition.

We believe that making strategic acquisitions is a good use of capital that can add value to our solutions with our partners and for our end-user customers. We have spent and will continue to spend resources identifying and acquiring businesses. We believe that the efficient and effective integration of our acquired businesses into our organization is critical to our growth. We also believe that our overall capital allocation strategy should include return of capital in addition to strategic acquisitions and, in 2013, we executed a significant return of capital program that included a share repurchase program.

On December 4, 2012, we completed the disposition of the net assets of our enterprise wireless solutions business (the “EWS”) to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. We received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in our Consolidated Financial Statements for the year ended December 31, 2012.

COMPETITION

We compete in the UC&C market with products and solutions that enable voice, video and content collaboration on-premises, across intranets, extranets, mobile devices, and the Internet via our customer premises-based RealPresence Platform, web-based social-collaboration business platforms, and video collaboration-as-a-service offerings delivered from the cloud. We compete with multiple competitors in each product line on a global basis. These competitors include but are not limited to Cisco Systems, Inc., Logitech International S.A., Avaya Inc., Vidyo, Inc., Blue Jeans Networks, Inc., Huawei Technologies Co., Ltd., ZTE Corporation, ClearOne, Aastra Technologies Limited, Snom, Yealink, and others. In some cases, we also cooperate and partner with these companies in programs such as the Polycom Partner Network, as well as various industry initiatives. These initiatives include the UCIF and the OVCC, of which we were a founding member and which currently has over 30 global telecommunications service providers in its membership.

Our competitive landscape has evolved throughout 2013 and has been shaped by a number of significant forces including the global macroeconomic environment, customers reevaluating their overall UC information technology (IT) strategies, and the market’s continued move to cloud and software-based solutions. We believe our competitive landscape will continue to rapidly change in the future as we continue to expand into new markets for video collaboration such as mobile, social, browser-based, and cloud-delivered video and as competitors consolidate, increase their corporate partnerships, evolve their strategies, develop new technologies, expand globally, and change their pricing strategies.

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

Our competitors consist of both larger companies, such as Cisco Systems, with substantial financial resources and more sizable sales, marketing, engineering and other capabilities with which to develop, manufacture, market, and sell their solutions, and smaller niche competitors. Our strategy of building best-in-class UC voice and video solutions faces challenges from competitors, who create complete end-to-end UC solutions, partner with other industry players, develop a unique technology or compete in a specific geography. Examples of these strategies include Cisco Systems’ CUCM/Jabber/Webex platform, Blue Jeans Network’s embedded video solution into Salesforce.com, and Vidyo’s partnership with Google and their entrance into H.264 SVC technology and software-based solutions.

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

We believe the principal competitive factors in the markets and categories in which we compete and may compete in the future include the ability to:

—	provide and sell a broad range of UC&C solutions and services, including mobile and cloud-based solutions, and our ability to bring new products to market on a timely basis;
—	competitively price our products and solutions;
—	provide competitive product performance;
—

compete successfully in multiple markets with differing requirements, including, but not limited to, the enterprise, SMB, mobile video, social video, browser-based video, subscription-based video delivered from the cloud and service provider markets;

—	introduce new products and solutions in a timely manner;
—	reduce production and service costs;
—	provide required functionality such as security, reliability and scalability;
—	ensure investment protection through broad interoperability and backwards and forwards compatibility with other UC&C systems and solutions;
—	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;
—	gain market presence and brand recognition;
—	extend credit to our partners;
—	conform to open standards;
—	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC&C solutions and mobility and consumer solutions; and
—	successfully address the transition in the market from point product to solution selling.

UC&C—and in particular voice, video and content collaboration—represents an attractive growth market that continues to attract new competitors regionally and globally. We believe Polycom’s commitment to open-standards, our platform approach, our partnerships, and participation in industry forums allowing us to offer broad interoperability among UC&C solutions continue collectively to represent key competitive differentiators for the Company.

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

We are focused on a hardware and software strategy to bring voice, HD video and content collaboration to a broad range of business, video, mobile, and social networking applications through standards-based infrastructure delivered on-premises and through public and private cloud-based solutions. We believe this strategy is redefining the unified communications market, accelerating the adoption of our products, and establishing Polycom as the default choice of customers and partners for open UC&C and HD video and content collaboration solutions that work together seamlessly across applications, protocols, call control systems, and end points. This strategy is also a key component of our growth strategy. We intend to continue to expand upon our product platforms through the development of software options, upgrades, and future product generations.

In February 2014, we announced a comprehensive set of new products, which we believe demonstrate our industry thought leadership and underscore our ability to expand our market opportunity in the future. These innovative products, which augment our portfolio with backward and forward compatibility, make it easier to buy, implement and use video and content collaboration and include the following:

—

Virtualized collaboration through a subscription: RealPresence One is a new, comprehensive offering including RealPresence Platform software and services for video, voice and content collaboration, available on an annual subscription basis. This is an ideal solution for customers who want to implement voice, video and content collaboration solutions in their organizations for the first time, as well as those who may be migrating to a cloud-based environment.

—

Virtual editions of individual RealPresence Platform components: RealPresence Platform, Virtual Editions are now available as virtualized software that runs on industry-standard servers in existing datacenters. Polycom RealPresence, Virtual Editions are ideal for organizations who want to optimize, streamline or expand their existing video networks, and will work alongside hardware appliances, for a seamless, hybrid network.
—

The RealPresence Immersive Studio is the next-generation of immersive collaboration environments and makes an ideal group virtual workspace for the meetings that matter the most, including creative brainstorms or crisis management sessions. The flexible configuration lets users see content on any of the large displays in the studio and support for BYOD lets users share content from mobile devices like tablets and laptops. Support for the Polycom VisualBoard virtual whiteboard also lets users engage in interactive note-taking on critical content, such as business documents, CAD drawings, blueprints or maps.

—

Laptop, desktop, tablet and smartphone video users gain more features and capabilities, such as Polycom VisualBoard content sharing and document annotation from the iPad on RealPresence Mobile v3.1. In addition, Polycom RealPresence Desktop v3.1 now includes IM, presence Polycom SmartPairing for room system control, and content sharing.

—

Polycom RealPresence Media Manager v6.6 will integrate with technology from RAMP, a Polycom Technology Partner, to make video content searchable, similar to the way that users are accustomed to looking for keywords in documents and on the Web. Polycom RealPresence Media Manager is an automated software solution that lets organizations capture, manage, deliver and access video content, like lectures and seminars, from any source to any device. Polycom developed the open integration approach for media analytics solutions and services through documented APIs in Polycom RealPresence Media Manager.

Research and development expenses are expensed as incurred and totaled approximately $216.0 million in 2013, $208.5 million in 2012, and $190.3 million in 2011.   Additionally, in 2013, we capitalized approximately $2.4 million of development costs for internally developed software products to be marketed or sold to customers.  There were no such costs capitalized prior to 2013 as the software development costs qualifying for capitalization were not significant. We intend to continue to make investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

CUSTOMER SERVICE AND SUPPORT

We believe our customer service and support offerings accelerate and maximize our customer’s return on investment in our solutions. In addition to warranty support for our product lines covering hardware, software media and repaired parts, we offer maintenance and professional services through a global network of certified partners and service providers and also directly.

Our services portfolio addresses the entire voice and video solution lifecycle from first deployment to technology refresh, starting from needs analysis and design; to deployment services, such as Microsoft Lync and IBM Sametime integration; to a portfolio of support services to meet each customer’s business needs that include managed services and optimization services that help customers make the most of their investment in our video and voice collaboration solutions. Customers and partners can also leverage training and certification programs delivered through Polycom Learning Centers.

Our ongoing maintenance support contracts include telephone support, software upgrades and updates, parts exchange, on-site assistance, and access to support engineers. We have a full suite of support including Managed Services, targeted specifically toward customers who require the highest level of service and uptime. Customers that rely on their video system for high end support, and in some cases mission critical type applications, can take advantage of our Elite and Managed Services offerings. We also offer value-added Advantage Services to meet the demands of customers who wish to accelerate the adoption of our solutions, desire increased insight into the use of their RealPresence Platform video solutions and who require high levels of 24x7 support for their video deployment needs, but not necessarily highly customized or personalized services, to complement our high-touch and proactive Elite Service.

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

Our support and professional services are available through our worldwide partner network that is certified to deliver our service offerings under our partners’ own brand or to resell them under our branded service offerings. Our community of certified partners are backed by our delivery infrastructure and made up of more than 100 learning centers, tech support centers, call centers and parts warehouse locations around the world. We also offer an online support portal for customers and a support community where customers can share information and access support 24 hours a day.

MANUFACTURING

We subcontract the manufacturing of most of our UC Group and UC Personal Device products to Celestica Inc., Askey Computer Corporation, Foxconn Technology Group and VTech Holdings Ltd. These companies are all third-party electronic manufacturing service providers. We use Celestica’s facilities in Thailand and China, and Foxconn’s, Askey’s and VTech’s facilities in China. At the conclusion of the manufacturing process, these products are distributed to channel partners and end users through warehouses located in Thailand, the Netherlands, and in the United States in Dayton, Ohio and Tracy, California. The key components of our UC Platform products are manufactured by third parties in China, Taiwan, and Israel. Final system assembly, testing and configuration is performed by Celestica China, Celestica Thailand, and Polycom Israel. These UC Platform products are distributed directly to end users from these manufacturing locations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. We currently have over two hundred ninety United States patents issued covering our products. The expiration of these patents range from 2014 to 2030. In addition, we currently have over two hundred ninety non-U.S. patents issued whose expirations range from 2014 to 2035. Finally, we have over one hundred twenty United States patent applications pending covering our conferencing and our network infrastructure products and over two hundred twenty non-U.S. patent applications pending. Polycom, RealPresence, SoundPoint, SoundStation, ViewStation, VoiceStation, ReadiManager, ViaVideo, VSX, QSX, QDX, RMX, HDX, DMA, E2BConnect, HALO, SoundStation product configuration, the Polycom Circles logo, Powered by Polycom, and others are registered trademarks of Polycom in the U.S. and/or various countries, and CloudAXIS, Constant Clarity, iPower, iPriority, HD Voice, Mobile Responder, PDS, PEC, PVE, ATX, and others are common law trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks (in common law countries) and/or maintain our registrations (in civil law countries) in connection with the products and services of Polycom.

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

EMPLOYEES

As of December 31, 2013, we employed a total of 3,774 persons, including 1,190 in sales, marketing and customer support, 1,231 in research and product development, 792 in manufacturing and services delivery, and 561 in general and administration. Of these, 2,052 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

We face intense competition in the Americas, EMEA, and Asia Pacific for our UC&C solutions products which places pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Avaya, Blue Jeans Network, Huawei and Logitech.

Our competitive landscape continues to rapidly evolve as we move into new markets for video collaboration such as mobile, browser-based, and cloud-delivered video. Our competitors also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures, such as Skype, Google Talk/Hangouts, and Apple FaceTime. We also compete with other offerings such as Cisco Systems’ Jabber and WebEx and Citrix Systems’ GoToMeeting with HD Faces. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on marketing, which would correspondingly have a negative impact on our revenues and operating margins.

Our principal competitive factors in the markets in which we presently compete include the ability to:

—	provide and sell a broad range of UC&C hardware and software solutions and services, including mobile and cloud-based solutions, and our ability to bring such products to market on a timely basis;
—	competitively price our products and solutions;
—	provide competitive product performance;
—

be successful in multiple markets with differing requirements, including, but not limited to, mobile video, social video, subscription-based video delivered from the cloud and service provider markets, and with various sizes and types of customers;

—	introduce new products and solutions in a timely manner;
—	reduce production and service costs;
—	provide required functionality such as security, reliability, and scalability;
—	ensure investment protection through interoperability and backwards- and forwards-compatibility with other UC&C systems and solutions;
—

continue differentiation through open standards and broad interoperability of our infrastructure in complex environments where integration with other third-party technologies, such as Microsoft Lync, is critical;

—	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;
—	gain market presence and brand recognition;
—	extend credit to our partners;
—	conform to open standards;
—	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC&C solutions and mobility and consumer solutions; and
—	successfully address the transition in the market from principally hardware based point products to solutions including hardware, software and services.

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance. New product introductions by our current or future competitors, or our delay in bringing new products to market, could cause a significant decline in sales or loss of market acceptance of our products. We believe that ongoing competitive pressure may result in a reduction in the prices of our products and our competitors’ products. In addition, the introduction of additional lower priced competitive products or of new products or product platforms could render our existing products or technologies obsolete. We also believe we will face increasing competition from alternative UC&C solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products is leading to the availability of alternative, lower-cost UC&C products than ours, such as those offered by Apple, Google, Logitech, Skype and others, which could drive down our sales prices and negatively impact our revenues.

Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition which could adversely affect our business and future results of operations.

Strategic partnerships and acquisitions are being formed and announced by our competitors on a regular basis, which increases competition and often results in increased downward pressure on our product prices. For instance, when Cisco Systems acquired Tandberg ASA, previously our largest independent competitor, we had to compete with a larger combined company with significantly greater financial and sales and marketing resources, an extensive channel network and an expanded video communications solutions product line. This product line is often sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the UC&C solutions market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. Similarly, Avaya acquired Konftel and RADVISION, and Logitech acquired LifeSize. These consolidations and partnerships have resulted in increased competition and pricing pressure, as the newly-combined entities have greater financial resources, deeper mass market sales channels and greater pricing flexibility than we do. Acquisitions or partnerships made by one of our strategic partners could also limit the potential contribution of our strategic relationships to our business and restrict our ability to form strategic relationships with these companies in the future and, as a result, harm our business. Rumored or actual consolidation of our partners and competitors will likely cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

Global economic conditions have adversely affected our business in the past and could adversely affect our revenues and harm our business in the future.

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery and European and domestic debt and budget issues, continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. For example, we have recently seen weakening demand and longer sales cycles in the public sector, which includes federal, state and local governments, as well as healthcare and education, which we believe were due in large part to budget constraints, as well as political issues. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. Further, we have recently seen slower growth than we anticipated in China, India, and other growth markets, which we believe is due in part to macro-economic factors. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

—

fluctuations in demand for our products and services, in part due to uncertain global economic conditions and increased competition, as well as transitions in the markets in which we sell products and services;

—	our ability to execute on our strategic and operating plans;
—	changes to our global organization and retention of key personnel;
—	slowing sales or variations in sales rates by our channel partners to their customers;
—

changes to our channel partner programs, contracts and strategy that could result in a reduction in the number of channel partners, could adversely impact our revenues and gross margins as we realign our discount and rebate programs for our channels, or could cause more of our channel partners to add our competitors’ products to their portfolio;

—	the prices and performance of our products and those of our existing or potential new competitors;
—	the timing, size and mix of the orders for our products;
—	the level and mix of inventory that we hold to meet future demand;
—

changes in effective tax rates which are difficult to predict due to, among other things, the timing and geographical mix of our earnings, the outcome of current or future tax audits and potential new rules and regulations;

—	changes in the underlying factors and assumptions used in determining stock-based compensation;
—	fluctuations in the level of international sales and our exposure to foreign currency fluctuations on both revenues and expenses;
—	dependence on component suppliers and third party manufacturers, which includes outside development manufacturers, and the associated manufacturing costs;
—	the impact of increasing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins;
—	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;
—	the impact of seasonality on our various product lines and geographic regions; and
—	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

As a result of these and potentially other factors, we believe that period-to-period comparisons of our historical results of operations are not necessarily a good predictor of our future performance. If our future operating results are below the expectations of stock market securities analysts or investors, or below any financial guidance we may provide to the market, our stock price will likely decline. Financial guidance beyond the current quarter is inherently subject to greater risk and uncertainty, and if the transitions in our markets accelerate, our ability to forecast becomes more difficult.

We face risks associated with developing and marketing our products, including new product development and new product lines.

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use of those products.

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from on premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or through a browser, evolving industry standards and frequent new product introductions, including an increased emphasis on software products and new, lower cost hardware products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, SMBs, and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these markets, then our revenues may not grow as anticipated and our business may ultimately be harmed. Given the competitive nature of the mobile industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues.

The success of our new products depends on several factors, including proper new product definition, product cost,  infrastructure for services and cloud delivery, timely completion and introduction of new products, proper positioning and pricing of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and other products in our own portfolio, market acceptance of these products and the ability to sell our products to customers as comprehensive UC&C solutions. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support.

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

We also need to continually educate and train our channel partners to avoid any confusion as to the desirability of new product offerings and solutions compared to our existing product offerings and to be able to articulate and differentiate the value of new offerings over those of our competitors. As the market evolves, our distribution model and channel partners may change as well.  During the last few years, we launched several new product offerings, including new software, hardware and cloud-based solutions, and these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of our new products until they determine their market acceptance, or as they consider a more comprehensive UC&C strategy versus point product or endpoint only deployments. Any delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay.

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

Any delays for new product offerings currently under development, including product offerings for mobile, cloud-based delivery, software delivery or any product quality issues, product defect issues or product recalls could adversely affect the market acceptance of these products, our ability to compete effectively in the market, and our reputation with our customers, and therefore could lead to decreased product sales and could harm our business. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom® RealPresence® One and Real Presence Virtual Edition platform software solutions are dependent on enterprise adoption of software based video bridging applications. If the software related video bridging market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC&C solutions will drive increased demand for our UC hardware and software platform products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted, which could materially impact our revenues and results of operations.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings on which we are relying on for future revenues, such as product offerings for platform software, new hardware products and cloud-based delivery, our business and operating results would be harmed. Further, revenues relating to new product offerings are unpredictable, and new products typically have lower gross margins for a period of time after their introduction and higher marketing and sales costs. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC&C solutions equipment and UC platform products. Further, in the past we have reduced prices in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a new product.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, disruption to the business and additional organizational changes or restructuring actions and charges could occur. In the last 12 to 18 months we have had turnover in a number of senior executive positions, including our chief executive officer, our head of worldwide sales, our chief marketing officer and head of worldwide engineering.  In December 2013, we appointed a new CEO. This transition, along with the hiring of other new senior managers, may be disruptive to our business, and if we are unable to execute an orderly transition, our revenue, operating results and financial condition may be adversely impacted.  Future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel.

Impairment of our goodwill or other assets would negatively affect our results of operations.

As of December 31, 2013, our goodwill was approximately $559.5 million and other purchased intangible assets were approximately $37.5 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Difficulties in identifying and integrating acquisitions could adversely affect our business.

We have spent and may continue to spend significant resources identifying and acquiring businesses. The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time-consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of any acquisitions could harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with any future acquisition we may make.  We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

—	incorporating the acquired company’s technology and products and services into our current and future product lines, including providing services that are new for us;
—	potential deterioration of the acquired company’s product sales and revenues due to integration activities and management distraction;
—	managing integration issues;
—

potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product and services offerings of the newly acquired company with our existing product and services lines;

—	entering new businesses or product lines;
—	potentially incompatible cultural differences between the two companies;
—	geographic dispersion of operations;
—	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;
—	generating marketing demand for an expanded product line;
—	distraction of the existing and acquired sales force during the integration of the companies;

—	distraction of and potential conflict with the acquired company’s products and services in regards to our existing channel partners;
—	the difficulty in leveraging the combined technologies and capabilities across all product lines and customer bases; and
—	our inability to retain the customers or employees of an acquired company.

Our failure to successfully implement restructuring plans related to vacant and redundant facilities could adversely impact our business.

We have in the past, and may in the future, as part of acquiring a company or as part of restructuring actions taken to streamline the business, identify redundant facilities. If we identify redundant facilities, we would develop a plan to exit as part of the integration of the acquired business or as part of the implementation of the restructuring plan. Any reserve would be net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of, or our recorded liability related to, subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the fourth quarter of 2013, approximately 50% of our quarterly revenues were recognized in the third month of the quarter. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

Delays in receiving contractual acceptance will cause delays in our ability to recognize revenue and may impact our quarterly revenues, depending upon the timing and shipment of orders under such contracts.

Certain of our sales contracts include product acceptance provisions which vary depending upon the type of product and individual terms of the contract. In addition, acceptance criteria may be required in other contracts in the future, depending upon the size and complexity of the sale and the type of products ordered. As we increase our focus on growing our service provider business and cloud and managed services, it is likely that an increased amount of our revenue will be subject to such contractual acceptance terms and milestones, and we may introduce new revenue models that could result in less revenue being recognized upfront. Accordingly, we defer revenue until the underlying acceptance criteria in any given contract have been met. Depending upon the acceptance terms, the timing of the receipt and subsequent shipment of an order may result in acceptance delays, may reduce the predictability of our revenues, and, consequently, may adversely impact our revenues and results of operations in any particular quarter.

We face risks related to our dependence on channel partners to sell our products.

Conflicts and competition with our channel partners and strategic partners could hurt sales of our products.

We have OEM agreements with major telecommunications equipment manufacturers, such as Avaya and Cisco Systems, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult. Our OEM partners may decide to enter into a new OEM partnership with a company other than us, or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. For example, Cisco Systems has informed us that it will end of life, and will therefore no longer resell, the IP conference phones they purchase from us, which is expected to reduce our 2014 revenue by approximately $40.0 million compared to 2013.  Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as a result of our more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to non-Polycom communications equipment, or to offer new products from our competitors, which would negatively affect our business and results of operations.

In addition, we are focusing on our strategic partnerships and alliances with Microsoft, AT&T, BroadSoft and IBM. Defining, managing and developing these partnerships is expensive and time-consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. For example, our key strategic relationship with Microsoft in which we are jointly developing and marketing a UC&C solution that leverages the demand for Microsoft’s next generation UC server could negatively impact our ability to compete effectively in the UC&C marketplace if we are unsuccessful. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

In addition, as we enter into agreements with these strategic partners to enable us to continue to expand our relationships with these partners, we may undertake additional obligations, such as development efforts, which could trigger unintended penalty or other provisions in the event that we fail to fully perform our contractual commitments or could result in additional costs beyond those that are planned in order to meet these contractual obligations.

As we continue to build strategic partnerships with companies, conflicts between our strategic partners could arise which could harm our business.

Some of our current and future products are directly competitive with the products sold by both our channel and strategic partners. As a result of these conflicts, there is the potential for our channel and strategic partners to compete head-to-head with us or to significantly reduce or eliminate their orders of our products or design our technology out of their products. Further, some of our products are reliant on strategic partnerships with call manager providers and wireless UC&C platform providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, which would adversely affect our revenues and could potentially strain our existing relationships with these companies.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In 2013, international revenues represented 57% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

—

adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in EMEA and the recent reduced government spending and elongated sales cycles we have seen in China;

—

information security, environmental and trade protection measures and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries;

—	foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;
—	unexpected changes in regulatory requirements and tariffs;

—	longer payment cycles;
—	cash repatriation restrictions;
—	potentially adverse tax consequences; and
—	the impact of instability in the Middle East or military action or other hostilities on foreign markets.

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

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure.  Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the percentage of actual revenues covered by our hedge contracts, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, we increased operating income by $3.7 million in fiscal year 2012 and by $2.3 million in fiscal year 2013. For further information on our hedging program, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

We continue to look for ways to improve and streamline our infrastructure, including implementing a new integrated financial information system and other information technology and processes, and if we do not appropriately manage these implementations, our operating results may be negatively affected.

To manage our business effectively, we must continue to improve and streamline our infrastructure, including information technology and processes, financial operating and administrative systems and controls in an efficient manner.  We plan to continue to improve our information technology systems and underlying business processes, which will require significant management time, support and cost. Moreover, there are inherent risks associated with implementing new systems that may affect our ability to manage our data. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions, which makes our ability to forecast and effectively control our operating expenses more challenging.  For example, as part of our effort to improve efficiencies throughout our worldwide organization, we have begun the implementation of a new integrated financial information system. This implementation is expected to be completed in two phases with the financial accounting processes being implemented in the third quarter of 2014 and the operations components in early 2015.  The successful conversion from our legacy financial systems to a new integrated financial information system entails a number of risks due to the complexity of the conversion and implementation process.  There can be no assurance that the conversion to, and the implementation of, the new financial information system will not impede our ability to receive and process orders and accurately and timely prepare, analyze and report the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC.

We also have a Shared Services Center (“SSC”) in Beijing, China, where we perform certain accounting, order entry and other functions previously performed in regional headquarter locations, and we may expand our SSC operations in the future. Efforts to globalize these shared functions into one location may not yield the intended benefits and could result in higher turnover than planned, which could have an adverse effect on these functions during the transition. In addition, if the controls we put in place with respect to the SSC fail to operate effectively, our business and results of operations could be harmed.

We have limited supply sources for some key components of our products and services and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply or service interruptions, component defects or unavailability of these components or products.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain components from suppliers in China, Japan, and certain Southeast Asia countries, and any political or economic instability in these regions in the future, natural disasters, disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and any military action or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our UC platform products.

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have been subject to limited allocations by suppliers. Component manufacturers may also announce the end of production of certain components that we require for our products necessitating the redesign and end of life purchases on our part. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins.

We have strategic relationships with third parties to develop and manufacture certain products for us. The loss of any such strategic relationship due to competitive reasons, contractual disputes, the financial instability of a strategic partner or their inability to obtain any financing necessary to adequately fund their operations, could have a negative impact on our ability to produce and sell certain products and product lines and, consequently, would adversely affect our revenues and results of operations. We are also dependent upon third parties to provide our managed services for our immersive telepresence products. Any disruption in our managed services for our customers may materially adversely affect our ability to sell our immersive telepresence products and impact our relationship with the end users.

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

In addition, we expect our contractors to meet certain standards of conduct, including standards related to the environment, health and safety, general working conditions, and compliance with laws. Significant or continuing noncompliance of such standards or applicable laws could harm our reputation or cause us to experience disruptions that could harm our business and results of operations. For example, the SEC has adopted rules imposing diligence and disclosure requirements around the use of “conflict minerals” in the products we have manufactured. These rules will result in additional time and cost to diligence our contractors and comply with the disclosure requirements and they may also affect the sourcing and availability of minerals we use in our products. Although we do not anticipate any material adverse effects based on these rules, we will need to ensure that our contractors comply with them.

We have outstanding borrowings under our credit facility, and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of December 31, 2013, we had $248.4 million in term loans outstanding under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

—

require us to dedicate a significant portion of our cash flow to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

—	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;
—	limit, along with the restrictive covenants contained in the credit agreement, our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable;
—	place us at a competitive disadvantage to our competitors that have less debt; and
—	increase our vulnerability to adverse economic, financial, industry or competitive conditions, including increases in interest rates.

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

The Credit Agreement includes a number of customary affirmative and negative covenants, including covenants that limit or restrict us and our subsidiaries’ ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. We are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. Collectively, these covenants could constrain our ability to grow our business through acquisition or engage in other transactions. In addition, the Credit Agreement includes customary events of default that include, among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross default to material indebtedness, bankruptcy and insolvency defaults, material judgment defaults, ERISA defaults and a change of control default. The occurrence of an event of default could result in the acceleration of the obligations under the Credit Agreement, which could have a material adverse effect on our liquidity and ability to conduct our business.

Changing laws and increasingly complex corporate governance and public disclosure requirements could have an adverse effect on our business and operating results.

Changing laws, regulations and standards, including those relating to corporate governance, social/environmental responsibility, anticorruption and public disclosure and newly enacted SEC regulations, have created additional compliance requirements for us. Our efforts to comply with these requirements have resulted in an increase in expenses and a diversion of management’s time from other business activities. While we believe we are compliant with laws and regulations in jurisdictions where we do business, we must continue to monitor and assess our compliance in the future, and we must also continue to expand our compliance procedures. Any failures in these procedures in the future could result in time-consuming and costly activities, potential fines and penalties, and diversion of management time, all of which could hurt our business.

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

The telecommunications industry is regulated by the Federal Communications Commission in the United States and similar government agencies in other countries and is subject to changing political, economic, and regulatory influences. Changes in telecommunications requirements, or regulatory requirements in other industries in which we operate now or in the future, in the United States or other countries could materially adversely affect our business, operating results, and financial condition, including our  managed services offering. Further, changes in the regulation of our activities, such as increased or decreased regulation affecting prices, could also have a material adverse effect upon our business and results of operations.

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

We face litigation claims that might be costly to resolve and, if resolved adversely, may harm our operating results or financial condition.

We are a party to lawsuits in the normal course of our business. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition, and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse effect on our business and results of operations. In addition, we may become involved in regulatory investigations or other governmental or private legal proceedings, which could be distracting, expensive and time consuming for us, and if public, may also cause our stock price to be negatively impacted. We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products, either directly against us or against our customers, will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements or pay amounts to third parties pursuant to contractual indemnity provisions. Royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. In addition, we expect that we may face legal proceedings for matters unrelated to intellectual property.  For example, as described in the section entitled “Legal Proceedings,” a purported shareholder class action suit and shareholder derivative lawsuits were filed against the Company and certain of its current and former officers and directors. Such shareholder activities or lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters.

If we fail to manage our exposure to the volatility and economic uncertainty in the global financial marketplace successfully, our operating results could be adversely impacted.

We are exposed to financial risk associated with the global financial markets, which includes volatility in interest rates, uncertainty in the credit markets and instability in the foreign currency exchange market.  Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our term loan debt facility.  The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole.  The interest rate on our term loan debt facility is based upon LIBOR and to the extent that LIBOR interest rates increase, our annual interest expense on this term loan debt will increase. With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur further temporary impairment charges requiring us to record additional unrealized loss in accumulated other comprehensive income.  For more information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

Delays or loss of government contracts or failure to obtain required government certifications could have a material adverse effect on our business.

We sell our products indirectly and provide services to governmental entities in accordance with certain regulated contractual arrangements. While reporting and compliance with government contracts is both our responsibility and the responsibility of our partner, a lack of reporting or compliance by us or our partners could have an impact on the sales of our products to government agencies. Further, the United States Federal government has certain certification and product requirements for products sold to them. If we are unable to meet applicable certification or other requirements within the timeframes specified by the United States Federal government, or if our competitors have certifications for competitive products for which we are not yet certified, our revenues and results of operations would be adversely impacted.

Changes in our tax rates could adversely affect our future results.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, which occurred for 2012 but was reinstated on January 2, 2013 as part of the "American Taxpayer Relief Act of 2012."  The new law provides for an extension of the federal research credit retroactive for 2012 and extended through 2013. Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities, and currently are under examination in a few foreign jurisdictions. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We may underestimate the outcome of such examinations which, if significant, would have a material adverse effect on our results of operations and financial condition.

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

In the case of our managed services business, any circuit failure or downtime could affect a significant portion of our customers. Since our ability to attract and retain customers depends on our ability to provide customers with highly reliable service, even minor interruptions could harm our reputation, require that we incur additional expense to acquire alternative telecommunications capacity, or cause us to miss contractual obligations, which could have a material adverse effect on our operating results and our business.

Our cash flow could fluctuate due to the potential difficulty of collecting our receivables and managing our inventories.

Over the past few years, we have made significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances increase and our days sales outstanding decrease. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. Either a delay in collections or bankruptcy would harm our cash flow and accounts receivable day’s outstanding performance.

In addition, as we manage our business and focus on more cost effective shipment lead times for certain of our products and implement freight cost reduction programs, our inventory levels may increase, resulting in decreased inventory turns that could negatively impact our cash flow. We believe inventory turns will continue to fluctuate depending upon our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and the mix of ocean freight versus air freight.

Our stock price is volatile and fluctuates as a result of the conduct of our business and stock market.

The market price of our common stock has from time to time experienced significant fluctuations. The market price of our common stock may be significantly affected by a variety of factors, including:

—

statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business, including competitors, partners, suppliers or telecommunications industry leaders or relating to us specifically;

—	changes in our executive team or speculation in the press or the investment community about changes;
—	the announcement of new products, product enhancements or acquisitions by us or by our competitors;
—	technological innovations by us or our competitors;
—	quarterly variations in our results of operations;
—

failure of our future operating results to meet expectations of stock market analysts or investors, which is inherently subject to greater risk and uncertainty as expectations increase, or any financial guidance we may provide to the market;

—	general market conditions or market conditions specific to technology industries; and
—	domestic and international macroeconomic factors.

We have experienced volatility in our stock price, which sometimes results in attempts by shareholders to involve themselves in the governance and strategic direction of a company above and apart from normal interactions between shareholders and management.  In addition, class action litigation is sometimes instituted following periods of volatility. Such shareholder activities or lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, that our internal control over financial reporting was effective as of December 31, 2013, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our properties consist primarily of leased facilities for sales, research and development, logistics, administrative, and technical support personnel. Our global headquarters are located in San Jose, California in facilities that accommodate our executive and administrative operations.

We occupy facilities in various U.S. locations, including Andover, Massachusetts; Atlanta, Georgia; Austin, Texas; Burlington, Massachusetts; Chicago, Illinois; Corvallis, Oregon; East Providence, Rhode Island; El Segundo, California; Englewood, Ohio; Herndon, Virginia; Newton, Massachusetts; New York, New York; Rosemont, Illinois; Tracy, California; Westborough, Massachusetts and Westminster, Colorado.

Outside of the U.S. we occupy facilities in Argentina, Australia, Brazil, Belgium, Canada, China, France, Germany, Hong Kong, Indonesia, India, Israel, Italy, Japan, Mexico, Netherlands, New Zealand, Poland, Russia, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, United Kingdom, and Vietnam.

The following table presents the approximate square footage of our facilities as of December 31, 2013:

Location	Leased Square Footage (Approximate)[1]
Americas	682,182
EMEA	155,512
APAC	398,811
Total	1,236,505

1	Leased Square Footage excludes executive suites and leased space that was restructured.

Our facilities are leased pursuant to agreements that expire beginning in 2014 and extend out to 2023. See Note 11 of Notes to Consolidated Financial Statements. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters may increase over time. In particular, we expect to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, we record a reserve for the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Litigation and SEC Investigation

Following our July 23, 2013 announcement regarding the departure of our former CEO, the SEC initiated an investigation, a class action lawsuit was filed, and two derivative lawsuits were filed, all as described below.

SEC Investigation. In July 2013, the Company was informed that the SEC was investigating the Audit Committee’s review of Mr. Miller’s expenses and his resignation.  The investigation is ongoing, and the SEC has requested information from us. We are cooperating with the investigation.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, captioned Neal v. Polycom, et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors.  The complaint alleges that, between July 24, 2012 and July 23, 2013, the Company issued materially false and misleading statements or failed to disclose information regarding the Company’s business, operational and compliance policies, including with respect to its former Chief Executive Officer’s expense submissions and the Company’s internal controls.  The lawsuit further alleges that the Company’s financial statements were materially false and misleading.  The complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief.  On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel.  Pursuant to the schedule entered by the Court, the lead plaintiff will file an amended consolidated complaint by February 24, 2014.

Derivative Lawsuits. On August 21, 2013 and October 16, 2013, two purported shareholder derivative suits,  captioned Saraceni v. Miller, et al., Case No. 5:13-cv-03880, and Donnelly v. Miller, et al., No. 5:13-cv-04810, respectively, were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors.  On October 31, 2013, these two federal derivative actions were consolidated into In re Polycom, Inc. Derivative Litigation, Lead Case No. 3:13-cv-03880.  Plaintiffs designated the Donnelly complaint as the operative complaint for the consolidated action.  On February 7, 2014, the defendants filed motions to dismiss the complaint.

On November 22, 2013 and December 13, 2013, two purported shareholder derivative suits, captioned Ware v. Miller, et al., Case No. 1-13-cv-256608, and Clem v. Miller, et al., Case No. 1-13-cv-257664, respectively, were filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s current and former officers and directors.  On January 31, 2014, these two California state derivative actions were consolidated into In re Polycom, Inc. Derivative Shareholder Litigation, Lead Case No. 1-13-cv-256608.    Pursuant to the schedule entered by the Court, plaintiffs will file or designate an operative complaint by March 17, 2014.

The Federal and California state consolidated derivative lawsuits purport to assert claims on behalf of the Company, which is named as a nominal defendant in the actions.  The complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to the Company’s former Chief Executive Officer’s expense submissions and the Company’s internal controls.  The complaints further allege that certain defendants approved an unjustified separation agreement and caused the Company to repurchase its own stock at artificially inflated prices.  The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief.  At this time we are unable to estimate any range of reasonably possible loss relating to the actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol PLCM. The following table presents the high and low sale prices for our common stock for the periods indicated.

	High	Low
Year Ended December 31, 2012:
First Quarter	$22.34	$15.61
Second Quarter	19.30	9.79
Third Quarter	12.03	7.45
Fourth Quarter	11.17	9.04
Year Ended December 31, 2013:
First Quarter	$11.94	$9.00
Second Quarter	11.85	9.80
Third Quarter	11.72	9.36
Fourth Quarter	11.30	10.29
Year Ending December 31, 2014:
First Quarter (through February 13, 2014)	$12.98	$11.08

On February 13, 2014, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $12.87 per share. As of December 31, 2013, there were approximately 960 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in fiscal 2013.

Share Repurchases

The following table provides a month-to-month summary of the stock repurchase activity based upon settlement date during the fourth quarter ended December 31, 2013:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
10/1/13 to 10/31/13	1,292	$10.77	—	$400,000,000
11/1/13 to 11/30/13	27,492,478	$10.40	27,446,794	$114,553,000
12/1/13 to 12/31/13	7,959,307	(2)	7,955,094	$—
Total	35,453,077		35,401,888

(1)	Includes 51,189 shares repurchased in October through December 2013 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In September 2013, we announced that our Board of Directors had authorized the repurchase of $400.0 million, or approximately 20 percent of our outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent privately negotiated transactions. We funded the program with $150.0 million in cash and a new $250.0 million Term Loan. The $400.0 million share repurchase authorization superseded any other remaining outstanding share repurchase authorization as of the commencement of the Tender Offer. The Tender Offer expired on October 30, 2013. Based upon the final results of the Tender Offer, we accepted for purchase approximately 27.4 million shares of our common stock at a purchase price of $10.40 per share, for an aggregate cost of $285.4 million, excluding fees and expenses related to the Tender Offer.

In December 2013, we entered into separate accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $114.6 million of common stock as part of the concluding phase of our $400.0 million Return of Capital Program announced in September 2013. Under the terms of the ASR agreements, we paid an aggregate $114.6 million of cash and received an initial delivery of approximately 8.0 million shares on December 5, 2013 (included in the above table).The final number of shares to be repurchased will be based on the Company’s volume-weighted average stock price less an agreed upon discount during the term of the transactions.  The share repurchase authorization remaining at December 31, 2013 was zero. The transactions are expected to be completed by June 30, 2014 or earlier at the option of the counterparties, or later under certain circumstances. See Note 13 of Notes to Consolidated Financial Statements for further information.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance graph depicted below reflects a five-year comparison of the cumulative total shareholder return (change in stock price plus reinvestment dividends) on Polycom common stock with the cumulative total returns of the Nasdaq Composite Index and the Morgan Stanley High Technology Index. The performance graph covers the period from December 31, 2008 through the fiscal year ended December 31, 2013.

The graph assumes that $100 was invested on December 31, 2008, in the Company’s common stock or in each of indexes and that all dividends were reinvested. No cash dividends have been declared on Polycom common stock.

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

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues
Product revenues	$991,110	$1,042,484	$1,138,050	$937,184	$724,457
Service revenues	377,279	350,144	264,139	181,688	148,460
Total revenues	1,368,389	1,392,628	1,402,189	1,118,872	872,917
Cost of revenues
Cost of product revenues	422,429	426,369	439,995	353,273	291,341
Cost of service revenues	153,189	142,827	103,930	85,317	66,439
Total cost of revenues	575,618	569,196	543,925	438,590	357,780
Gross profit	792,771	823,432	858,264	680,282	515,137
Operating expenses
Sales and marketing	435,047	464,353	428,829	371,488	269,872
Research and development	216,032	208,510	190,322	137,965	106,451
General and administrative	96,602	98,285	81,661	73,379	52,493
Transaction-related costs	3,424	14,064	9,688	—	—
Amortization of purchased intangibles	10,389	9,830	5,542	1,400	1,474
Restructuring costs	48,470	22,024	9,396	8,139	15,935
Litigation reserves and payments	—	—	—	1,235	700
Total operating expenses	809,964	817,066	725,438	593,606	446,925
Operating income (loss)	(17,193)	6,366	132,826	86,676	68,212
Interest and other income (expense), net
Interest expense	(3,217)	(751)	(544)	(825)	(595)
Other income (expense)	(1,794)	(3,117)	(1,128)	(7,037)	(1,415)
Interest and other income (expense), net	(5,011)	(3,868)	(1,672)	(7,862)	(2,010)
Income (loss) from continuing operations before provision for income taxes	(22,204)	2,498	131,154	78,814	66,202
Provision for (benefit from) income taxes	(3,669)	39,467	6,224	12,685	14,679
Net income (loss) from continuing operations	(18,535)	(36,969)	124,930	66,129	51,523
Income (loss) from operations of discontinued operations, net of taxes	—	9,888	9,906	1,754	(1,644)
Gain from sale of discontinued operations, net of taxes	459	35,425	—	—	—
Net income (loss)	$(18,076)	$8,344	$134,836	$67,883	$49,879
Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.11)	$(0.21)	$0.71	$0.39	$0.31
Income (loss) per share from discontinued operations, net of taxes	—	0.06	0.06	0.01	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	0.20	—	—	—
Basic net income (loss) per share	$(0.11)	$0.05	$0.76	$0.40	$0.30
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.11)	$(0.21)	$0.69	$0.37	$0.30
Income (loss) per share from discontinued operations, net of taxes	—	0.06	0.05	0.01	(0.01)
Gain per share from sale of discontinued operations, net of taxes	—	0.20	—	—	—
Diluted net income (loss) per share	$(0.11)	$0.05	$0.74	$0.38	$0.29
Weighted average shares outstanding for basic net income per share	167,272	176,878	176,426	170,662	167,999
Weighted average shares outstanding for diluted net income per share	167,272	176,878	181,195	176,370	171,118

Note as a result of the net loss from continuing operations for 2013 and 2012, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share for those periods as their effect was anti-dilutive.

	December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$527,313	$674,269	$534,667	$494,142	$454,584
Working capital	514,835	714,650	631,746	550,876	462,490
Total assets	1,749,030	1,912,436	1,843,301	1,546,879	1,385,901
Debt	248,438	—	—	—	—
Other long-term obligations	143,884	128,974	113,531	86,598	88,460
Total stockholders’ equity	976,365	1,427,774	1,368,612	1,174,444	1,053,853

Note that our consolidated statements of operations data include the results of businesses acquired from their acquisition dates, with the most recent acquisition in March 2013. See Note 2 of Notes to Consolidated Financial Statements for further details.

The tax provision and net income for years ended December 31, 2012, 2011, and 2010 have been revised from previously issued financial statements to correct an error. The adjustments resulted in changes to working capital, total assets, and total stockholder’s equity at December 31, 2012, 2011 and 2010, but had no impact on income before provision for income taxes. These adjustments were not considered material to previously issued financial statements. However, because of the significance of these adjustments to the current period, we have revised the prior periods contained herein. See Note 1 of Notes to Consolidated Financial Statements for further details.

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

Overview

We are a global leader in open, standards-based unified communications and collaboration (“UC&C”) solutions for voice, video and content collaboration solutions. Our solutions are powered by the Polycom® RealPresence® Platform, comprehensive software infrastructure and rich application programming interfaces (“APIs”) that interoperate with a broad set of communication, business, mobile, and cloud applications and devices to deliver secure face-to-face video collaboration across different environments. With Polycom® RealPresence® collaboration solutions, from infrastructure to endpoints for all environments, people all over the world can collaborate face-to-face without being in the same physical location. Individuals and teams can connect, communicate, and collaborate through a high-definition visual experience from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare applications. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through visual connection, we enable people to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability, and fulfillment agility.

We believe important drivers for the adoption of collaboration solutions include:

•	UC&C solutions, including voice and video offerings, as a preferred method of communication,
•	increasing presence of video on desktop and laptop devices,
•	growth of video-capable mobile devices (including tablets and smartphones),
•	growth of Microsoft Lync in the corporate environment and the resulting impact on sales of Polycom’s Lync-compactible voice and video devices,
•	expansion of business applications with integrated web-based video and content collaboration,
•	virtualization and the move to private, public, and hybrid clouds,
•	adoption of UC&C by small and medium businesses,
•	growth of the number of teleworkers globally,
•	new pricing models and options for video delivery, including subscription-based software pricing and as-a-service offerings,
•	emergence of Bring Your Own Device (BYOD) programs in businesses of all sizes, across all regions,
•	demand for UC&C solutions for business-to-business and business-to-consumer communications and the move of consumer applications into the business space, and
•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing video collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology, multiple delivery modes and customer-centric go-to-market capabilities.

Total revenues for 2013 were $1.4 billion, a decrease of $24.2 million, or 2%, from 2012. On a year-over-year basis, our total product revenues declined while service revenues increased in all of our segments. The overall decrease in product revenues was primarily a result of lower sales of our UC group systems and UC platform products, partially offset by an increase in product revenues from UC personal devices products. The increase in service revenues was driven primarily by increased maintenance revenues on a larger installed base and increased maintenance service renewals year-over-year.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 50%, 25%, and 25%, respectively, of our revenues in 2013. Our EMEA and APAC segment revenues decreased by 2% and 6%, respectively, while our Americas segment revenues increased by 1% in 2013 as compared to 2012. On a year-over-year basis, product revenues declined and service revenues increased across all our segments. See Note 17 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margins, and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the year ended December 31, 2013.

We believe the decline in revenues in 2013 was due to several factors, including a company and industry transition from point products to solution selling which resulted in some customers requiring additional time to consider a more comprehensive UC&C strategy versus point product or end point only deployments; slower public sector spending in North America; lower revenues in our EMEA segment impacted by economic conditions in Europe; and continuing slowdown of government spending and softer demand in other key geographies such as China and India. Further, our product revenues have decreased year-over-year since the first quarter of 2012, driven by lower UC group systems products, primarily group video products, and lower UC platform products, primarily in our Americas segment. We expect this trend to continue at least in the near term.

Operating margins decreased by 1 percentage point in 2013 as compared to 2012. The decrease in operating margin is primarily driven by a decrease in gross margin as a percentage of revenue, while operating expenses as a percentage of revenue remained relatively flat year-over-year.  Gross margin decreased by 1 percentage point year-over-year, primarily as a result of lower revenues and changes in product mix toward lower margin UC personal devices products in 2013 as compared to 2012. Operating expenses decreased slightly in absolute dollars year-over-year, primarily due to decreased headcount-related costs and lower transaction-related costs being largely offset by higher restructuring charges.

During 2013, we generated approximately $168.4 million in cash flow from operating activities which, after the impact of cash received from a term loan, cash payments for share repurchases, and other financing and investing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $84.4 million net decrease in our total cash and cash equivalents.

Results of Operations for the Three Years Ended December 31, 2013

The following table sets forth, as a percentage of total revenues (unless indicated otherwise), consolidated statements of operations data for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Revenues
Product revenues	72%	75%	81%
Service revenues	28%	25%	19%
Total revenues	100%	100%	100%
Cost of revenues
Cost of product revenues as % of product revenues	43%	41%	39%
Cost of service revenues as % of service revenues	41%	41%	39%
Total cost of revenues	42%	41%	39%
Gross profit	58%	59%	61%
Operating expenses
Sales and marketing	32%	33%	30%
Research and development	16%	15%	14%
General and administrative	7%	7%	6%
Transaction-related costs	—%	1%	1%
Amortization of purchased intangibles	1%	1%	—%
Restructuring costs	3%	2%	1%
Total operating expenses	59%	59%	52%
Operating income (loss)	(1)%	—%	9%
Interest and other income (expense), net
Interest expense	—%	—%	—%
Other income (expense)	—%	—%	—%
Interest and other income (expense), net	—%	—%	—%
Income (loss) from continuing operations before provision for income taxes	(1)%	—%	9%
Provision for (benefit from) income taxes	—%	3%	—%
Net income (loss) from continuing operations	(1)%	(3)%	9%
Income from operations of discontinued operations, net of taxes	—%	1%	1%
Gain from sale of discontinued operations, net of taxes	—%	3%	—%
Net income (loss)	(1)%	1%	10%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our net revenues, which include product and service revenues, for each segment are summarized in the following table:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2013	2012	2011	2013	2012
Americas	$694,522	$689,099	$693,288	1%	(1)%
% of revenues	50%	49%	49%
EMEA	338,035	345,723	347,703	(2)%	(1)%
% of revenues	25%	25%	25%
APAC	335,832	357,806	361,198	(6)%	(1)%
% of revenues	25%	26%	26%
Total revenues	$1,368,389	$1,392,628	$1,402,189	(2)%	(1)%

Total revenues for 2013 were $1.4 billion, a decrease of $24.2 million, or 2%, from 2012. The overall decrease in revenues in 2013 from 2012 was due to decreases in product revenues of $51.4 million, or 5%, partially offset by increases in service revenues of $27.1 million, or 8%, in 2013 as compared to 2012. Product revenues decreased in 2013 primarily as a result of decreases in revenues from UC group systems and, to a lesser extent, decreases in UC platform revenues, partially offset by increased product revenues from UC personal devices. The increase in service revenues were primarily due to increased maintenance revenues on larger installed base and increased maintenance service renewals year-over-year.

From a segment perspective, our EMEA and APAC segment revenues decreased by $7.7 million, or 2%, and $22.0 million, or 6%, respectively, and our Americas segment revenues increased by $5.4 million, or 1%, in 2013 as compared with 2012. The overall decrease in revenues in 2013 was driven primarily by decreased revenues across many of our key geographic markets, including India, China, Germany, the Nordic countries, and Russia, partially offset by increases in the United States, Japan, the United Kingdom, and Australia. Product revenues decreased and service revenues increased across all segments in 2013 as compared to 2012.

Total revenues for 2012 were $1.4 billion, a decrease of $9.6 million, or 1%, from 2011. The overall decrease in revenues in 2012 from 2011 was due to decreases in product revenues of $95.6 million, or 8%, largely offset by increases in service revenues of $86.0 million, or 33%, in 2012 as compared with 2011. Product revenues decreased in 2012 primarily as a result of decreases in revenues from UC group systems, and, to a lesser extent, decreases in UC platform revenues, partially offset by increased product revenues from UC personal devices. The increases in service revenues were primarily due to increased maintenance revenues on a larger installed base and increased managed service revenues as a result of the HPVC business acquisition that we completed in the third quarter of 2011. Total revenues decreased across all segments in 2012 as compared to 2011. Our Americas, EMEA, and APAC segment revenues decreased by $4.2 million, $2.0 million, and $3.4 million, respectively, in 2012 as compared to 2011, a sequential decline of 1% year-over-year in each segment. The overall decrease was driven by decreased revenues across many of our key geographic markets, including the United States, Australia, Brazil, the Nordic countries, the Middle East/Africa and Turkey, India, Japan, and China. Overall, product revenues decreased and service revenues increased across all segments in 2012 as compared to 2011.

Cisco has informed us that it will end of life, and will therefore no longer resell, the IP conference phones they purchase from us. In 2013, we generated approximately $42.6 million in revenues from this relationship. We expect the remaining revenues from Cisco to be less than $5.0 million in 2014. We have been planning for the transition and are working to evolve the features and functionality of our VoIP conference phone portfolio to be interoperable in a Cisco environment.

In 2013, 2012, and 2011, one channel partner, ScanSource Communications, accounted for 16%, 14%, and 14%, respectively, of our total revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2013	2012	2011	2013	2012
UC group systems	$904,923	$956,153	$971,753	(5)%	(2)%
UC personal devices	219,103	180,939	175,673	21%	3%
UC platform	244,363	255,536	254,763	(4)%	—%
Total revenues	$1,368,389	$1,392,628	$1,402,189	(2)%	(1)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The decrease in UC group systems revenue of $51.2 million, or 5%, in 2013 from 2012 was primarily driven by decreased sales of our group video systems and immersive telepresence products and related services in all our geographic segments and, to a lesser extent, by decreased sales of our group voice systems products and related services in our EMEA and APAC segments, partially offset by increased sales of our group voice systems products and related services in our Americas segment. The decrease in UC group systems revenue of $15.6 million, or 2%, in 2012 from 2011 was primarily driven by decreased sales of our group video systems products and related services in all our geographic segments and, to a lesser extent, by decreased sales of our group voice systems products and related services in our Americas and EMEA segments. Those decreases were partially offset by increased sales of our immersive telepresence products and related services across all segments and, to a lesser extent, by increased sales of group voice systems products and related services in our APAC segment.

UC personal devices include desktop video devices and desktop voice products and the related service elements. The increase in UC personal devices revenue of $38.2 million, or 21%, in 2013 from 2012 was primarily due to increased sales of our desktop voice products and related services in all our segments, partially offset by decreased sales of our desktop video products and related services in all our segments. Overall, the increase in UC personal devices revenues was due in part to increased demand for our Microsoft® Lync® interoperable solutions and the continued adoption of VoIP technologies. The increase in UC personal devices revenue of $5.3 million, or 3%, in 2012 from 2011 was primarily due to increased sales of our desktop voice products and related services in our Americas and EMEA segments, partially offset by decreased revenues from desktop video products and related services in all geographic segments and, to a lesser extent, decreased revenues from desktop voice products and related services in our APAC segment.

UC platform includes our RealPresence platform hardware and software products and the related service elements. The decrease in UC platform revenue of $11.2 million, or 4%, in 2013 from 2012 was primarily driven by decreased sales of our UC platform products and related services in our Americas and APAC segments, partially offset by increased revenues in our EMEA segment. UC platform revenues remained relatively flat in 2012 as compared to 2011, primarily due to increases in revenues from our Americas and APAC segments being largely offset by decreased revenues from our EMEA segment.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2013	2012	2011	2013		2012
Product cost of revenues	$422,429	$426,369	$439,995	(1)%		(3)%
% of product revenues	43%	41%	39%	2	pts	2	pts
Product gross margins	57%	59%	61%	(2	) pts	(2	) pts
Service cost of revenues	$153,189	$142,827	$103,930	7%		37%
% of service revenues	41%	41%	39%	—		2	pts
Service gross margins	59%	59%	61%	—		(2	) pts
Total cost of revenues	$575,618	$569,196	$543,925	1%		5%
% of total revenues	42%	41%	39%	1	pt	2	pts
Total gross margin	58%	59%	61%	(1	) pt	(2	) pts

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight, royalty payments, amortization of certain intangible assets, stock-based compensation costs, and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $2.9 million, $3.6 million, and $2.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Overall, product gross margins decreased by 2 percentage points in 2013 as compared to 2012, primarily due to lower than expected product sales and changes in product mix. Our UC Platform and UC Group Systems products typically have a higher gross margin than our UC Personal products, and overall product gross margins will fluctuate depending upon the product mix in any given period or geography. Product gross margin decreased across all of our segments in 2013 as compared to 2012, with the Americas having the largest decline due to the greater mix of UC Personal products compared to our EMEA and APAC segments. Product gross margins also decreased in 2013 as compared to 2012 as a result of increased amortization of purchased intangibles, which were partially offset by decreases in warranty expense and royalties. We also incurred higher costs in 2013 than in 2012 associated with increased excess and obsolete inventories as a result of product transitions.

Overall, product gross margins decreased by 2 percentage points in 2012 as compared to 2011, primarily due to lower than expected product sales and increased amortization of purchased intangibles and royalties, partially offset by lower warranty expense. From a segment perspective, product gross margins decreased in our Americas and APAC segments and increased in our EMEA segment in 2012 as compared to 2011.

Our inventory turns were 5.8 turns at December 31, 2013 as compared to 5.7 turns at December 31, 2012. Inventory turns decreased from 6.4 turns at December 31, 2011 to 5.7 turns at December 31, 2012, primarily as a result of higher inventory levels in 2012 as compared to 2011 due to an increase in UC group product inventories related to our new product introductions. Inventory turns in the future may fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. The majority of our service revenues are related to maintenance agreements on new product sales, the renewal of existing maintenance agreements, and managed services offerings. Cost of service revenues and service gross margins included charges for stock-based compensation of $5.9 million, $6.6 million, and $3.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Overall, service gross margins remained relatively flat in 2013 as compared to 2012, primarily due to increased service revenues being substantially offset by increased cost of services. Service revenues increased by 8% in 2013 from 2012, primarily due to increased maintenance service revenues on a larger installed base and increased maintenance service renewals. The increase in direct spending costs was a result of increased headcount-related costs, as well as IT and facilities allocations, partially offset by decreased managed network costs. Our service organization headcount increased by 6% from December 31, 2012 to December 31, 2013. Service gross margins as a percentage of service revenue decreased in our Americas segment and increased in our EMEA and APAC segments in 2013 as compared to 2012.

Overall, service gross margins decreased by 2 percentage points in 2012 from 2011, primarily due to the lower margin managed services business we acquired as part of the HPVC acquisition in 2011. Direct spending costs increased primarily as a result of increased headcount-related costs, including stock-based compensation costs, as well as IT and facilities allocations as a result of a 21% increase in services organization headcount from December 31, 2011 to December 31, 2012. Service gross margins as a percentage of service revenue decreased in our EMEA and APAC segments, but were up in the Americas segment in 2012 as compared to 2011.

Total Cost of Revenues and Total Gross Margins

Overall, total gross margins as a percentage of revenue decreased by 1 percentage point in 2013 as compared to 2012, primarily due to decreases in product gross margins, as discussed under Cost of Product Revenues and Product Gross Margins. Total gross margins as a percentage of revenue decreased by 2 percentage points in 2012 as compared to 2011, due to decreases in both product and service gross margins, as discussed under Cost of Product Revenues and Product Gross Margins and Cost of Services Revenues and Service Gross Margins.

We expect gross margins to remain relatively flat in the near term as compared to 2013. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenue can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; the extent to which new services sales accompany our product sales, as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; the potential of royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings; increasing costs for freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; warranty and recall costs and the timing of sales. In addition, we may experience higher prices on commodity components that are included in our products. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower-than-anticipated revenues.

Sales and Marketing Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2013	2012	2011	2013		2012
Expenses	$435,047	$464,353	$428,829	(6)%		8%
% of Total Revenues	32%	33%	30%	(1	) pt	3	pts
Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $26.6 million, $36.8 million, and $27.0 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Sales and marketing expenses as a percentage of revenue decreased by 1 percentage point and decreased in absolute dollars by $29.3 million, or 6%, in 2013 as compared to 2012, primarily due to decreased headcount-related costs, including compensation and commission expenses, headcount-based allocations and stock-based compensation, and decreased marketing programs spending, partially offset by increased outside services costs. Sales and marketing headcount decreased by 7% from December 31, 2012 to December 31, 2013 in order to better align costs with revenues.

Sales and marketing expenses as a percentage of revenue increased by 3 percentage points and increased in absolute dollars by $35.5 million, or 8%, in 2012 as compared to 2011, primarily due to increased headcount-related costs, including compensation and commission expenses, stock-based compensation, and headcount-based allocations. Other factors contributing to the increase include consulting and outside services related to our rebranding and product launches, as well as increased telemarketing expenses. These increases were partially offset by a decrease in training expenses.

We expect our sales and marketing expenses to decrease in absolute dollars in the near term. Expenses will fluctuate depending on revenue levels achieved, as certain expenses, such as commissions, are determined based on revenues achieved. Forecasting sales and marketing expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates. In order to control expenses in any given quarter, we have taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

Research and Development Expenses

	Year Ended December 31,			Increase From Prior Year
$ in thousands	2013	2012	2011	2013		2012
Expenses	$216,032	$208,510	$190,322	4%		10%
% of Total Revenues	16%	15%	14%	1	pt	1	pt

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $15.6 million, $20.2 million, and $14.9 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Research and development expenses as a percentage of revenue increased by 1 percentage point and increased in absolute dollars by $7.5 million, or 4% in 2013 as compared to 2012, primarily due to increased headcount-related costs, including compensation expenses and headcount-based allocations, partially offset by decreased outside services costs and stock-based compensation, and decreased material expenses due to less hardware development activities in 2013. Research and development headcount increased by 11% from December 31, 2012 to December 31, 2013. Additionally, in 2013, we capitalized approximately $2.4 million of development costs for internally developed software products to be marketed or sold to customers, including direct labor and related overhead costs, as well as stock-based compensation costs. There were no such costs capitalized prior to 2013 as the software development costs qualifying for capitalization were not significant. We expect that the amount of capitalized software development costs will fluctuate depending upon the nature and timing of software development activities in any given period. See Notes 1 and 5 of Notes to Consolidated Financial Statements for further information on software development costs.

Research and development expenses as a percentage of revenue increased by 1 percentage point and increased in absolute dollars by $18.2 million, or 10%, in 2012 as compared to 2011. The increase in absolute dollars was primarily due to increased compensation expenses, outside services, and development expenses in support of our key strategic initiatives. Research and development headcount increased by 3% from December 31, 2011 to December 31, 2012. Depreciation and overhead allocations also increased in 2012 from 2011 as a result of increased headcount and capital investments in support of our development projects.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We are also investing in research and development as a result of business opportunities with strategic partners, and mobile and service provider customers. We expect that research and development expenses in absolute dollars will remain relatively flat in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenue is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. In order to control expenses in any given quarter, we have from time to time taken actions to reduce costs such as imposing travel restrictions, postponing salary increases, requesting employees to use paid time off or implementing other cost control measures. Such actions may not be able to be implemented in a timely manner or may not be successful in completely offsetting the impact of lower than anticipated revenues.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2013	2012	2011	2013	2012
Expenses	$96,602	$98,285	$81,661	(2)%	20%
% of Total Revenues	7%	7%	6%	—	1	pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, and litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $13.5 million, $21.6 million, and $15.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

General and administrative expenses as a percentage of revenue remained relatively flat and decreased in absolute dollars by $1.7 million, or 2%, in 2013 as compared to 2012. The decrease in absolute dollars is primarily due to decreased stock-based compensation charges and lower bad debt expense, partially offset by increases in other headcount-related costs, including compensation costs and headcount-based allocations, and increased outside services, including increased legal and insurance costs.

General and administrative expenses as a percentage of revenue increased by 1 percentage point and increased in absolute dollars by $16.6 million, or 20%, in 2012 as compared to 2011. The increase in absolute dollars was primarily due to increased compensation costs, including stock-based compensation, increased legal costs and bad debt expense, as well headcount-based allocations as a result of increased headcount and our headquarters building. General and administrative headcount increased by 14% from December 31, 2011 to December 31, 2012.

Significant future charges due to costs associated with litigation or uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. The increase in international revenues has resulted in longer credit terms and increased credit risk, which could result in an increased level of bad debt expense in the future. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us and current and former officers and directors, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors.

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

Transaction-related Costs

We expense all acquisition and other transaction related costs as incurred. These costs generally include fees for outside legal and accounting services and other integration services. In addition, we incurred costs related to planning and executing the divestiture of our enterprise wireless solutions business (the “EWS”) that was announced in May 2012 and closed in December 2012. We expect to continue to spend resources to identify and acquire businesses in the future.

During 2013, we recorded $3.4 million of transaction-related costs. During 2012, we recorded $14.1 million of transaction-related costs, primarily associated with planning and executing the divestiture of our EWS business, including legal costs associated with enforcing the terms of the agreements. See Note 3 of Notes to Consolidated Financial Statements for further information. The decrease in transaction-related costs in 2013 from 2012 was primarily due to legal and administrative expenses incurred in planning and executing the divestiture of our EWS business in 2012. During 2011, we recorded $9.7 million of transaction-related costs. These costs were primarily related to our acquisition of Accordent, HPVC, and ViVu, all of which closed in 2011. See Note 2 of Notes to Consolidated Financial Statements for further information.

Amortization of Purchased Intangibles

In 2013, 2012, and 2011, we recorded $10.4 million, $9.8 million, and $5.5 million, respectively, in operating expenses for amortization of purchased intangibles acquired in our acquisitions. In addition to the amounts recorded as operating expenses in 2013, 2012 and 2011, we recorded amortization expenses totaling $9.4 million, $7.6 million, and $5.7 million, respectively, related to certain technology intangibles in cost of product revenues. The sequential increases year-over-year from 2011 to 2013 were primarily due to the amortization of purchased intangibles acquired from Sentri in the first quarter of 2013, from Accordent in the first quarter of 2011, from HPVC in the third quarter of 2011, and from ViVu in the fourth quarter of 2011. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to six years. In 2013, as a result of a change in estimate, we shortened the useful lives of certain intangible assets acquired, resulting in higher amortization expenses in 2013.

We evaluate our purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, we perform an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. No impairment charges were recognized for any of the periods presented.

Restructuring Costs

In 2013, 2012, and 2011, we recorded $48.5 million, $22.0 million, and $9.4 million, respectively, related to restructuring actions which resulted from the consolidation of certain facilities and the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected future revenue streams.

In 2013, we completed the consolidation and elimination of certain facilities globally and the elimination of four percent of our global workforce. These actions were approved by management in August 2013. As a result, we recorded approximately $35.4 million (net of $2.8 million of deferred rent) in restructuring charges related to idle facilities upon vacating these facilities and $10.2 million of charges for severance and other one-time employee benefits for the individuals impacted. In addition, we recorded $2.9 million of other charges associated with changes to our product roadmap as we focus on products and solutions with greater revenue and margin potential.

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

We currently expect to record additional restructuring charges of between $32.0 million and $36.0 million through the third quarter of 2014, primarily related to actions to reduce or eliminate certain facilities and the elimination of approximately six percent of our global workforce in order to better align expenses to our revenue and gross margin profile and position the company for improved operating performance. In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our business could be harmed.

Interest and Other Income (Expense), Net

	Years Ended December 31
$ in thousands	2013	2012	2011
Interest expense	$(3,217)	$(751)	$(544)
Other income (expense)	(1,794)	(3,117)	(1,128)
Interest and other income (expense), net	(5,011)	(3,868)	(1,672)

Interest expense consists primarily of imputed interest related to certain long term obligations and interest on our borrowings under the Credit Agreement entered into in September 2013. Other income (expense) consists primarily of interest earned on our cash, cash equivalents, and investments less bank charges resulting from the use of our bank accounts, realized gains and losses on investments and fixed asset disposals, non-income based taxes and fees, and foreign exchange related gains and losses.

Interest expense was $3.2 million, $0.8 million, and $0.5 million in 2013, 2012, and 2011, respectively. The increase in interest expense year-over-year was primarily due to higher imputed interest expense associated with certain long term obligations and interest expense on borrowings under the Credit Agreement. We expect interest expense to increase in 2014 as a result of a full year of interest expense on our borrowings under the Credit Agreement.

Other income (expense) was a net expense of $1.8 million, $3.1 million, and $1.1 million in 2013, 2012, and 2011, respectively. The decrease in net other expense in 2013 from 2012 was primarily due to an increase in net interest income and a decrease in non-income based taxes and fees, partially offset by increased losses on fixed asset disposals. Foreign exchange related gains and losses were essentially flat year-over-year. The increase in net other expense in 2012 from 2011 was primarily due to higher non-income related taxes and fees, as well as foreign exchange related gains and losses, partially offset by an increase in interest income. Other income (expense) will fluctuate due to changes in interest rates and returns on our cash and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program and timing of non-income related taxes and license fees and fixed asset disposals. The cash balance could also decrease depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors, which would also impact our interest income.

Provision for Income Taxes from Continuing Operations

	Year Ended December 31,
	2013	2012	2011
Income tax expense (benefit) from continuing operations	$(3,669)	$39,467	$6,224
Effective tax rate	16.5%	1,579.9%	4.7%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Our effective tax rates differ from the statutory rate, primarily due to the tax impact of state taxes, foreign operations in lower tax jurisdictions, R&D tax credits, domestic manufacturing deductions, non-deductible stock based compensation, changes in reserves for uncertain tax positions, and intercompany sales of intellectual property. In addition, our 2012 effective tax rate includes the impact of $38.8 million in federal and state taxes recorded on $103.3 million related to the tax consequences of a global restructuring project designed to accommodate the trend toward more software and virtual based solutions versus our traditional hardware distribution model. Our effective tax rate was 16.5%, 1,579.9%, and 4.7% in 2013, 2012, and 2011, respectively.

As of December 31, 2013, we had approximately $1.3 million in tax effected net operating loss carryforwards, $1.2 million in tax effected capital loss carryforwards and $16.5 million in tax effected credit carryforwards. All of the net operating loss carryforwards and $0.1 million in credits relate to acquisitions and, as a result, are limited in the amount that can be recognized in any one year. The capital and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2015. Included in the net deferred tax asset balance is a $3.4 million valuation allowance, $2.9 million of which relates to research credits in a jurisdiction with a history of credits in excess of taxable profits, and $0.5 million of which relates to foreign tax credit carryforwards. See Note 15 of Notes to Consolidated Financial Statements for further information.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2013, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $304.4 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

In 2013, we recorded reserve reductions of $2.4 million, all of which were due to the expiration of statutes of limitation in both the U.S. and foreign jurisdictions. In 2012, we recorded reserve reductions of $10.0 million, $0.8 million of which was paid in settlement of a multi-year state tax audit, and $5.7 million of which was due to a reduction in unrecognized tax benefits for research credits from acquired companies. The expiration of statutes of limitation in both the U.S. and foreign jurisdictions also resulted in reserve releases of $3.5 million.

In 2011, we recorded reserve releases of $8.1 million, $6.9 million of which was due to the resolution of multi-year tax audits. The expiration of statutes of limitation in both the U.S. and foreign jurisdictions resulted in reserve releases of $0.8 million and $0.4 million in reduction in reserves was due to changes in foreign exchange rates.

As of December 31, 2013, we have $22.0 million of unrecognized tax benefits compared to $23.0 million at December 31, 2012. By the end of 2014, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations. We anticipate that the reduction would approximate $0.9 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of both December 31, 2013 and 2012, we had approximately $1.5 million of accrued interest and penalties related to uncertain tax positions.

Our future effective income tax rate depends on various factors, such as changes in tax legislation, accounting principles, or interpretations thereof, the geographic composition of our pre-tax income, non-tax deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, final resolution of the tax impact from the exercise of incentive stock options and the issuance of shares under the employee stock purchase plan, and the effectiveness of our tax planning strategies. For example, on January 2, 2013, the “American Taxpayer Relief Act of 2012” was signed into law. It provided for an extension of the federal research credit retroactive for 2012 and extended through 2013. The impact of the 2012 federal research credit of $2.3 million was recorded in the first quarter of 2013. We believe that our future effective tax rate may be more volatile as a result of these factors.

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

Discontinued Operations

On December 4, 2012, we completed the disposition of the net assets of our EWS business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. We received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in our Consolidated Financial Statements for the year ended December 31, 2012. In 2013, we recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of a net working capital adjustment in accordance with the purchase agreement. Additional cash consideration of up to $57.0 million is payable over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. We have reported the results of operations of EWS as discontinued operations in the Consolidated Statements of Operations for all periods presented. See Note 3 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations.

The decision to divest the EWS business reflects our focus on initiatives that extend our leadership in our core unified communications business. The products and services that comprise our core unified communications business have historically experienced stronger sales growth and higher gross margins than our EWS products and services. Our EWS product portfolio, which was previously included in our UC personal devices product category, includes Wi-Fi and DECT handsets and related infrastructure and accessories, which were primarily sold in our Americas and EMEA segments.

Summarized results from discontinued operations were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenues	$—	$71,133	$93,609
Income from discontinued operations	—	15,973	16,066
Income tax provision	—	6,085	6,160
Net income from discontinued operations	$—	$9,888	$9,906

Revenues from discontinued operations for 2012 were $71.1 million, a decrease of $22.5 million, or 24%, from 2011. The decrease was primarily due to the 2012 revenues including only a period of 11 months through the closure of the EWS sale transaction as compared to the 12-month period for 2011. Wireless revenues were down in 2012 as compared to 2011 in the Americas and EMEA segments. Wireless revenues in our APAC segment were not significant. Net income from discontinued operations was essentially flat in 2012 as compared to 2011as we continued to reduce spending in our wireless business as a result of a smaller revenue base in our wireless products.

Segment Information

Our business is organized around four major geographic theatres: North America, Caribbean and Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”). For reporting purposes, we aggregate North America and CALA into one segment named Americas and report EMEA and APAC as separate segments. The segments are determined in accordance with how management views and evaluates its business and allocates its resources, and based on the criteria as outlined in the authoritative guidance.

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 17 of Notes to Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed. The discussions below include the results of each of our segments for the years ended December 31, 2013, 2012, and 2011. Segment contribution margin includes all segment revenues less the related cost of sales and direct marketing and sales expenses. Management allocates some infrastructure costs, such as facilities and IT costs, in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing, stock-based compensation costs, research and development costs, general and administrative costs, such as legal and accounting costs, acquisition-related integration costs, amortization of purchased intangible assets, restructuring costs, and interest and other income (expense), net. Effective January 1, 2013, the Company began to allocate certain service costs previously reported within the Americas segment into both the EMEA and APAC segments in order to more appropriately align costs among the segments with the associated revenues. As such, all prior periods reported were also reclassified to conform to the current year presentation.

The following is a summary of the financial information for each of our segments for the fiscal years ended December 31, 2013, 2012, and 2011 (in thousands):

	Americas	EMEA	APAC	Total
2013:
Revenue	$694,522	$338,035	$335,832	$1,368,389
% of total revenue	50%	25%	25%	100%
Contribution margin	270,786	142,686	136,462	549,934
% of segment revenue	39%	42%	41%	40%
2012:
Revenue	$689,099	$345,723	$357,806	$1,392,628
% of total revenue	49%	25%	26%	100%
Contribution margin	281,229	138,886	147,699	567,814
% of segment revenue	41%	40%	41%	41%
2011:
Revenue	$693,288	$347,703	$361,198	$1,402,189
% of total revenue	49%	25%	26%	100%
Contribution margin	280,259	141,421	175,242	596,922
% of segment revenue	40%	41%	49%	43%

Americas

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2013	2012	2011	2013		2012
Revenues	$694,522	$689,099	$693,288	1%		(1)%
Contribution margin	$270,786	$281,229	$280,259	(4)%		—
Contribution margin as % of Americas revenues	39%	41%	40%	(2	) pts	1	pt

Our Americas segment revenues increased by 1% in 2013 as compared to 2012, primarily due to increased revenues in the United States and Brazil, partially offset by decreased revenues in Mexico and Canada. The increase in revenues was driven by increases in our UC personal devices, largely offset by decreases in our UC group systems and UC platform revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Lync voice deployments and continued adoption of VoIP, partially offset by decreased desktop video revenues. Decreases in UC group systems revenues were primarily driven by decreased group video revenues and immersive telepresence revenues, partially offset by increased group voice revenues. Decreases in UC platform revenues in the Americas were primarily as a result of lower sales of our RealPresence products and services, which were negatively impacted by lower public sector spending in North America.

Our Americas segment revenues decreased by 1% in 2012 as compared to 2011, primarily due to decreased revenues in the United States and Brazil, partially offset by increased revenues in Canada and Mexico. The decrease was driven by decreases in revenues from our UC group systems, partially offset by increases in UC personal devices and UC platform revenues. Decreases in UC group systems revenues were primarily driven by decreased group voice and group video revenues, which were partially offset by increased immersive telepresence revenues as a result of the 2011 HPVC acquisition. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales resulting from continued adoption of VoIP, partially offset by decreased desktop video revenues. UC platform revenue growth in 2012 was as a result of increased sales of our RealPresence products and services.

In 2013, 2012, and 2011, one channel partner in our Americas segment accounted for 32%, 27%, and 27%, respectively, of our Americas net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment net revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of America’s segment revenue decreased by 2 percentage points in 2013 as compared to 2012, primarily due to lower gross margins being partially offset by a decrease in direct sales and marketing expenses as a percentage of revenue. The decrease in gross margins was primarily due to lower product gross margins driven by a product mix shift toward lower margin UC personal devices, as well as lower service gross margins primarily as a result of the Sentri acquisition. Direct sales and marketing expenses decreased both in absolute dollars and as a percentage of revenue, primarily due to decreased compensation costs, including commission expenses, and lower headcount-based allocations, as well as decreased marketing programs spending.

Contribution margin as a percentage of America’s segment revenues increased by 1 percentage point in 2012 as compared to 2011, primarily due to slightly higher gross margins partially offset by slightly increased direct sales and marketing expenses as a percentage of revenue. The increase in gross margins was primarily due to the increased service gross margins. The increase in direct sales and marketing expenses was primarily due to increased compensation costs in 2012 as compared to 2011.

EMEA

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2013	2012	2011	2013		2012
Revenues	$338,035	$345,723	$347,703	(2)%		(1)%
Contribution margin	142,685	138,886	$141,421	3%		(2)%
Contribution margin as % of EMEA revenues	42%	40%	41%	2	pts	(1	) pt

Our EMEA segment revenues decreased by 2% in 2013 as compared to 2012, primarily due to lower sales of UC group systems products and related services, partially offset by increased sales of UC personal devices and UC platform products and related services. The decrease in UC group systems revenues in EMEA was primarily due to decreased group video and immersive telepresence revenues and, to a lesser extent, decreased group voice revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Lync voice deployments, partially offset by decreases in desktop video sales. Decreases in UC platform revenues were as a result of lower sales of our RealPresence products and services. Revenues were down in Germany, the Nordic countries, and Russia, partially offset by increases in the United Kingdom and Turkey. The overall decline in EMEA segment revenues was primarily driven by the challenging macro-economic environment in the region.

Our EMEA segment revenues decreased by 1% in 2012 as compared to 2011, primarily due to lower sales of UC platform products and related services and UC personal devices products and related services, partially offset by increased sales of UC group systems products and related services. UC platform revenues decreased as a result of lower sales of our RealPresence products and services. UC personal devices revenues decreased primarily due to decreases in desktop video revenues, partially offset by an increase in desktop voice revenues. UC group systems revenues increased primarily due to increased immersive telepresence revenues as a result of the HPVC acquisition in 2011, partially offset by lower group video and group voice revenues. Revenues were down in the Nordic countries, the Middle East and Turkey, Eastern Europe, and Spain, partially offset by increases in Benelux and Germany.

In 2013, 2012 and 2011, one channel partner in our EMEA segment accounted for 12%, 11%, and 11% of our EMEA net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment net revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margins as a percentage of EMEA segment revenue increased by 2 percentage points in 2013 as compared to 2012, primarily due to increases in gross margins and decreases in direct sales and marketing expenses as a percentage of segment revenue in 2013 as compared to 2012. The increase in gross margins was driven primarily by higher service gross margins as a result of increased productivity, partially offset by lower product gross margins due to a product mix shift. Direct sales and marketing expenses decreased as a percentage of segment revenue, as well as in absolute dollars, primarily due to decreased compensation costs, including commission expenses, and lower facilities and IT allocations.

Contribution margin as a percentage of EMEA segment revenue decreased by 1 percentage point in 2012 as compared to 2011, primarily due to slightly decreased gross margins while the direct sales and marketing expenses as a percentage of segment revenue were relatively flat in 2012 as compared to 2011. The decrease in gross margins was primarily driven by lower service gross margins.

APAC

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2013	2012	2011	2013	2012
Revenues	$335,832	$357,806	$361,198	(6)%	(1)%
Contribution margin	$136,462	$147,699	$175,242	(8)%	(16)%
Contribution margin as % of APAC revenue	41%	41%	49%	—	(8	) pts

Our APAC segment revenues decreased by 6% in 2013 as compared to 2012, primarily driven by decreased revenues from UC group systems and, to a lesser extent, from UC platform products and related services, partially offset by increased revenues from UC personal devices products and the related services. On a year-over-year basis, decreases in UC group systems revenues in APAC were primarily driven by decreased group video revenues and, to a lesser extent, decreased immersive telepresence and group voice revenues. Decreases in UC platform revenues were as a result of decreased sales of our RealPresence products and services. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Lync voice deployments, partially offset by decreases in desktop video revenues. Revenues decreased year-over-year in India and China, partially offset by increased revenues in Japan and Australia. The overall decline in our APAC segment revenues was primarily due to softer demand and a challenging macro-economic environment in the region.

Our APAC segment revenues decreased by 1% in 2012 as compared to 2011, primarily due to decreased UC group systems and UC personal devices revenues, partially offset by increased UC platform revenues. Decreases in UC group systems revenues in APAC were primarily driven by decreased group video revenues, partially offset by increases in group voice revenues and immersive telepresence revenues as a result of the 2011 HPVC acquisition. Decreases in UC personal devices revenues were primarily driven by decreases in desktop video revenues and, to a lesser extent, desktop voice revenues. Increases in UC platform revenues were as a result of increased sales of our RealPresence platform products and services. Revenues decreased in Australia, India, Japan, and China, partially offset by an increase in Korea. The decline in our APAC segment revenues was primarily due to reduced government spending and elongated sales cycles.

In 2013, 2012, and 2011, two channel partners in our APAC segment, in aggregate, accounted for 28%, 33%, and 33%, respectively, of our APAC net revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment net revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

Contribution margin as a percentage of APAC segment revenue remained relative flat in 2013 as compared to 2012, primarily due to slightly lower gross margins while direct sales and marketing expenses as a percentage of revenue were essentially flat, which resulted in less than 1 percentage point change in contribution margin. The decrease in gross margins was driven primarily by lower product gross margins due to lower product revenues, as well as a product mix shift toward lower margin UC personal devices, partially offset by higher service gross margins. Direct sales and marketing expenses were essentially flat as a percentage of revenue, despite decreasing in absolute dollars, primarily driven by lower total revenues.

Contribution margin as a percentage of APAC segment revenue decreased by 8 percentage points in 2012 as compared to 2011, primarily due to lower gross margins and higher direct sales and marketing expenses as a percentage of revenue. The decrease in gross margins was due to decreases in service gross margins and, to a lesser extent, in product gross margins driven primarily by a product mix shift and increased discounting. Direct sales and marketing expenses increased both in absolute dollars and as a percentage of revenue, primarily due to increased headcount-related expenses.

Liquidity and Capital Resources

As of December 31, 2013, our principal sources of liquidity included cash and cash equivalents of $392.6 million, short-term investments of $134.7 million and long-term investments of $56.4 million. The majority of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 9 of Notes to Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $7.3 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments held in the United States totaled $167.1 million as of December 31, 2013, and the remaining $416.6 million was held by various foreign subsidiaries outside of the United States. If we would need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock, up to $250.0 million in value, pursuant to the share repurchase authorization announced in September 2013. We were in compliance with all debt covenants as of December 31, 2013. See Note 8 of Notes to Consolidated Financial Statements for further details.

We generated cash from operating activities totaling $168.4 million in 2013, $189.4 million in 2012, and $302.3 million in 2011. The decrease in cash provided from operating activities in 2013 from 2012 was due primarily to the net loss in 2013 compared to net income in 2012, as adjusted for non-cash income and expenses and a decrease in taxes payable, partially offset by increases in accounts payables and other accrued liabilities and deferred revenue, as well as decreases in other prepaid expenses. The decrease in cash provided from operating activities in 2012 from 2011 was due primarily to lower net income, as adjusted for non-cash income and expenses, increased inventory, a decrease in accounts payable, and a smaller increase in other accrued liabilities and deferred revenue. Partially offsetting these negative effects were decreases in accounts receivable.

The total net change in cash and cash equivalents for the year ended December 31, 2013 was a decrease of $84.4 million. The primary uses of cash during this period were $515.0 million for share repurchases (including fees and expenses associated with stock repurchase programs), $55.2 million for purchases of property and equipment and capitalized software development costs, and $8.0 million of cash payments made for an acquisition. The primary sources of cash were $247.3 million from the Term Loan (net of debt issuance costs), $168.4 million from operating activities, $54.7 million of net sales and maturities of investments, and $23.3 million of cash proceeds from the exercise of stock options and purchases under the employee stock purchase plan.

Our days-sales-outstanding (“DSO”) metric was 48 days and 50 days at December 31, 2013 and 2012, respectively. The decrease in DSO is primarily due to improved cash collections during the year. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, a change in the mix of international receivables, and increases in receivables from service providers and government entities which also have customarily longer payment terms. DSO could also be negatively impacted if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.8 turns at December 31, 2013 as compared to 5.7 turns at December 31, 2012. We believe inventory turns in the future may fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

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

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues and operating expenses denominated in the Euro and British Pound, as well as operating expenses denominated in the Chinese Yuan and Israeli Shekel. At each reporting period, we record the fair value of our unrealized forward contracts on the balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenue or operating expense, depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded in interest and other income (expense), net.

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market. During the years ended December 31, 2013, 2012, and 2011, we purchased approximately 45.2 million, 5.1 million, and 2.0 million shares, respectively, of our common stock for cash of $502.3 million, $55.0 million, and $40.0 million, respectively. In September 2013, we announced that our Board of Directors had authorized the repurchase of $400.0 million, or approximately 20 percent of our outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent open market purchases or privately negotiated transactions. We funded the program with $150.0 million in cash and a $250.0 million Term Loan. The $400.0 million share repurchase authorization superseded any other remaining outstanding share repurchase authorization as of the commencement of the Tender Offer. The Tender Offer commenced on September 13, 2013, as subsequently amended, and expired on October 30, 2013. The Company accepted for payment an aggregate of 27.4 million shares of its common stock at a purchase price of $10.40 per share, for an aggregate cost of approximately $285.4 million, excluding fees and expenses relating to the Tender Offer. On December 4, 2013, we announced plans to repurchase an aggregate of $114.6 million of common stock through an accelerated share repurchase (“ASR”) program and entered into separate ASR agreements with two financial institutions. The announcement represented the concluding phase of our $400.0 million Return of Capital program. Under the terms of the ASR agreements, we paid an aggregate $114.6 million of cash and took an initial delivery of approximately 8.0 million shares on December 5, 2013. The final number of shares to be repurchased will be based on the Company’s volume-weighted average stock price less an agreed upon discount during the term of the transactions. The transactions are expected to be completed by June 30, 2014 or earlier at the option of the counterparties, or later under certain circumstances. See Note 13 of Notes to our Consolidated Financial Statements for further details.

At December 31, 2013, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $113.5 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our banks have issued letters of credit totaling approximately $7.3 million, which are used to secure the leases on some of our offices, as well as other legal, tax, and insurance obligations. The table set forth below shows, as of December 31, 2013, the future minimum lease payments due under our current lease obligations. There is no sublease income netted in the amounts below, as the amounts are not material. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance. Our contractual obligations as of December 31, 2013 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
Year ending December 31,
2014	$32,637	$4,763	$—	$113,515	$6,250	$5,161	$162,326
2015	27,294	3,784	7,307	—	6,250	6,101	50,736
2016	20,125	2,819	5,488	—	6,250	8,450	43,132
2017	17,701	2,478	4,818	—	6,250	10,614	41,861
2018	15,592	2,032	4,411	—	223,438	8,438	253,911
Thereafter	48,839	5,519	21,825	—	—	—	76,183
Total payments	$162,188	$21,395	$43,849	$113,515	$248,438	$38,764	$628,149

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates as of December 31, 2013 plus a spread of 1.75%.

As of December 31, 2013, we have $22.0 million of unrecognized tax benefits compared to $23.0 million at December 31, 2012. By the end of 2014, uncertain tax positions may be reduced as a result of a lapse in the applicable statutes of limitations. We anticipate that the reduction would approximate $0.9 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

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

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Most of our products are integrated with software that is essential to the functionality of the equipment. Additionally, we provide unspecified software upgrades and enhancements related to most of these products through maintenance contracts.

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

Sales Returns, Channel Partner Programs and Incentives

We record estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline or competition were to increase further, we may take future actions to increase channel partner incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. We accrue for co-op marketing funds as a marketing expense if we receive an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. Our contracts generally do not provide for a right of return on any of our products. However, a limited number of contracts contain stock rotation rights. We record an estimate of future returns based upon these contractual rights and our historical returns experience.

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

Stock-based Compensation Expense

Our stock-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock units and performance shares, as well as our employee stock purchase plan. We measure and recognize compensation expense for all share-based payment awards made to employees and directors based on estimated fair values. The estimated fair value of these awards, including the effect of estimated forfeitures, is recognized as expense over the requisite service period, which is generally the vesting period. The fair values of stock option awards and shares purchased under the employee stock purchase plan are estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of our common stock on the date of grant. The fair value of performance shares is based on the market price of our stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the probable outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of our stock among the NASDAQ Composite Index companies over each performance period. Changes in the underlying factors and assumptions utilized may result in significant variability in the stock-based compensation costs we record, which makes such amounts difficult to accurately predict.

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2013, we have $88.3 million in net deferred tax assets. Included in the net deferred tax asset balance is a $3.4 million valuation allowance, $2.9 million of which was recorded related to research credits in a jurisdiction with a history of credits in excess of taxable profits and $0.5 million of which relates to foreign tax credit carryforwards.

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

As of December 31, 2013, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, non-U.S. government securities and money market funds. Included in available-for-sale securities are cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and our counterparties are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For more information on the fair values of our marketable securities and foreign currency contracts see Note 12 of Notes to Consolidated Financial Statements.

The Term Loan under the Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to us for debt with similar terms and maturities. We have elected not to record the Term Loan at fair value, but have measured it at fair value for disclosure purposes. At December 31, 2013, the carrying amount of the Term Loan approximated its estimated fair value based on observable market inputs.

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

Our business is organized around four major geographic theatres: North America, Caribbean and Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) which were determined to be our reporting units in 2013 and 2012. For reporting purposes, we aggregate North America and CALA into one segment named Americas and report EMEA and APAC as separate segments.

In the fourth quarter of 2013, based on the qualitative assessment, we performed a two-step goodwill impairment test to assess if a potential impairment has occurred and measure an impairment loss, if any. The first step of the two-step test compares a reporting unit’s fair value to its carrying amount. The fair value was determined using an income approach and a market approach, each of which was weighted equally. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 12 to 14 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business. The carrying amount of each reporting unit was determined by assigning assets and liabilities, including goodwill, to each reporting unit. Based on the first step test, the estimated fair value of each reporting unit exceeded their respective carrying amount. Therefore, the second step of the two-step goodwill impairment test was not deemed necessary. As of the date of our fiscal 2013 annual impairment test, the total fair values for the reporting units in all of our segments exceeded their total carrying values by more than 30%. Based on our most recent goodwill impairment assessment of the reporting units of our segments and our understanding of currently projected trends of the business and the economy, we do not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time. Although our analysis regarding the fair values of goodwill indicates that it exceeded its carrying value, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in goodwill impairment losses in the future.

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

There was no impairment charge recorded in 2013 or 2012 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

Private Company Investments

We periodically make strategic investments in companies whose stock is not currently traded on any stock exchange and for which no quoted price exists. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage. We review these investments for impairment when events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. Examples of events or changes in circumstances that may indicate to us that an impairment exists may be a significant decrease in the market value of the company, poor or deteriorating market conditions in the public and private equity capital markets, significant adverse changes in legal factors or within the business climate the company operates, and current period operating or cash flow losses combined with a history of operating or cash flow losses or projections and forecasts that demonstrate continuing losses associated with the company’s future business plans. Impairment indicators identified during the reporting period could result in a significant write-down in the carrying value of the investment if we believe an investment has experienced a decline in value that is other than temporary. At both December 31, 2013 and 2012, our private company investments had a carrying value of $2.0 million and are recorded in other assets in our Consolidated Balance Sheets.

Software Development Costs

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses as incurred. Eligible and material software development costs are capitalized upon the establishment of technological feasibility and before the general availability of such software products, including direct labor and related overhead costs, as well as stock-based compensation. We have defined technological feasibility as the establishment of a working model, which typically occurs when beta testing commences. The capitalized costs are being amortized on a product-by-product basis using the straight-line method over the estimated product life, generally three years, or on the ratio of current revenues to total projected product revenues, whichever is greater. We believe that the capitalized software costs will be recoverable from future gross profits generated by these products.

Derivative Instruments

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For derivative instruments designated as a fair value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of accumulated other comprehensive income and is subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. We do not hold or issue derivative financial instruments for speculative trading purposes. We enter into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize our credit risk.

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

In December 2011, the FASB issued an accounting standard update that requires disclosure of the effect or potential effect of offsetting arrangements on a company’s financial position, as well as enhanced disclosure of the rights of setoff associated with a company’s recognized assets and liabilities. In January 2013, the FASB issued another accounting standard update to clarify the scope of the standard issued in December 2011. We adopted the guidance in the quarter ended March 31, 2013, and such adoption did not have a material impact on our consolidated financial statements.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our Consolidated Balance Sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, non-U.S. government securities, and money market funds. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. If current market conditions deteriorate, we may realize losses on the sale of our investments or we may incur temporary impairment charges requiring us to record unrealized losses in accumulated other comprehensive income. We could also incur additional other-than-temporary impairment charges resulting in realized losses in our Consolidated Statements of Operations which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a charge to operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of December 31, 2013. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. We model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at December 31, 2013 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/31/2013	+50 BPS	+100 BPS	+150 BPS
$191,792	$191,546	$191,301	$191,056	$190,810	$190,565	$190,319

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of December 31, 2013, the weighted average interest rate on the Term Loan was 1.99%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, and we incur expenses in Chinese Yuan, Euros, British Pounds, Israeli Shekels, and other foreign currencies, which exposes us to risk from fluctuations in foreign currency exchange rates.

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

As of December 31, 2013, we had net outstanding forward exchange contracts to sell 3.5 million Euros at 1.37, 36.0 million Israeli Shekels at 3.50, 11.3 million Mexican Pesos at 13.18, 407.1 million Japanese Yen at 102.87, 5.4 million Brazilian Reais at 2.40, and to buy 1.6 million British Pounds at 1.63. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of December 31, 2013, we also had net outstanding forward exchange contracts to sell 37.0 million Euros at 1.36, and 2.6 million British Pounds at 1.42, and to buy 49.1 million Israeli Shekels at 3.74. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Chinese Yuan, Euro, British Pound, and Israeli Shekel. As of December 31, 2013, we had an outstanding foreign exchange contract to buy 91.6 million Chinese Yuan at 6.12. The forward exchange contract, carried at fair value, typically matures in 360 days or less. As of December 31, 2013, we had outstanding foreign exchange contracts to sell 29.0 million Euros at 1.33, and to buy 1.9 million British Pounds at 1.43, and 87.3 million Israeli Shekels at 3.63. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of December 31, 2013, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee (including the director nomination process) and audit committee required by this item is included under the caption “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 20, 2014, are as follows:

Name	Age	Position(s)
Peter A. Leav*	43	Chief Executive Officer and President
Eric F. Brown	48	Chief Operating Officer, Chief Financial Officer and Executive Vice President
Sayed M. Darwish	48	Chief Legal Officer, Executive Vice President of Corporate Development and Secretary
Laura J. Durr	53	Senior Vice President, Worldwide Finance and Principal Accounting Officer

*	Member of the Board of Directors.

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. There is no family relationship between any of our executive officers or directors.

Mr. Leav has served as our President and Chief Executive Officer since December 2013. Prior to joining Polycom, Mr. Leav served as Executive Vice President and President, Industry and Field Operations of NCR Corporation, a global technology company, from June 2012 to November 2013.  Mr. Leav served as Executive Vice President, Global Sales, Professional Services and Consumables of NCR from November 2011 to June 2012, and as Senior Vice President, Worldwide Sales of NCR from January 2009 to October 2011.  Prior to joining NCR, he served as Corporate Vice President and General Manager of Motorola, Inc., a provider of mobility products and solutions across broadband and wireless networks, from November 2008 to January 2009, as Vice President and General Manager from December 2007 to November 2008, and as Vice President of Sales from December 2006 to December 2007.  From November 2004 to December 2006, Mr. Leav was Director of Sales for Symbol Technologies, Inc., an information technology company. Prior to this position, Mr. Leav was Regional Sales Manager at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, from July 2000 to November 2004. Mr. Leav holds a B.A. from Lehigh University.

Mr. Brown has served as our Chief Operating Officer, Chief Financial Officer and Executive Vice President since February 2012. Prior to joining Polycom, Mr. Brown served as Executive Vice President, Chief Financial Officer of Electronic Arts Inc., a leading interactive entertainment software company, from April 2008 to February 2012. Prior to that, he served as Chief Operating Officer and Chief Financial Officer of McAfee, Inc., a security technology company, from March 2006 until March 2008. From January 2005 until March 2006, Mr. Brown was McAfee’s Executive Vice President and Chief Financial Officer. Mr. Brown served as President and Chief Financial Officer of MicroStrategy Incorporated, a business intelligence software provider, from 2000 until 2004. Mr. Brown currently serves on the Board of Directors of Electronics For Imaging, Inc. and International Game Technology.

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

Ms. Durr has served as our Senior Vice President, Worldwide Finance and Principal Accounting Officer since September 2013.  Ms. Durr also served as our Senior Vice President, Worldwide Controller and Principal Accounting Officer from October 2011 to

September 2013, Vice President, Worldwide Controller and Principal Accounting Officer from March 2005 to October 2011 and as Assistant Controller from March 2004 to March 2005. Prior to joining Polycom, Ms. Durr served as the Director of Finance and Administration for QuickSilver Technology, Inc. from February 2003 to March 2004, as an independent consultant from July 2002 to February 2003 and as the Corporate Controller for C Speed Corporation from April 2001 to June 2002. From October 1999 to October 2000, Ms. Durr was a business unit Controller at Lucent Technologies, Inc. after Lucent’s acquisition of International Network Services, where she served as the Corporate Controller from May 1995 to October 1999. Ms. Durr also spent six years in various capacities at Price Waterhouse LLP. Ms. Durr is a certified public accountant and holds a B.S. in Accounting from San Jose State University in San Jose, California.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2014 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2014 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013.

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

POLYCOM, INC.
/s/ PETER A. LEAV
Peter A. Leav
Chief Executive Officer, President and Director

Date: February 21, 2014

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Polycom, Inc., a Delaware corporation, do hereby constitute and appoint Peter A. Leav and Eric F. Brown, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ PETER A. LEAV	Chief Executive Officer, President and Director	February 21, 2014
Peter A. Leav	(Principal Executive Officer)
/S/ ERIC F. BROWN	Chief Operating Officer, Chief Financial Officer	February 21, 2014
Eric F. Brown	and Executive Vice President
(Principal Financial Officer)
/S/ LAURA J. DURR	Senior Vice President, Worldwide Finance, and	February 21, 2014
Laura J. Durr	Chief Accounting Officer
(Principal Accounting Officer)
/S/ BETSY S. ATKINS	Director	February 21, 2014
Betsy S. Atkins
/S/ MARTHA H. BEJAR	Director	February 21, 2014
Martha H. Bejar
/S/ ROBERT J. FRANKENBERG	Director	February 21, 2014
Robert J. Frankenberg
/S/ JOHN A. KELLEY	Director	February 21, 2014
John A. Kelley
/S/ D. SCOTT MERCER	Director	February 21, 2014
D. Scott Mercer
/S/ WILLIAM A. OWENS	Director	February 21, 2014
William A. Owens
/S/ KEVIN T. PARKER	Chairman of the Board and Director	February 21, 2014
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
—

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of our Company; and

—

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that, as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ PETER A. LEAV	/s/ ERIC F. BROWN
Peter A. Leav President and Chief Executive Officer	Eric F. Brown Chief Operating Officer, Chief Financial Officer and Executive Vice President
February 21, 2014	February 21, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 21, 2014

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$392,629	$477,073
Short-term investments	134,684	197,196
Trade receivables, net of allowance for doubtful accounts of $2,827 and $2,921 as of December 31, 2013 and 2012, respectively	183,369	194,654
Inventories	103,309	99,960
Deferred taxes	37,085	48,916
Prepaid expenses and other current assets	50,352	52,539
Total current assets	901,428	1,070,338
Property and equipment, net	115,157	133,319
Long-term investments	56,372	50,333
Goodwill	559,460	553,819
Purchased intangibles, net	37,458	54,983
Deferred taxes	51,398	28,406
Other assets	27,757	21,238
Total assets	$1,749,030	$1,912,436
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$84,640	$89,983
Accrued payroll and employee-related liabilities	40,162	39,469
Taxes payable	5,389	4,736
Deferred revenue	172,408	158,482
Current portion of long-term debt	6,250	—
Other accrued liabilities	77,744	63,018
Total current liabilities	386,593	355,688
Long-term deferred revenue	87,467	91,061
Taxes payable	12,419	15,598
Deferred taxes	149	236
Long-term debt	242,188	—
Other long-term liabilities	43,849	22,079
Total liabilities	772,665	484,662
Commitments and contingencies (Note 11)
Stockholders’ equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares. Issued and outstanding: 135,159,966 and 175,323,885 shares at December 31, 2013 and 2012, respectively	68	38
Additional paid-in capital	1,104,273	1,326,436
Retained earnings (accumulated deficit)	(132,348)	97,104
Accumulated other comprehensive income	4,372	4,196
Total stockholders’ equity	976,365	1,427,774
Total liabilities and stockholders’ equity	$1,749,030	$1,912,436

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Product revenues	$991,110	$1,042,484	$1,138,050
Service revenues	377,279	350,144	264,139
Total revenues	1,368,389	1,392,628	1,402,189
Cost of revenues
Cost of product revenues	422,429	426,369	439,995
Cost of service revenues	153,189	142,827	103,930
Total cost of revenues	575,618	569,196	543,925
Gross profit	792,771	823,432	858,264
Operating expenses
Sales and marketing	435,047	464,353	428,829
Research and development	216,032	208,510	190,322
General and administrative	96,602	98,285	81,661
Transaction-related costs	3,424	14,064	9,688
Amortization of purchased intangibles	10,389	9,830	5,542
Restructuring costs	48,470	22,024	9,396
Total operating expenses	809,964	817,066	725,438
Operating income (loss)	(17,193)	6,366	132,826
Interest and other income (expense), net
Interest expense	(3,217)	(751)	(544)
Other income (expense)	(1,794)	(3,117)	(1,128)
Interest and other income (expense), net	(5,011)	(3,868)	(1,672)
Income (loss) from continuing operations before provision for income taxes	(22,204)	2,498	131,154
Provision for (benefit from) income taxes	(3,669)	39,467	6,224
Net income (loss) from continuing operations	(18,535)	(36,969)	124,930
Income from operations of discontinued operations, net of taxes	—	9,888	9,906
Gain from sale of discontinued operations, net of taxes	459	35,425	—
Net income (loss)	$(18,076)	$8,344	$134,836
Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.11)	$(0.21)	$0.71
Income per share from discontinued operations, net of taxes	—	0.06	0.06
Gain per share from sale of discontinued operations, net of taxes	—	0.20	—
Basic net income (loss) per share	$(0.11)	$0.05	$0.76
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.11)	$(0.21)	$0.69
Income per share from discontinued operations, net of taxes	—	0.06	0.05
Gain per share from sale of discontinued operations, net of taxes	—	0.20	—
Diluted net income (loss) per share	$(0.11)	$0.05	$0.74

Weighted average shares outstanding for basic net income (loss) per share	167,272	176,878	176,426
Weighted average shares outstanding for diluted net income (loss) per share	167,272	176,878	181,195

Note: Earnings per share amount for continuing operations, discontinued operations, gain from sale of discontinued operations, and net income, as presented above, are calculated individually and may not sum due to rounding differences. As a result of the net loss from continuing operations for 2013 and 2012, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$(18,076)	$8,344	$134,836
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1,039	1,339	239
Unrealized gains/(losses) on investments:
Unrealized holding losses arising during the period	18	(30)	(17)
Net gains/losses reclassified into earnings	53	(7)	(28)
Net unrealized gains/(losses) on investments	$71	$(37)	$(45)
Unrealized gains/(losses) on hedging securities:
Unrealized hedge gains/losses arising during the period	1,374	1,018	1,444
Net gains/losses reclassified into earnings for revenue hedges	(207)	(7,133)	7,113
Net gains/losses reclassified into earnings for expense hedges	(2,101)	3,399	(4,253)
Net unrealized gains/(losses) on hedging securities	$(934)	$(2,716)	$4,304
Other comprehensive income (loss)	$176	$(1,414)	$4,498
Comprehensive income (loss)	$(17,900)	$6,930	$139,334

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-In	Comprehensive	(Accumulated)
	Shares	Amount	Capital	Income	Deficit)	Total
Balances, December 31, 2010	173,109,892	$40	$1,162,201	$1,112	$11,091	$1,174,444
Net income	—	—	—	—	134,836	134,836
Other comprehensive income	—	—	—	4,498	—	4,498
Issuance of vested performance shares and restricted stock units	3,355,830	—	—	—	—	—
Exercise of stock options under stock option plan	1,780,408	—	23,430	—	—	23,430
Shares purchased under employee stock purchase plan	1,143,614	—	17,368	—	—	17,368
Purchase and retirement of common stock at cost	(3,072,776)	—	(35,771)	—	(29,166)	(64,937)
Stock-based compensation	—	—	65,262	—	—	65,262
Tax benefit from stock option activity	—	—	13,504	—	—	13,504
Issuance of options in connection with acquisition	—	—	207	—	—	207
Balances, December 31, 2011	176,316,968	$40	$1,246,201	$5,610	$116,761	$1,368,612
Net income	—	—	—	—	8,344	8,344
Other comprehensive income (loss)	—	—	—	(1,414)	—	(1,414)
Issuance of vested performance shares and restricted stock units	2,463,130	—	—	—	—	—
Exercise of stock options under stock option plan	579,712	—	4,856	—	—	4,856
Shares purchased under employee stock purchase plan	1,867,683	1	20,975	—	—	20,976
Purchase and retirement of common stock at cost	(5,903,608)	(3)	(39,897)	—	(28,001)	(67,901)
Stock-based compensation	—	—	89,245	—	—	89,245
Tax benefit from stock option activity	—	—	5,056	—	—	5,056
Balances, December 31, 2012	175,323,885	$38	$1,326,436	$4,196	$97,104	$1,427,774
Net loss	—	—	—	—	(18,076)	(18,076)
Other comprehensive income	—	—	—	176	—	176
Issuance of vested performance shares and restricted stock units	2,828,464	—	—	—	—	—
Exercise of stock options under stock option plan	187,682	—	1,786	—	—	1,786
Shares purchased under employee stock purchase plan	2,904,287	1	21,539	—	—	21,540
Purchase and retirement of common stock at cost, including fees and expenses	(46,084,352)	(22)	(275,782)	—	(211,376)	(487,180)
Common stock repurchase holdback	—	—	(27,922)	—	—	(27,922)
Stock-based compensation	—	—	64,665	—	—	64,665
Tax expense for stock-based award activity	—	—	(6,398)	—	—	(6,398)
Correction of an error in par value (1)	—	51	(51)	—	—	—
Balances, December 31, 2013	135,159,966	$68	$1,104,273	$4,372	$(132,348)	$976,365

(1) While preparing the financial statements in 2013, we noted an immaterial error in the calculation of par value that required a reclassification between Common Stock and Additional Paid-In Capital.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(18,076)	$8,344	$134,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,779	61,586	52,564
Amortization of purchased intangibles	19,825	20,318	21,742
Amortization of software development costs	196	—	—
Amortization of debt issuance costs	178	—	—
Amortization of discounts and premiums on investments, net	1,816	2,381	2,695
Provision for doubtful accounts	—	1,100	—
Write-down of excess and obsolete inventories	7,390	6,420	8,567
Stock-based compensation	64,465	89,245	65,262
Excess tax benefits from stock-based compensation	(920)	(9,297)	(13,430)
Impairment of private company investments	—	—	79
Loss on disposals of property and equipment	5,859	4,080	1,537
Net gain on sale of discontinued operations	(459)	(35,425)	—
Tax expense on company reorganization	—	38,836	—
Changes in assets and liabilities, net of the effect of acquisitions and divestiture:
Trade receivables	13,809	16,582	(63,009)
Inventories	(10,739)	(11,428)	2,545
Deferred taxes	(14,332)	(15,933)	(12,446)
Prepaid expenses and other current assets	(637)	(7,424)	(2,212)
Accounts payable	(5,184)	(22,901)	22,816
Taxes payable	(5,848)	5,123	13,496
Other accrued liabilities and deferred revenue	46,320	37,754	67,298
Net cash provided by operating activities	168,442	189,361	302,340
Cash flows from investing activities:
Purchases of property and equipment	(53,042)	(67,270)	(69,279)
Software development costs	(2,165)	—	—
Purchases of investments	(228,238)	(315,012)	(375,262)
Proceeds from sale of investments	45,467	52,286	41,461
Proceeds from maturity of investments	237,499	229,211	326,332
Net cash received from sale of discontinued operations	556	50,411	—
Net cash paid in acquisitions	(7,974)	(4,583)	(163,630)
Net cash used in investing activities	(7,897)	(54,957)	(240,378)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	23,326	25,832	40,798
Proceeds from debt, net of costs	247,349	—	—
Payment on debt	(1,562)	—	—
Purchase of common stock, including fees and expenses	(515,022)	(67,901)	(64,937)
Excess tax benefits from stock-based compensation	920	9,297	13,430
Net cash used in financing activities	(244,989)	(32,772)	(10,709)
Net increase (decrease) in cash and cash equivalents	(84,444)	101,632	51,253
Cash and cash equivalents, beginning of period	477,073	375,441	324,188
Cash and cash equivalents, end of period	$392,629	$477,073	$375,441
Supplemental disclosures of cash flow information:
Non-cash consideration paid for acquisition	$—	$—	$207
Cash paid for interest	$2,847	$751	$544
Cash paid for income taxes	$9,505	$24,570	$15,947
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

Certain prior year service costs have been reclassified among our segments to conform to the current year presentation in order to more appropriately align those costs with the associated revenues. See Note 17.

Revisions of Prior Period Financial Statements

During the quarter ended December 31, 2013, the Company discovered an error that impacted the Company’s previously issued interim and annual consolidated statements of cash flows. The error was related to the net amortization of discounts and premiums on investments not being properly reported, which resulted in understatements of cash flows provided by operating activities and cash used in investing activities in the first three quarters of 2013 and full fiscal years 2012 and 2011.

Additionally, during the quarter ended June 30, 2013, the Company discovered an error that impacted the Company’s previously issued interim and annual consolidated financial statements for the fiscal years ended December 31, 2010 through 2012 and the quarter ended March 31, 2013. The error was related to certain royalty related expenses not being properly allocated between the Company’s U.S. entity and its international subsidiary, which led to an understated income tax provision in fiscal years 2010 through 2012.

In evaluating whether the Company’s previously issued consolidated financial statements were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that these errors were not material to any of the prior reporting periods, and therefore, amendments of previously filed reports are not required. However, if the entire correction was recorded in 2013, the cumulative amount of the income tax provision error would be material in 2013 and, for both the income tax provision error and consolidated statements of cash flows correction, would impact comparisons to prior periods. As such, the revisions for these corrections are reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The following tables set forth a summary of the revisions to the Consolidated Financial Statements for the periods indicated:

	December 31, 2012			December 31, 2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Balance Sheets and Statements of Stockholders’ Equity
Prepaid expenses and other current assets	$55,454	$(2,915)	$52,539	$51,241	$(1,504)	$49,737
Total current assets	$1,073,253	$(2,915)	$1,070,338	$994,408	$(1,504)	$992,904
Total assets	$1,915,351	$(2,915)	$1,912,436	$1,844,805	$(1,504)	$1,843,301
Retained earnings	$100,019	$(2,915)	$97,104	$118,265	$(1,504)	$116,761
Total stockholders’ equity	$1,430,689	$(2,915)	$1,427,774	$1,370,116	$(1,504)	$1,368,612
Total liabilities and stockholders’ equity	$1,915,351	$(2,915)	$1,912,436	$1,844,805	$(1,504)	$1,843,301

	Year Ended December 31, 2012			Year Ended December 31, 2011
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Consolidated Statements of Operations
Provision for income taxes for continuing operations	$38,056	$1,411	$39,467	$5,246	$978	$6,224

Net income (loss) from continuing operations	$(35,558)	$(1,411)	$(36,969)	$125,908	$(978)	$124,930
Net income	$9,755	$(1,411)	$8,344	$135,814	$(978)	$134,836
Basic Net Income (loss) Per Share:
Net income (loss) per share from continuing operations	$(0.20)	$(0.01)	$(0.21)	$0.71	$(0.00)	$0.71
Basic net income per share	$0.06	$(0.01)	$0.05	$0.77	$(0.01)	$0.76
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.20)	$(0.01)	$(0.21)	$0.69	$(0.00)	$0.69
Diluted net income per share	$0.06	$(0.01)	$0.05	$0.75	$(0.01)	$0.74

Consolidated Statements of Comprehensive Income
Net income	$9,755	$(1,411)	$8,344	$135,814	$(978)	$134,836
Comprehensive income	$8,341	$(1,411)	$6,930	$140,312	$(978)	$139,334

Consolidated Statements of Cash Flows
Operating activities
Net income	$9,755	$(1,411)	$8,344	$135,814	$(978)	$134,836
Changes in prepaid expenses and other current assets	$(8,835)	$1,411	$(7,424)	$(3,190)	$978	$(2,212)
Amortization of discounts and premiums on investments, net	$—	$2,381	$2,381	$—	$2,695	$2,695
Net cash provided by operating activities	$186,980	$2,381	$189,361	$299,645	$2,695	$302,340
Investing activities
Purchases of investments	$(312,631)	$(2,381)	$(315,012)	$(372,567)	$(2,695)	$(375,262)
Net cash used in investing activities	$(52,576)	$(2,381)	$(54,957)	$(237,683)	$(2,695)	$(240,378)

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the Company’s financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

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

Investments:

The Company’s short-term and long-term investments as of December 31, 2013 are comprised of U.S. and non-U.S. government securities, U.S. agency securities and corporate debt securities. Investments are classified as short-term or long-term based on their remaining maturities. All investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2013 and 2012, all of the Company’s investments were classified as available-for-sale and were carried at fair value based on quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency at the end of the reporting period. Unrealized gains and losses are recorded as a separate component of accumulated other comprehensive income in the Consolidated Statements of Stockholders’ Equity. If these investments are sold at a loss or are considered to have other than temporarily declined in value, a charge against earnings is recorded. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in interest and other income (expense), net.

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

Goodwill:

Goodwill is not amortized but is regularly reviewed for potential impairment. In September 2011, the FASB issued authoritative guidance on goodwill impairment testing which provides entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary. The Company elected to early adopt this guidance in 2011, and such adoption did not have an impact to the Company’s Consolidated Financial Statements. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company’s reporting units. The estimated fair value of reporting units is based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Impairment of Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to six years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or group of assets and their eventual disposition. The Company periodically assesses the remaining useful lives of long-lived assets. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

Guarantees:

Warranty

The Company provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware manufactured by the Company, warranties generally start from the delivery date and continue for one year. Software products generally carry a 90-day warranty from the date of purchase. The Company’s liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect the Company’s warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. The Company assesses the adequacy of the recorded warranty liabilities every quarter and makes adjustments to the liability if necessary.

Changes in the warranty obligation during the period, which is included as a component of “Other accrued liabilities” on the Consolidated Balance Sheets, are as follows (in thousands):

	December 31,
	2013	2012
Balance at beginning of year	$10,475	$10,577
Accruals for warranties issued during the year	16,307	18,432
Actual charges against warranty reserve during the year	(17,307)	(18,534)
Balance at end of year	$9,475	$10,475

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

Deferred services revenue, of which $170.7 million and $156.5 million is short-term and is included as a component of deferred revenue as of December 31, 2013 and 2012, respectively; and $83.1 million and $85.3 million is long-term and is included as a component of long-term deferred revenue as of December 31, 2013 and 2012, respectively, on the Consolidated Balance Sheets. Changes during the period are as follows (in thousands):

	December 31,
	2013	2012
Balance at beginning of year	$241,773	$212,178
Addition to deferred services revenue	354,893	349,022
Amortization of deferred services revenue	(342,873)	(319,427)
Balance at end of year	$253,793	$241,773

The cost of providing these services for the years ended December 31, 2013, 2012, and 2011 was $148.1 million, $137.8 million, and $98.4 million, respectively.

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

Most of the Company’s products are integrated with software that is essential to the functionality of the equipment. Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts.

A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting. The Company allocates revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable. When applying the relative selling price method, the Company determines the selling price for each deliverable using vendor specific objective evidence (“VSOE”) of selling price, if it exists, or third party evidence (“TPE”) of selling price. If neither VSOE nor TPE of selling price exist for a deliverable, the Company uses its best estimate of selling price (“ESP”) for that deliverable. Revenue allocated to each element is then recognized when the other revenue recognition criteria are met for each element.

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

Sales Returns, Channel Partner Programs and Incentives

The Company records estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. The Company also accrues for co-op marketing funds as a marketing expense if the Company receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. The Company’s contracts generally do not provide for a right of return on any of our products. However, a limited number of contracts contain stock rotation rights. The Company records an estimate of future returns based upon these contractual rights and its historical returns experience.

Research and Development Expenditures and Software Development Costs

Research and development expenditures are charged to operations as incurred and consist primarily of compensation costs, including stock-based compensation, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs.

Software development costs incurred prior to the establishment of technological feasibility are included in research and development expenses as incurred. Eligible and material software development costs are capitalized upon the establishment of technological feasibility and before the general availability of such software products, including direct labor and related overhead costs, as well as stock-based compensation. The Company has defined technological feasibility as the establishment of a working model, which typically occurs when beta testing commences. In 2013, the Company capitalized approximately $2.4 million of development costs for software products to be marketed or sold to customers. There were no such costs capitalized in 2012 and 2011 as the software development costs qualifying for capitalization were insignificant. The capitalized costs are being amortized on a product-by-product basis using the straight-line method over the estimated product life, generally three years, or on the ratio of current revenues to total projected product revenues, whichever is greater. Management believes that the capitalized software costs will be recoverable from future gross profits generated by these products.

Advertising:

The Company expenses the production costs of advertising as expenses are incurred. The production costs of advertising consist primarily of trade shows, online media, magazine and radio advertisements, agency fees and other direct production costs. Advertising expense for the years ended December 31, 2013, 2012, and 2011 was $14.9 million, $22.3 million, and $21.3 million, respectively.

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

Foreign Currency Translation:

Assets and liabilities of non-U.S subsidiaries, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates in effect during the period. The resulting translation adjustments are directly recorded to a separate component of accumulated other comprehensive income. Foreign exchange transaction gains and losses from the remeasurement of non-functional currency denominated assets and liabilities have not been significant to date and are included in the Company’s Consolidated Statements of Operations as part of interest and other income (expense), net.

As a result of the sale of the Company’s former enterprise wireless voice solutions (the “EWS”) business in December 2012 (see Note 3), which included a wholly owned Danish subsidiary with a Danish Krone functional currency, the Company recognized its associated currency translation adjustment balance of $1.1 million which effectively reduced the gain from sale of the discontinued operations.

The following table sets forth the change of foreign currency translation adjustments during each reporting period and the balances as of December 31 (in thousands):

	2013	2012	2011
Beginning balance	$3,180	$1,841	$1,602
Foreign currency translation adjustments	1,039	1,339	239
Ending balance	$4,219	$3,180	$1,841

Derivative Instruments:

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated and qualifying as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a separate component of accumulated other comprehensive income and is subsequently reclassified into earnings when the hedged exposure affects earnings. The excluded and ineffective portions of the gain or loss are reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk.

Net Income Per Share:

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options, unvested restricted stock units, and performance shares. Potentially dilutive shares are excluded from the computation of diluted net income per share when their effect is antidilutive.

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

Stock-Based Compensation:

The Company’s stock-based compensation programs consist of grants of stock-based awards to employees and non-employee directors, including stock options, restricted stock units and performance shares, as well as purchase rights pursuant to the Company’s Employee Stock Purchase Plan (“ESPP”). The estimated fair value of these awards is charged against income over the requisite service period, which is generally the vesting period.

The fair value of stock option and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of the Company’s common stock on the date of grant. Compensation expense for restricted stock units, including the effect of forfeitures, is recognized over the applicable service period. The fair value of performance shares is based on the market price of the Company’s stock on the date of grant and assumes that the performance criteria will be met and the target payout level will be achieved. Compensation cost is adjusted for subsequent changes in the outcome of performance-related conditions until the award vests. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock in relation to the target index of companies over each performance period. Compensation cost on performance shares with a market condition is not adjusted for subsequent changes regardless of the level of ultimate vesting.

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

In December 2011, the FASB issued an accounting standard update that requires disclosure of the effect or potential effect of offsetting arrangements on a company’s financial position, as well as enhanced disclosure of the rights of setoff associated with a company’s recognized assets and liabilities. In January 2013, the FASB issued another accounting standard update to clarify the scope of the standard issued in December 2011. The Company adopted the guidance in the quarter ended March 31, 2013, and such adoption did not have a material impact on its consolidated financial statements.

2. Business Combinations:

2013 Acquisition

On March 1, 2013 the Company completed its acquisition of certain assets of Sentri, Inc. (“Sentri”), a privately-held services company with expertise in Microsoft technologies, for approximately $8.0 million in cash, net of approximately $0.4 million cash released from an escrow account as a result of a net working capital adjustment. The acquisition expands the Company’s advanced services offerings with an emphasis on multi-vendor unified communications solutions that can encompass video, voice, data, and networking. The total purchase price was allocated to the net tangible and intangible assets based upon their fair values at March 1, 2013 with the excess amount recorded as goodwill, which is primarily attributable to the expertise of former Sentri employees in Microsoft technologies and expected synergies from the combined company.

2011 Acquisitions

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

The Company has included the financial results of Sentri, Accordent, HPVC and ViVu in its Consolidated Financial Statements from their respective dates of acquisition. Pro forma results of operations for the acquisitions completed during the years have not been presented because the effects of those acquisitions, individually and in the aggregate, were not material to the Company’s financial results.

The goodwill generated from those acquisitions is primarily attributable to expected synergies. Goodwill from the Sentri and HPVC acquisitions is deductible for tax purposes and goodwill from the Accordent and ViVu acquisitions is not deductible for tax purposes. The fair values of intangible assets were calculated based on the income and cost approaches and are being amortized over eight months to six years. The transaction-related costs were expensed as incurred.

3. Discontinued Operations:

On December 4, 2012, the Company completed the disposition of the net assets of its EWS business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. The Company received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in its Consolidated Financial Statements for the year ended December 31, 2012. In 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of the final net working capital adjustment in accordance with the purchase agreement. Additional cash consideration of up to $57.0 million is payable over the next four years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. In accordance with accounting guidance, the Company has included the results of operations of EWS in discontinued operations within the consolidated statements of operations for all periods presented.

Summarized results from discontinued operations were as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Revenues	$—	$71,133	$93,609
Income from discontinued operations	—	15,973	16,066
Income tax provision	—	6,085	6,160
Net income from discontinued operations	$—	$9,888	$9,906

The carrying amounts of the net assets sold at December 4, 2012 were as follows (in thousands):

Assets:
Cash and cash equivalents	$248
Trade receivables, net	7,221
Inventories	12,659
Deferred taxes	(306)
Prepaid expenses and other assets	295
Property and equipment, net	4,301
Goodwill	30,872
Purchased intangibles, net	5,724
Assets sold	$61,014
Liabilities:
Accounts payable	$2,318
Accrued payroll and related liabilities	1,877
Deferred revenue	5,044
Other accrued liabilities	1,605
Deferred taxes	1,610
Liabilities transferred	$12,454
Net assets sold	$48,560

The Company recorded a gain of $35.4 million in 2012 on the sale of discontinued operations (net of taxes) which was calculated as follows (in thousands):

Cash proceeds received	$50,659
Less: costs incurred directly attributable to the transaction	929
Net proceeds from sale of discontinued operations	49,730
Less: book value of net assets sold	48,560
Less: realization of foreign currency translation adjustment upon sale of foreign EWS subsidiary	1,141
Gain from sale of discontinued operations	29
Income tax benefit	(35,396)
Net gain from sale of discontinued operations	$35,425

In 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of $0.5 million as a result of the final net working capital adjustment. See Note 15 of Notes to Consolidated Financial Statements for discussion of income tax benefit on gain from sale of discontinued operations.

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

In 2013 and 2012, total transactions entered pursuant to the terms of the Financing Agreement were approximately $123.4 million and $28.3 million, respectively, of which $109.4 million and $22.9 million, respectively, are related to the sale of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of December 31, 2013 and 2012 was approximately $22.9 million and $15.4 million, respectively, of which $21.6 million and $12.4 million, respectively, was related to the accounts receivable sold, and is included in trade receivables in the Company’s Consolidated Balance Sheets. Fees incurred pursuant to the Financing Agreement were approximately $1.8 million and $0.4 million for the year ended December 31, 2013 and 2012, respectively, and were recorded as a reduction to revenues.

5. Goodwill, Purchased Intangibles, and Software Development Costs:

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

Polycom’s business is organized around four major geographic theaters: North America, Caribbean and Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”), which are considered its reporting units. In the fourth quarter of 2013 and 2012, the Company completed its annual goodwill impairment test of its four reporting units, and no impairment charge was required in 2013 and 2012.

In 2013, the Company determined, based on its qualitative assessment, that further testing was necessary and performed a two-step goodwill impairment test to assess if a potential impairment had occurred and to measure an impairment loss, if any. The first step of the two-step test compares a reporting unit’s fair value to its carrying amount. The fair value was determined using an income approach and a market approach, each of which was weighted equally. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 12 to 14 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business. The carrying amount of each reporting unit was determined by assigning assets and liabilities, including goodwill, to each reporting unit. Based on the first step test, the estimated fair value of each reporting unit exceeded their respective carrying amount by more than 30%. Therefore, the second step of the two-step goodwill impairment test was not deemed necessary. Based on the Company’s most recent goodwill impairment assessment of the reporting units of its segments and the understanding of currently projected trends of the business and the economy, management does not believe that there is a significant risk of impairment for these reporting units for a reasonable period of time. Although the analysis regarding the fair values of goodwill indicates that it exceeded its carrying value, materially different assumptions regarding the future performance of the Company’s businesses or significant declines in the Company’s stock price could result in goodwill impairment losses in the future.

In 2012, the Company performed the qualitative assessment of its four reporting units. Each reporting unit had an estimated fair value in excess of its carrying value by more than 50%, based on a valuation of the Company’s reporting segments performed in May 2012 in connection with the announcement of the divestiture of its EWS business. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit, as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For the industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry during 2012, where applicable. The Company concluded that each of the reporting unit specific and industry factors had either a positive or neutral impact on the fair value of each of the reporting units. The Company also determined that macroeconomic factors during 2012 did not have a significant impact on the discount rates and growth rates used for the valuation performed.

The following table sets forth the changes in carrying amount of goodwill in each of the Company’s segments in 2013 (in thousands):

	Segments
	Americas	EMEA	APAC	Total
Balance at December 31, 2012	$302,768	$101,882	$149,169	$553,819
Add: goodwill resulting from an acquisition	5,391	—	—	5,391
Foreign currency translation	—	—	250	250
Balance at December 31, 2013	$308,159	$101,882	$149,419	$559,460

The following table sets forth details of the Company’s total purchased intangible assets and capitalized software development costs as of the following period (in thousands):

	December 31, 2013			December 31, 2012
Purchased Intangible Assets	Gross Value	Accumulated Amortization and Impairment	Net Value	Gross Value	Accumulated Amortization and Impairment	Net Value
Core and developed technology	$81,178	$(76,952)	$4,226	$81,178	$(67,514)	$13,664
Customer and partner relationships	79,525	(48,941)	30,584	79,025	(39,578)	39,447
Non-compete agreements	1,800	(500)	1,300	—	—	—
Trade name	3,400	(3,089)	311	3,400	(2,746)	654
Other	4,462	(4,343)	119	4,462	(4,162)	300
Finite-lived intangible assets	170,365	(133,825)	36,540	168,065	(114,000)	54,065
Indefinite-lived trade name	918	—	918	918	—	918
Total intangible assets	$171,283	$(133,825)	$37,458	$168,983	$(114,000)	$54,983
Software development costs	$2,365	(196)	2,169	$—	$—	$—

In 2013, 2012, and 2011, the Company recorded amortization expense related to purchased intangibles of $10.4 million, $9.8 million, and $5.5 million, respectively, which is included in “Amortization of purchased intangibles” in the Consolidated Statements of Operation, and recorded approximately $9.4 million, $7.6 million, and $5.7 million, respectively, of amortization of purchased intangibles to “Cost of Product Revenues” in the Consolidated Statements of Operations. Amortization of intangibles is not allocated to the Company’s segments.

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

The Company evaluates its purchased intangibles for possible impairment on an ongoing basis. When impairment indicators exist, the Company performs an assessment to determine if the intangible asset has been impaired and to what extent. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. There were no such impairments recorded during the years ended December 31, 2013, 2012, and 2011.

The estimated future amortization expense of purchased intangible assets as of December 31, 2013 is as follows (in thousands):

Year ending December 31,	Amount
2014	$12,891
2015	10,495
2016	8,484
2017	4,670
2018	—
Total	$36,540

In 2013, the Company capitalized approximately $2.4 million of software development costs for internally developed software products to be marketed and sold to customers after the point that technological feasibility has been reached and before the products are available for general release. The capitalized costs are included in other assets in the Company’s Consolidated Balance Sheets and are being amortized over the estimated product useful life, generally three years, beginning when the products are available for general release. Management expects that the capitalized software development costs are recoverable from future gross profits generated by these products and services. There were no such costs capitalized in 2012 and 2011, as the development costs qualifying for capitalization were insignificant.

6. Balance Sheet Details:

Inventories consist of the following (in thousands):

	December 31,
	2013	2012
Raw materials	$2,740	$1,871
Work in process	840	799
Finished goods	99,729	97,290
	$103,309	$99,960

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2013	2012
Non-trade receivables	$9,251	$10,463
Prepaid expenses	31,164	35,489
Derivative assets	6,748	4,158
Other current assets	3,189	2,429
	$50,352	$52,539

Property and equipment, net, consist of the following (in thousands):

		December 31,
	Estimated useful Life	2013	2012
Computer equipment and software	3 to 5 years	$265,222	$241,642
Equipment, furniture and fixtures	1 to 7 years	113,214	101,784
Tooling equipment	3 years	20,811	18,544
Leasehold improvements	3 to 13 years	59,595	59,931
		458,842	421,901
Less: Accumulated depreciation and amortization		(343,685)	(288,582)
		$115,157	$133,319

Deferred revenues consist of the following (in thousands):

	December 31,
	2013	2012
Short-term:
Service	$170,701	$156,487
Product	307	595
License	1,400	1,400
	$172,408	$158,482
Long-term:
Service	$83,092	$85,286
Product	—	—
License	4,375	5,775
	$87,467	$91,061

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Accrued expenses	$22,515	$19,165
Accrued co-op expenses	4,629	4,571
Restructuring reserves	11,238	5,347
Warranty obligations	9,475	10,475
Derivative liability	6,780	3,273
Employee stock purchase plan withholding	10,883	10,186
Other accrued liabilities	12,224	10,001
	$77,744	$63,018

7. Restructuring Costs:

In 2013, 2012, and 2011, the Company recorded $48.5 million, $22.0 million, and $9.4 million, respectively, related to restructuring actions that included the elimination or relocation of various positions and the consolidation and elimination of certain facilities. These actions are generally intended to streamline and focus the Company’s efforts and more properly align the Company’s cost structure with its projected future revenue streams.

The following table summarizes the activity of the Company’s restructuring reserves (in thousands):

	Severance/Other	Facilities	Projects Discontinued	Total
Balance at December 31, 2010	$2,524	697	$—	3,221
Additions to the reserve	8,698	698	—	9,396
Cash payments and other usage	(8,736)	(941)	—	(9,677)
Balance at December 31, 2011	$2,486	$454	$—	$2,940
Additions to the reserve	13,090	11,730	—	24,820
Non-cash write-off of leasehold improvements	—	(2,796)	—	(2,796)
Cash payments and other usage	(14,214)	(1,924)	—	(16,138)
Balance at December 31, 2012	$1,362	$7,464	$—	$8,826
Additions to the reserve	10,185	38,231	2,880	51,296
Non-cash write-off of leasehold improvements	—	(3,547)	—	(3,547)
Cash payments and other usage	(10,404)	(8,362)	(2,880)	(21,646)
Balance at December 31, 2013	$1,143	$33,786	$—	$34,929

During 2013, management completed the consolidation and elimination of certain facilities globally and the elimination of approximately four percent of the Company’s global workforce. These actions were generally intended to optimize the organization and manage expenses to gain or improve operating efficiencies and profitability. As a result, the Company recorded approximately $38.2 million in restructuring charges related to idle facilities upon vacating these facilities. Additions to the reserve include $2.8 million of deferred rent that was expensed in prior periods. Additionally, in 2013, we recorded approximately $10.2 million of restructuring charges related to severance and other employee benefits, and approximately $2.9 million of other restructuring charges associated with changes to the Company’s product roadmap as it focuses on products and solutions with greater revenue and margin potential.

During 2012, management completed the consolidation and elimination of certain facilities in order to gain efficiencies, including the combination of its headquarters in San Jose and Santa Clara, California into one new location in San Jose, California. As a result, the Company recorded approximately $11.7 million in restructuring charges related to idle facilities in 2012. Additions to the reserve include $2.8 million of deferred rent that was expensed in prior periods. Additionally, the Company recorded approximately $13.1 million of charges, primarily for severance and other employee benefits, related to restructuring actions approved by management in October 2011 and July 2012. The action plan approved in July 2012 resulted in the elimination of approximately four percent of our global workforce, enabling the Company to focus resources on its product development and product launch initiatives.

During 2011, management completed the consolidation of its Colorado facilities and began the transition of certain engineering and product management and related support functions in its Andover, Massachusetts facility to other locations in order to achieve efficiencies. Restructuring charges relating to these actions primarily included costs for idle facilities and, to a lesser extent, severance and relocation costs for impacted individuals. Additionally, in October 2011, management committed to a restructuring plan designed to better align and allocate resources to more strategic growth areas of the business. These actions were primarily related to the reorganization of its global go-to-market and other organizations. The restructuring plan resulted in the elimination of approximately seven percent of its global workforce with the majority of the reductions taking effect in the fourth quarter of 2011 and first quarter of 2012, enabling the creation of new positions that better aligned with its strategic initiatives. In 2011, the Company recorded approximately $8.7 million of restructuring expenses related to severance and other employee benefits and $0.7 million related to idle facilities.

As of December 31, 2013, the restructuring reserve is primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections and estimated sublease income. Discount rates, cash flow projections and sublease assumptions involve significant judgment, and are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change.

On January 22, 2014, management announced that it will take certain actions designed to better align expenses to the Company’s revenue and gross margin profile and position the Company for improved operating performance. These actions will result in the elimination of approximately 6% of the Company’s global workforce, the significant majority of which will take effect in the first quarter of 2014. Management also approved plans to reduce or eliminate certain leased facilities. The charges expected to be incurred in connection with these actions will be recorded through the third quarter of 2014.

8. Debt:

In September 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain of its subsidiaries from time to time party thereto as guarantors, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. The Credit Agreement provides for a $250.0 million term loan (the “Term Loan”) maturing on September 13, 2018 (the “Maturity Date”) and bears interest at the Company’s option at either a base rate plus a spread of 0.50% to 1.00%, or a reserve adjusted LIBOR rate plus a spread of 1.50% to 2.00% based on the Company’s consolidated leverage ratio for the preceding four fiscal quarters.

The Company entered into the Credit Agreement in conjunction with and for purposes of funding purchases of the Company’s common stock pursuant to a $250.0 million modified “Dutch Auction” self-tender offer announced in September 2013. See Note 13 for further details. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty. Amounts repaid or prepaid may not be reborrowed. The Term Loan is secured by substantially all the assets of certain domestic subsidiaries of the Company, subject to certain exceptions and limitations. The Company is also obligated to pay other customary closing fees, arrangement fees, and administration fees for a credit facility of this size and type. Total debt issuance costs incurred on the Term Loan were approximately $2.7 million and were recorded in prepaid expenses and other current assets, and other assets on the Consolidated Balance Sheets and are being amortized over the life of the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of December 31, 2013.

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

At December 31, 2013, the weighted average interest rate on the Term Loan was 1.99%, the accrued interest on the Term Loan was $0.2 million, and the current and noncurrent portion of the outstanding Term Loan was $6.2 million and $242.2 million, respectively.

The following table sets forth total interest expense recognized related to the Term Loan (in thousands):

2013
Contractual interest expense	$1,605
Amortization of debt issuance costs	178
$1,783

9. Investments and Fair Value Measurements:

The Company had cash and cash equivalents of $392.6 million and $477.1 million at December 31, 2013 and 2012, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At December 31, 2013, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt and equity securities which are summarized as follows: (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2013:
Investments—Short-term:
U.S. government securities	$19,792	$9	$—	$19,801
U.S. government agency securities	38,388	16	(3)	38,401
Non-U.S. government securities	13,734	10	—	13,744
Corporate debt securities	62,720	22	(4)	62,738
Total investments – short-term	$134,634	$57	$(7)	$134,684
Investments—Long-term:
U.S. government securities	$12,252	$8	$—	$12,260
U.S. government agency securities	30,627	12	(3)	30,636
Non-U.S. government securities	2,305	4	—	2,309
Corporate debt securities	11,152	15	—	11,167
Total investments – long-term	$56,336	$39	$(3)	$56,372
Balances at December 31, 2012:
Investments—Short-term:
U.S. government securities	$24,205	$3	$—	$24,208
U.S. government agency securities	101,036	39	(5)	101,070
Non-U.S. government securities	1,527	—	—	1,527
Corporate debt securities	70,386	20	(15)	70,391
Total investments – short-term	$197,154	$62	$(20)	$197,196
Investments—Long-term:
U.S. government securities	$6,396	$4	$—	$6,400
U.S. government agency securities	22,145	17	(2)	22,160
Non-U.S. government securities	422	—	—	422
Corporate debt securities	21,368	—	(17)	21,351
Total investments – long-term	$50,331	$21	$(19)	$50,333

As of December 31, 2013, the Company’s total cash and cash equivalents and investments held in the United States totaled $167.1 million with the remaining $416.6 million held by various foreign subsidiaries outside of the United States.

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

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those securities that are categorized as cash equivalents, with unrealized losses, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2013:
U.S. government agency securities	5,533	(6)	—	—	5,533	(6)
Corporate debt securities	9,837	(3)	1,504	(1)	11,341	(4)
Total investments	$15,370	$(9)	$1,504	$(1)	$16,874	$(10)
December 31, 2012:
U.S. government agency securities	21,768	(7)	—	—	21,768	(7)
Corporate debt securities	43,743	(32)	1,999	—	45,742	(32)
Total investments	$65,511	$(39)	$1,999	$—	$67,510	$(39)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis, and the amount of the write-down is accounted for as a realized loss and included in earnings. As of December 31, 2013 and 2012, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

For strategic reasons the Company has made various investments in private companies. The cost method of accounting is used to account for these investments as we hold a non-material ownership percentage and are written down to their estimated net realizable value when indications exist that these investments have been impaired. These investments are recorded in other assets in the Company’s Consolidated Balance Sheets and totaled $2.0 million at both December 31, 2013 and 2012.

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

As of December 31, 2013, the Company’s fixed income available-for-sale securities include U.S. Treasury securities and other government agencies (48%), corporate bonds (23%), commercial paper (13%), non-U.S. government securities (8%), and money market funds (8%). Included in available-for-sale securities is approximately $20.1 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

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

The Company’s Term Loan under its Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. See Note 8. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purpose. At December 31, 2013, the carrying amount of the Term Loan approximated its estimated fair value based on observable market inputs.

During 2013, there were no transfers between the different levels of fair value measurements. At December 31, 2013, the fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs (in thousands):

		Fair Value Measurements at Reporting Date Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities(a)	$211,151	$17,596	$193,555
Foreign currency forward contracts(b)	$6,748	$—	$6,748
Liabilities:
Foreign currency forward contracts(c)	$6,780	$—	$6,780

(a)	Included in cash and cash equivalents and short- and long-term investments on the Company’s Consolidated Balance Sheets.
(b)	Included in short-term derivative asset as prepaid expenses and other current assets on the Company’s Consolidated Balance Sheets.
(c)	Included in short-term derivative liability as other accrued liabilities on the Company’s Consolidated Balance Sheets.

10. Business Risks and Credit Concentration:

The Company sells products and services which serve the communications equipment market globally. Substantially all of the Company’s revenues are derived from sales of its products and their related services. A substantial majority of the Company’s revenue is from value-added resellers, distributors and service providers. In 2013, 2012 and 2011, one channel partner, ScanSource Communications, accounted for 16%, 14%, and 14%, respectively, of the Company’s total net revenues. Any factors adversely affecting demand or supply for these products or services could materially adversely affect the Company’s business and financial performance. In particular, economic conditions worldwide have contributed from time to time to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which the Company operates. The Company has become increasingly exposed to these adverse changes in general economic conditions, which can result in reductions in capital expenditures by end-user customers for its products, longer sales cycles, the deferral or delay of purchase commitments for its products, and increased competition. These factors have adversely impacted the Company’s operating results in recent periods. Global economic concerns such as the varying pace of global economic recovery and the slowdown of government spending and softer demand in certain regions continue to create uncertainty and unpredictability which cause the Company to continue to be cautious about its future outlook. A global economic downturn would negatively impact technology spending for the Company’s products and services and could materially adversely affect its business, operating results and financial condition.

The Company subcontracts the manufacture of most of its products to Celestica, Askey, Foxconn and VTech, which are all third-party contract manufacturers. The Company uses Celestica’s facilities in Thailand and China, and Askey’s, Foxconn’s and VTech’s facilities in China and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or economic or political difficulties in any of these countries or in Asia or for any other reason, such disruption would harm its business and results of operations. While the Company had begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means the Company is essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from the Company as it grows its business, or is otherwise unable to meet the Company’s current or future production requirements the Company would experience a delay or inability to ship its products, which would have an immediate negative impact on its revenues. Moreover, any incapacitation of any of the Company’s or its subcontractors’ manufacturing sites, due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, the Company may not be able to meet demand for its products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm its reputation. In addition, operating in the international environment exposes the Company to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm the Company’s business and results of operations.

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

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The Company’s credit risk may increase with the expansion of Polycom’s product offerings as customers place larger orders for initial stocking orders and its growth in emerging markets. There can be no assurance that the Company’s credit loss experience will remain at or near historical levels. At December 31, 2013, one customer from the Americas segment, ScanSource Communications, accounted for 11% of total gross accounts receivable. At December 31, 2012, no single customer accounted for more than 10% of gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. There were no such charges in 2013, 2012 and 2011.

11. Commitments and Contingencies:

Litigation and SEC Investigation:

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company expects that the number and significance of these matters will increase over time. In particular, the Company expects to face an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record a reserve for the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Following the July 23, 2013 announcement regarding the departure of the Company’s former CEO, the SEC initiated an investigation, a class action lawsuit was filed, and two derivative lawsuits were filed, all as described below.

SEC Investigation

In July 2013, the Company was informed that the SEC was investigating the Audit Committee’s review of Mr. Miller’s expenses and his resignation. The investigation is ongoing, and the SEC has requested information from the Company. The Company is cooperating with the investigation.

Class Action Lawsuit

On July 26, 2013, a purported shareholder class action suit was filed in the United States District Court for the Northern District of California against Polycom and certain of its current and former officers and directors. The lawsuit alleges that, between July 24, 2012 and July 23, 2013, Polycom issued materially false and misleading statements or failed to disclose information regarding Polycom’s business, operational and compliance policies, including with respect to its former Chief Executive Officer’s expense submissions and the Company’s internal controls, alleges that the Company’s financial statements were materially false and misleading, and alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. Pursuant to the schedule entered by the Court, the lead plaintiff will file an amended consolidated complaint by February 24, 2014. At this time, the Company is unable to estimate any range of reasonably possible loss relating to the action.

Derivative Lawsuits

On August 21, 2013 and October 16, 2013, two purported shareholder derivative suits were filed in the United States District Court for the Northern District of California against certain of Polycom’s current and former officers and directors. On October 31, 2013, these two federal derivative actions were consolidated into one case. Plaintiffs have designated an operative complaint. On February 7, 2014, the Company filed motions to dismiss the complaint.

On November 22, 2013 and December 13, 2013, two purported shareholder derivative suits were filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s current and former officers and directors. On January 31, 2014, these two California state derivative actions were consolidated into one case. Pursuant to the schedule entered by the Court, plaintiffs will file or designate an operative complaint by March 17, 2014.

The Federal and California state consolidated derivative lawsuits purport to assert claims on behalf of the Company, which is named as a nominal defendant in the actions. The complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to Polycom’s former Chief Executive Officer’s expense submissions and the Company’s internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused Polycom to repurchase its own stock at artificially inflated prices. The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief. At this time, the Company is unable to estimate any range of reasonably possible loss relating to the actions.

Standby Letters of Credit:

The Company has standby letters of credit totaling approximately $7.3 million and $7.6 million at December 31, 2013 and 2012, respectively.

License Agreements:

The Company enters into various license agreements in the normal course of business and the cost of these agreements are amortized over the expected life of the respective agreements. The cost of these agreements and the amounts amortized in the years presented, both combined and individually, are not significant.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2014 and 2023. As of December 31, 2013, the following future minimum lease payments are due under the current lease obligations (in thousands). There were no sublease income assumptions included in the future minimum lease payments, as the amounts are not material. In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance.

Minimum Lease Payments
Year Ending December 31,
2014	$32,637
2015	27,294
2016	20,125
2017	17,701
2018	15,592
Thereafter	48,839
Total	$162,188

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease, which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2013, 2012, and 2011 was $32.2 million, $32.8 million, and $28.5 million, respectively. The difference between the monthly contractual rental payment and the straight-line monthly lease obligation for a multi-year lease agreement is accounted for as a deferred lease obligation. The short-term deferred lease obligation included in other accrued liabilities was $1.0 million and less than $0.1 million as of December 31, 2013 and 2012, respectively. The long-term deferred lease obligation included in other long-term liabilities was $16.0 million and $11.3 million as of December 31, 2013 and 2012, respectively. In the event the Company does not exercise its option to extend the term of any of its leases, or when any of these leases expire, the Company may incur certain costs to restore the properties to conditions in place at the time of commencement of the lease. The Company is unable to estimate the fair value of these restoration costs as these costs cannot be determined until the end of the lease term and at times can be based on the landlord’s discretion and subsequent negotiations between the landlord and the Company. However, the Company does not believe that these costs would be significant.

12. Foreign Currency Derivatives:

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2013 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	3,022	$1,290	Buy	—	$—	—
Brazilian Real	8,460	$3,557	Sell	—	$—	—
British Pound	3,978	$6,540	Buy	10,595	$16,750	Buy
British Pound	2,338	$3,863	Sell	13,176	$20,422	Sell
Euro	2,983	$4,110	Buy	11,608	$15,640	Buy
Euro	6,463	$8,892	Sell	48,654	$65,842	Sell
Israeli Shekel	22,156	$6,394	Buy	49,055	$13,103	Buy
Israeli Shekel	58,148	$16,670	Sell	—	$—	—
Japanese Yen	333,876	$3,180	Buy	—	$—	—
Japanese Yen	741,012	$7,137	Sell	—	$—	—
Mexican Peso	9,289	$710	Buy	—	$—	—
Mexican Peso	20,547	$1,564	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the consolidated statement of operations for the twelve months ended December 31, 2013 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Foreign exchange contracts	Interest and other income (expense), net	$(411)

Cash Flow Hedges

The Company’s foreign exchange risk management program objective is to reduce volatility in the Company’s economic value from unanticipated foreign currency fluctuations. The Company designates forward contracts as cash flow hedges of foreign currency revenues and expenses, primarily the Chinese Yuan, Euro, British Pound and Israeli Shekel. All foreign exchange contracts are carried at fair value on the consolidated balance sheets and the maximum duration of foreign exchange forward contracts do not exceed thirteen months. Speculation is prohibited by policy.

To receive hedge accounting treatment, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in accumulated other comprehensive income until they are reclassified to revenue, cost of revenues, or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded in interest and other income (expense), net over the life of the contract together with any ineffective portion of the hedge.

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations (in thousands):

	Year Ended December 31, 2013
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing(a)
Foreign exchange contracts	$1,374	Product revenues	$207	Interest and other income (expense), net	$368
		Cost of revenues	279
		Sales and marketing	233
		Research and development	1,425
		General and administrative	164
Total	$1,374		$2,308		$368

	Year Ended December 31, 2012
	Gain or (Loss) Recognized in OCI—Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income—Effective Portion	Gain or (Loss) Reclassified from OCI into Income— Effective Portion	Location of Gain or (Loss) Recognized—Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized— Ineffective Portion and Amount Excluded from Effectiveness Testing(a)
Foreign exchange contracts	$1,018	Product revenues	$7,133	Interest and other income (expense), net	$42
		Cost of revenues	(607)
		Sales and marketing	(974)
		Research and development	(774)
		General and administrative	(1,044)
Total	$1,018		$3,734		$42

(a)	For the year ended December 31, 2013, there were no gains or losses for the ineffective portion. For the year ended December 31, 2012, the loss recorded for the ineffective portion was immaterial.

As of December 31, 2013, the Company estimated all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the years ended December 31, 2013 and 2012, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2013 of the outstanding cash flow hedges, all of which are carried at fair value on the consolidated balance sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	91,600	$14,973	Buy	—	$—	—
Euro	—	$—	—	25,192	$33,301	Buy
Euro	—	$—	—	54,146	$71,802	Sell
British Pound	—	$—	—	20,705	$32,115	Buy
British Pound	—	$—	—	18,824	$29,421	Sell
Israeli Shekel	—	$—	—	87,345	$24,085	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of December 31, 2013. See Note 9 of Notes to Consolidated Financial Statements for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the Consolidated Financial Statements on a recurring basis. The following table sets forth the Company’s derivative instruments measured at gross fair value as reflected in the consolidated balance sheets as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013		December 31, 2012
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets(a):
Foreign exchange contracts	$4,457	$2,291	$2,992	$1,166
Derivative liabilities(b):
Foreign exchange contracts	$4,235	$2,545	$1,760	$1,513

(a)	All derivative assets are recorded as prepaid expenses and other current assets in the Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the Consolidated Balance Sheets.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties. These arrangements afford the right to net derivative assets against liabilities with the same counterparty. Under certain default provisions, the Company has the right to setoff any other amounts payable to the payee whether or not arising under this agreement. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis in the consolidated balance sheets.

The following table sets forth the offsetting of derivative assets as of December 31, 2013 and 2012 (in thousands):

		Gross	Net Amounts	Gross Amounts Not Offset in the
	Gross	Amounts	Of Assets	Consolidated Balance Sheets
	Amounts of	Offset in the	Presented In the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Assets	Balance Sheets	Balance Sheets	Instruments	Pledged	Amount
As of December 31, 2013:
Foreign exchange contracts	$6,748	$—	$6,748	$(5,643)	$—	$1,105
As of December 31, 2012:
Foreign exchange contracts	$4,158	$—	$4,158	$(3,227)	$—	$931

The following table sets forth the offsetting of derivative liabilities as of December 31, 2013 and 2012 (in thousands):

		Gross	Net Amounts	Gross Amounts Not Offset in the
	Gross	Amounts	Of Assets	Consolidated Balance Sheets
	Amounts of	Offset in the	Presented In the		Cash
	Recognized	Consolidated	Consolidated	Financial	Collateral	Net
	Liabilities	Balance Sheets	Balance Sheets	Instruments	Pledged	Amount
As of December 31, 2013:
Foreign exchange contracts	$6,780	$—	$6,780	$(5,643)	$—	$1,137
As of December 31, 2012:
Foreign exchange contracts	$3,273	$—	$3,273	$(3,227)	$—	$46

13. Stockholders’ Equity and Stock-based Employee Benefit Plans:

Share Repurchase Programs:

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or through privately negotiated transactions. During the years ended December 31, 2013 and 2012, the Company purchased 45.2 million shares and 5.1 million shares, respectively, of common stock for cash of $502.3 million and $55.0 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over the fair value based on the calculated average price in equity is recorded as a charge to retained earnings.

In September 2013, the Company announced that its Board of Directors had authorized the repurchase of $400.0 million, or approximately 20 percent, of the Company’s outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent open market purchases or privately negotiated transactions. The Company funded the program with $150.0 million in cash and its $250.0 million Term Loan (see Note 8).

Modified “Dutch Auction” Self-Tender Offer

The Tender Offer expired on October 30, 2013. The Company accepted for payment an aggregate of 27.4 million shares of its common stock at a purchase price of $10.40 per share, for an aggregate cost of approximately $285.4 million, excluding fees and expenses relating to the Tender Offer. The excess of the purchase price over the fair value on the date the shares were tendered was not material and no charge was recorded in the Company’s Consolidated Statements of Operations. The costs associated with the Tender Offer were accounted for as an adjustment to the stockholder’s equity.

Accelerated Share Repurchase Agreements

On December 4, 2013, the Company entered into separate accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $114.6 million of common stock as part of the concluding phase of the Company’s $400.0 million Return of Capital Program. Under the terms of the ASR agreements, the Company paid an aggregate $114.6 million of cash and received an initial delivery of approximately 8.0 million shares on December 5, 2013 that were valued at approximately $86.7 million, based on the closing price of the Company’s stock on the date of delivery. Those initially repurchased shares were retired and accounted for as a reduction to stockholder’s equity. The final number of shares to be repurchased will be based on the Company’s volume-weighted average stock price (“VWAP”) less an agreed upon discount during the term of the transactions. The purchase price for the shares to be settled pursuant to the holdback provision of the ASR agreements was approximately $27.9 million, based on the closing price of the Company’s stock on December 5, 2013, and was accounted for as a forward contract indexed to the Company’s own common stock, which was classified as an equity instrument and was recorded as a decrease in additional paid-in capital on the Consolidated Statements of Stockholders’ Equity. The costs associated with the ASR transactions were recorded as an adjustment to the stockholder’s equity. Additionally, the Company accounted for the ASR transactions as repurchases of common stock for the purpose of calculating its earnings per share. The transactions are expected to be completed by June 30, 2014 or earlier at the option of the counterparties, or later under certain circumstances. The terms of the ASR agreements are subject to changes if the Company were to enter into or announce certain types of transactions. If the Company is obligated to make an adjustment payment, based on the VWAP, to the counterparties upon settlement, the Company may elect to satisfy such obligation in cash or in shares of Polycom’s common stock.

Accumulated Other Comprehensive Income:

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component for the year ended December 31, 2013 (in thousands). The tax effects were not shown separately, as the impacts were not material.

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total

Balance as of December 31, 2012	$1,014	$2	$3,180	$4,196
Other comprehensive income before reclassifications	1,374	18	1,039	2,431
Amounts reclassified from accumulated other comprehensive income (a)	(2,308)	53	—	(2,255)
Net current-period other comprehensive income	(934)	71	1,039	176
Balance as of December 31, 2013	$80	$73	$4,219	$4,372

(a)

See Note 12 for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into interest and other income (expense), net in the Consolidated Statements of Operations, net of taxes.

Stock Option Plans:

On May 26, 2011, stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”) and reserved for issuance under the 2011 Plan 19,800,000 shares, terminating any remaining shares available for grant under the 2004 Equity Incentive Plan (“2004 Plan”) as of such date. To the extent any shares, not to exceed 13,636,548 shares, would be returned to the 2004 Plan or the 1996 Stock Incentive Plan (“1996 Plan”) as a result of expiration, cancellation or forfeiture, those shares instead are added to the reserve of shares available under the 2011 Plan.

Under the terms of the 2004 Plan and the 2011 Plan, options may not be granted at prices lower than fair market value at the date of grant. Options granted expire seven years from the date of grant and are only exercisable upon vesting. The Company settles employee stock option exercises with newly issued common shares. There were no options granted in 2013 and 2011. In 2012, the Company granted 479,571 non-qualified stock option shares to certain employees. Per the terms of the option grant, 50% of the options vest on the one year anniversary of the grant date and the remaining 50% will vest on the second anniversary of the grant date. The weighted-average estimated fair value of non-qualified stock options granted in 2012 was $4.45 per share.

Performance Shares and Restricted Stock Units:

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units (“RSUs”) under the 2011 Plan to officers, non-employee directors, and certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. Such awards will be earned only if performance targets over the performance periods established by or under the direction of the Compensation Committee are met. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria are deemed achieved, performance shares will vest from one to three years from the anniversary of the grant date. RSUs are time-based awards that generally vest over a period of one to three years from the date of grant.

During 2013, 2012, and 2011, the Company granted performance shares to certain employees and executives which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the NASDAQ Composite Index. Such performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index companies over each performance period.

The Company also granted RSUs during 2013, 2012 and 2011. The fair value of RSUs is based on the closing market price of the Company’s common stock on the date of award. The awards generally vest over one to three years in equal annual installments on each anniversary of the date of grant and will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for the RSUs is recognized using the graded vesting method.

During 2013, 2012, and 2011, the Company granted non-employee directors annual awards of RSUs. The awards vest quarterly over approximately one year from the date of grant. The fair value of these awards is the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

Activity under the above plans for the year ended December 31, 2013 was as follows:

		Outstanding Options			Aggregate Intrinsic Value (in thousands)
	Shares Available for Grant(1)	Number of Shares	Weighted Avg Exercise Price	Weighted Avg Contractual Term (Years)
Balances, December 31, 2012	9,230,011	1,440,133	$12.68
Additional shares available for grant (2)	10,500,000	—	—
Performance shares granted	(3,202,038)	—	—
Performance shares forfeited	3,808,784	—	—
Restricted stock units granted	(9,802,302)	—	—
Restricted stock units forfeited	3,277,890	—	—
Options granted	—	—	—
Options exercised	—	(282,396)	$10.10
Options forfeited	460,519	(460,519)	$12.80
Options expired	(70)	—	—
Balances, December 31, 2013	14,272,794	697,218	$13.64
Options vested and expected to vest as of December 31, 2013 (3)	—	689,924	$13.66	2.73	$36

(1)	For purposes of this table, shares are counted on a fungible basis for full value award activity.
(2)	Approved by stockholders on June 5, 2013.
(3)	Options expected to vest are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

The total pre-tax intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $0.3 million, $3.1 million and $19.3 million, respectively.

As of December 31, 2013, 2012, and 2011, 525,180, 963,873, and 1,644,733 outstanding options were exercisable at a weighted average exercise price of $14.31, $13.22, and $11.37, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2013, are as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75-$0.75	3,477	2.44	$0.75	3,100		$0.75
$11.61-$11.61	351,818	5.02	$11.61	180,157		$11.61
$11.67-$16.65	198,133	0.66	$14.72	198,133		$14.72
$17.42-$17.42	143,790	0.10	$17.42	143,790		$17.42
	697,218	2.76	$13.64	525,180	1.97	$14.31

The aggregate intrinsic value of stock options outstanding and stock options exercisable at December 31, 2013 was approximately $36,000 and $32,000, respectively.

As of December 31, 2013, total compensation cost related to nonvested stock options not yet recognized was $0.3 million, which is expected to be recognized over the next 5 months on a weighted-average basis.

The following table summarizes the changes in unvested performance shares and RSUs and non-employee director RSUs for 2013:

	Number of Shares (1)	Weighted Avg Grant Date Fair Value
Unvested shares at December 31, 2012	8,305,508	$17.03
Performance shares granted	1,836,284	$9.30
Restricted stock units granted (2)	5,870,349	$10.24
Performance shares vested and issued	(156,128)	$9.74
Restricted stock units vested and issued	(2,672,336)	$15.98
Performance shares forfeited	(2,096,944)	$15.95
Restricted stock units forfeited	(1,881,271)	$13.29
Unvested shares at December 31, 2013	9,205,462	$12.59

(1)	For purposes of this table, shares are counted on a one-for-one basis, not on a fungible share counting basis.
(2)	Includes 126,666 restricted stock units granted to non-employee directors.

As of December 31, 2013, there was approximately $65.1 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted-average period of 13 months. The total fair value of shares vested in 2013, 2012, and 2011 was $44.2 million, $43.4 million, and $36.6 million, respectively.

Employee Stock Purchase Plan:

During the third quarter of 2011, the Company revised the administration of its Employee Stock Purchase Plan (“ESPP”) from a six-month offering and purchase period to a two-year offering period with four six-month purchase periods. Under the current ESPP, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase period (each January and July). Participants lock in a purchase price per share at the beginning of the offering period upon plan enrollment. If the stock price on any subsequent offering period enrollment date is less than the lock-in price, the ESPP has a reset feature that automatically withdraws and re-enrolls participants into a new two-year offering period. Further, the ESPP permits participants to increase or decrease contribution elections at the end of a purchase period for future purchase periods within the same offering period. Shares are purchased through employees’ payroll deductions, currently up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock in any one calendar year period, or 10,000 shares of common stock on any one purchase date. As of December 31, 2013, there were 5,259,136 shares available to be issued under the ESPP. During 2013, 2012, and 2011, 2,904,287 shares, 1,867,683 shares, and 1,143,614 shares, respectively, were purchased at an average per share price of $7.41, $11.24, and $15.19, respectively.

The Company modified the terms of certain existing awards under its ESPP. The modifications that occurred in 2013 were due to increases in contribution elections for future purchase periods by certain participants, as well as a result of the stock price as of the new offering period date being lower than it was on the initial enrollment date, which triggered the reset and rollover feature of the ESPP and resulted in a cumulative $1.4 million of incremental expenses to be recognized over the vesting period. Approximately $7.9 million of incremental expenses (including those from modifications that occurred in 2012) was recognized in 2013. The modifications that occurred in 2012 were due to the stock price as of the new offering period date being lower than it was on the initial enrollment date, which triggered the reset and rollover feature of the ESPP and resulted in a cumulative $20.6 million of incremental expenses, $10.2 million of which was recognized in 2012. There were no such modifications in 2011.

Valuation and Information

Stock-based Compensation Expense

The following table summarizes stock-based compensation expense recorded and its allocation within the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cost of sales—product	$2,892	$3,593	$2,501
Cost of sales—service	5,852	6,611	3,766
Stock-based compensation expense included in cost of sales	8,744	10,204	6,267
Sales and marketing	26,570	36,791	27,022
Research and development	15,634	20,195	14,850
General and administrative	13,517	21,571	15,714
Stock-based compensation expense included in operating expenses	55,721	78,557	57,586
Stock-based compensation expense	64,465	88,761	63,853
Less: tax benefit	11,174	21,880	5,134
Stock-based compensation costs related to employee equity awards and employee stock purchases, net of tax	$53,291	$66,881	$58,719

Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level. In 2013, the Company capitalized approximately $0.2 million of stock-based compensation costs in accordance with the Company’s accounting policy for software development costs. There were no such costs capitalized in 2012 and 2011.

Valuation Assumptions:

The weighted-average estimated fair value of stock options granted in 2012 was $4.45 per share. The Company did not grant any stock options in 2013 and 2011.

The fair value of each employee stock option grant was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

2012
Expected volatility	51.24%
Risk-free interest rate	0.5%
Expected dividends	—%
Expected life (yrs)	3.70

The estimated fair value per share of employee stock purchase rights granted pursuant to ESPP in 2013, 2012, and 2011 ranged from $2.60 to $4.57, from $2.69 to $8.40, and from $5.51 to $9.98, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	2013	2012	2011
Expected volatility	42.40-48.89%	48.27-61.78%	39.57%
Risk-free interest rate	0.08-0.35%	0.09-0.24%	0.24%
Expected dividends	—%	—%	—%
Expected life (yrs)	0.5-2.0	0.5-2.0	1.03

The fair value of stock options and employee stock purchase rights is recognized as expense using the graded vesting method.

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

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company’s employee stock options and stock purchase rights.

The dividend yield assumption is based on the Company’s history of not paying dividends and no future expectations of dividend payouts.

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of its stock-based awards. The expected life of employee stock purchase rights represents the contractual terms of the underlying program.

As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical experience and revised in subsequent periods if actual forfeitures differ from those estimates.

14. Employee Benefits Plans:

401(k) Plan:

The Company has a 401(k) Plan (the Polycom 401(k) Plan), which covers the majority of employees in the United States. Each eligible employee may elect to contribute to the Polycom 401(k) Plan, through payroll deductions, the lesser of 60% of their eligible compensation or $17,500 in 2013, subject to current statutory limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company, at the discretion of the Board of Directors, may make matching contributions to the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. For the 2013, 2012, and 2011 fiscal years, the maximum Company cash match was $2,000 per participating employee per year. The Polycom 401(k) Plan provides that employees who are projected to be age 50 or older by the end of each year and have elected to contribute to the Polycom 401(k) Plan may also make a catch-up contribution of up to $5,500.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $3.0 million in each year of 2013, 2012, and 2011.

15. Income Taxes:

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Income tax expense from continuing operations:
Current
Federal	$(953)	$44,569	$3,825
State	(72)	3,283	2,240
Foreign	8,604	9,488	6,445
	7,579	57,340	12,510
Deferred
Federal	(10,715)	(13,372)	(3,528)
State	(818)	(1,308)	433
Foreign	285	(3,193)	(3,191)
	(11,248)	(17,873)	(6,286)
Total income tax expense (benefit) from continuing operations	$(3,669)	$39,467	$6,224
Income tax expense (benefit) from discontinued operations	$96	$(29,311)	$6,160

Included in income tax (benefit) expense from discontinued operations in 2012 is a tax benefit of $35.4 million recorded on the sale of the Company’s EWS business, as discussed in Note 3.

Income from continuing operations before income taxes is categorized geographically as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$(17,823)	$(37,025)	$25,394
Foreign	(4,381)	39,523	105,760
Total income (loss) from continuing operations before income taxes	$(22,204)	$2,498	$131,154

The Company’s tax provision from continuing operations differs from the provision computed using statutory tax rates as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Federal tax at statutory rate	$(7,771)	$2,194	$46,827
State taxes, net of federal benefit	(1,571)	2,354	2,673
Non-deductible share based compensation	2,900	6,143	3,467
Foreign income at tax rates different than U.S. rates	7,104	(10,176)	(37,980)
Changes in reserves for uncertain tax positions	(2,497)	(3,926)	(8,852)
Research and development tax credit	(4,243)	(268)	(3,008)
Domestic production activities deduction	(757)	(1,136)	(574)
Gain on intercompany debt	—	36,163	—
Non-deductible executive compensation	460	358	438
Subpart F income	716	657	657
Non-deductible acquisition and divestiture costs	(355)	4,782	1,025
Sale of intellectual property	2,947	2,356	1,424
Foreign tax credit	(359)	(264)	(211)
Other	(243)	230	338
Tax provision (benefit)	$(3,669)	$39,467	$6,224

During 2012, the Company implemented a global restructuring program that was designed to accommodate the trend toward more software and virtual based solutions versus a traditional hardware distribution model. As part of the restructuring, $38.8 million in federal and state taxes were recorded in 2012 on the financing of the global restructuring.

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2013	2012
Property and equipment, net, principally due to differences in depreciation	$6,508	$8,208
Capitalized research and development costs	425	504
Acquired intangibles	3,742	2,274
Inventory	6,910	5,887
Restructuring reserves	10,214	2,851
Deferred revenue	13,699	13,964
Other reserves	17,570	16,442
Share-based compensation	15,906	20,065
Net operating loss and capital loss carryforwards	2,511	3,302
Tax credit carryforwards	16,457	12,977
Deferred tax asset	93,942	86,474
Acquired intangibles	(2,249)	(6,226)
Net deferred tax asset before valuation allowance	$91,693	$80,248
Valuation allowance	(3,359)	(3,161)
Net deferred tax asset, net of valuation allowance	$88,334	$77,087

As of December 31, 2013, the Company had approximately $1.3 million in tax effected net operating loss carryforwards, $1.2 million in tax effected capital loss carryforwards, and $16.5 million in tax effected credit carryforwards. All of the net operating loss carryforwards and $0.1 million in credits relate to acquisitions and, as a result, are limited in the amount that can be recognized in any one year. The capital loss and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2015. Included in the net deferred tax asset balance is a $3.4 million valuation allowance, $2.9 million of which relates to research credits in a jurisdiction with a history of credits in excess of taxable profits, and $0.5 million of which relates to foreign tax credit carryforwards.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2013, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $304.4 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reductions of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that were credited to stockholders’ equity were approximately $5.1 million and $13.7 million for the years ended December 31, 2012, and 2011, respectively.

The Company has been granted a beneficial tax status by the Israeli tax authorities for income earned in Israel. Under the terms, the Company is eligible for significant tax rate reductions following the first year in which the Company has Israeli taxable income after consideration of tax losses carried forward. The tax rates for 2013, 2012 and 2011 were 9.1%, 5.0% and 3.8%, respectively. The Company successfully applied for an extension of the beneficial tax status in 2012 and has been granted tax rate reductions effective through 2021. The Company realized tax savings of $0.1 million in 2013, $4.8 million in 2012 ($0.03 per diluted share) and $5.2 million in 2011 ($0.03 per diluted share). There was no material impact on earnings per share for the Israel tax savings in 2013. The reduced tax rates, as well as other tax benefits, are conditional upon the Company fulfilling the terms stipulated under the Israeli law for the Encouragement of Capital Investments of 1959.

Effective 2008, the Company has been granted a beneficial tax status by the Singapore Economic Development Board for income earned in Singapore. Under the terms, the Company is eligible for a tax rate reduction from 17% to 10% on qualified income. The reduced tax rate is conditional upon fulfillment of the terms stipulated by the Singapore Economic Development Board and is currently effective through 2013. In 2013, the Company was granted an extension of the beneficial tax status for subsequent periods through 2015. The Company expects to reapply for subsequent periods after expiration. The tax savings realized were $0.3 million in 2013, $0.6 million in 2012, and $0.5 million in 2011. The tax holiday in Singapore did not have a material impact on earnings per share.

In addition, beginning in 2008, the Company’s subsidiary in China was granted High-New Technology Enterprise (“HNTE”) Recognition under which the Company’s tax rate is reduced from 25% to 15%. The tax savings realized were $1.1 million in 2013 ($0.01 per diluted share) and $0.7 million in 2011. There were no tax savings in 2012. From 2014 the Company may not qualify for the HNTE status and will apply for recognition as a Total Advisory Services Corporation (“TASC”). The rate reduction would be from 25% to 15%. The tax holiday in China did not have a material impact on earnings per share unless noted.

Also in 2008, the Company’s subsidiary in Thailand was granted Regional Headquarters Status (“RHS”). Under the RHS status, the statutory tax rate of 20% was reduced to 10% in 2013, from 23% to 10% in 2012, and from 30% to 10% in 2011. The associated tax savings were $0.2 million in 2013, $0.3 million in 2012, and $0.5 million in 2011. The beneficial tax status for Thailand will remain in effect as long as the Company meets the statutory requirements for qualification. The tax holiday in Thailand did not have a material impact on earnings per share for any year.

In 2013, the Company recorded reserve reductions of $2.4 million, all of which were due to the expiration of statutes of limitation in both the U.S and foreign jurisdictions.

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

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated (in thousands):

	December 31,
	2013	2012	2011
Beginning balance	$23,049	$32,408	$36,923
Additions based on tax positions taken during a prior period	—	304	1,130
Reductions based on tax positions taken during a prior period	—	(5,690)	(415)
Additions based on tax positions taken during the current period	1,414	310	2,411
Reductions related to settlement of tax matters	—	(807)	(6,873)
Reductions related to a lapse of applicable statute of limitations	(2,451)	(3,476)	(768)
Ending balance	$22,012	$23,049	$32,408

Included in the balance as of December 31, 2013 is $22.0 million of unrecognized tax benefits which would affect income tax expense if recognized.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of both December 31, 2013 and 2012, the Company had approximately $1.5 million of accrued interest and penalties related to uncertain tax positions.

By the end of 2014, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations or the resolutions of ongoing audits in various jurisdictions. The Company anticipates that the reduction in 2014 will approximate $0.9 million and the reserve releases would be recorded as adjustments to tax expense in the period released.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2010. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2007 except Hong Kong and Singapore, which have been concluded for years through 2006 and India, which is closed for years up through March 1, 2004; Brazil, China, and Israel, which have been concluded for years through 2008 and France and the United Kingdom which have been concluded for years through 2009.

16. Net Income Per Share:

The following table sets forth the computation of basic and diluted income (loss) per share (in thousands, except per-share amounts):

	Year ended December 31,
	2013	2012	2011
Numerator
Net income (loss) per share from continuing operations	$(18,535)	$(36,969)	$124,930
Income from discontinued operations, net of taxes	—	9,888	9,906
Gain from sale of discontinued operations, net of taxes	459	35,425	—
Net income (loss)	$(18,076)	$8,344	$134,836

Denominator
Weighted average shares outstanding, basic	167,272	176,878	176,426
Effect of dilutive potential common shares	—	—	4,769
Weighted average shares outstanding, diluted	167,272	176,878	181,195

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.11)	$(0.21)	$0.71
Income from discontinued operations, net of taxes	—	0.06	0.06
Gain from sale of discontinued operations, net of taxes	—	0.20	—
	$(0.11)	$0.05	$0.76
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.11)	$(0.21)	$0.69
Income from discontinued operations, net of taxes	—	0.06	0.05
Gain from sale of discontinued operations, net of taxes	—	0.20	—
	$(0.11)	$0.05	$0.74

Antidilutive employee stock-based awards, excluded	5,045	4,998	—

The basic and diluted weighted average shares outstanding for 2013 reflected the 27.4 million shares of common stock repurchased and retired on October 30, 2013 pursuant to the Tender Offer program and the initial delivery of 8.0 million shares of common stock repurchased and retired on December 5, 2013 pursuant to the ASR agreements. See Note 13 for further information.

Diluted shares outstanding include the dilutive effect of in-the-money employee equity share options, unvested performance shares, restricted stock units, and stock purchase rights under ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect is antidilutive.

17. Business Segment Information:

The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consist of North America and CALA reporting units, (2) EMEA and (3) APAC. The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance. Effective January 1, 2013, the Company began to allocate certain service costs previously reported within the Americas segment into both the EMEA and APAC segments in order to more appropriately align costs among the segments with the associated revenues. As such, all prior periods reported were also reclassified to conform to the current year presentation.

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

Financial information for each reportable geographical segment as of and for the fiscal years ended December 31, 2013, 2012, and 2011, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (CODM), its Chief Executive Officer, is as follows (in thousands) :

	Americas	EMEA	APAC	Total
2013:
Revenue*	$694,522	$338,035	$335,832	$1,368,389
% of total revenue	50%	25%	25%	100%
Contribution margin	270,786	142,686	136,462	549,934
% of segment revenue	39%	42%	41%	40%
2012:
Revenue*	$689,099	$345,723	$357,806	$1,392,628
% of total revenue	49%	25%	26%	100%
Contribution margin	281,229	138,886	147,699	567,814
% of segment revenue	41%	40%	41%	41%
2011:
Revenue*	$693,288	$347,703	$361,198	$1,402,189
% of total revenue	49%	25%	26%	100%
Contribution margin	280,259	141,421	175,242	596,922
% of segment revenue	40%	41%	49%	43%

At December 31, 2013:
Gross accounts receivable	86,243	71,970	66,921	225,134
% of total gross accounts receivable	38%	32%	30%	100%
At December 31, 2012:
Gross accounts receivable	100,494	67,529	71,128	239,151
% of total gross accounts receivable	42%	28%	30%	100%
At December 31, 2011:
Gross accounts receivable	96,318	77,975	71,659	245,952
% of total gross accounts receivable	39%	32%	29%	100%

*The United States and China, individually, accounted for more than 10% of the Company’s revenues in 2013, 2012 and 2011. Net revenues in the United States were $589.6 million, $583.0 million, and $593.6 million for the years ended December 31, 2013, 2012, and 2011, respectively. Net revenues in China were $147.3 million, $159.3 million, and $161.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, 2012, and 2011, one customer from the Americas segment, ScanSource Communications, accounted for 16%, 14%, and 14%, respectively, of the Company’s revenues. At December 31, 2013, ScanSource accounted for 11% of total gross accounts receivable and no single customer accounted for more than 10% of gross accounts receivable at December 31, 2012 and 2011.

Segment contribution margin includes all geographic segment revenues less the related cost of sales, direct sales and marketing expenses. Management allocates some infrastructure costs such as facilities and IT costs in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing expenses, research and development expense, general and administrative costs, such as legal and accounting, stock-based compensation costs, transaction-related costs, amortization of purchased intangible assets, purchased in-process research and development costs, litigation reserves and payments, restructuring costs and interest and other income (expense), net.

The following tables set forth the reconciliation of segment information to Polycom consolidated totals (in thousands):

	Year Ended December 31,
	2013	2012	2011
Segment contribution margin	$549,934	$567,814	$596,922
Corporate and unallocated costs	(430,471)	(418,465)	(369,412)
Stock-based compensation	(64,465)	(88,761)	(63,853)
Effect of stock-based compensation cost on warranty expense	(547)	(669)	(546)
Transaction-related costs	(3,424)	(14,064)	(9,688)
Amortization of purchased intangibles	(19,750)	(17,465)	(11,201)
Restructuring costs	(48,470)	(22,024)	(9,396)
Interest and other income (expense), net	(5,011)	(3,868)	(1,672)
Income (loss) from continuing operations before provision for income taxes	$(22,204)	$2,498	$131,154

	December 31,
	2013	2012	2011
Gross accounts receivables	$225,134	$239,151	$245,952
Returns and related reserves	(38,938)	(41,576)	(33,416)
Allowance for doubtful accounts	(2,827)	(2,921)	(1,732)
Total trade receivables, net	$183,369	$194,654	$210,804

The following table sets forth the Company’s revenues by groups of similar products and services as follows (in thousands):

	Year ended December 31,
	2013	2012	2011
Net Revenues:
UC group systems	$904,923	$956,153	$971,753
UC personal devices	219,103	180,939	175,673
UC platform	244,363	255,536	254,763
Total	$1,368,389	$1,392,628	$1,402,189

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2013	2012
United States	$79,345	$89,830
EMEA	13,036	15,148
APAC	21,403	26,408
Other	1,373	1,933
Total	$115,157	$133,319

No single country outside of the United States has more than 10% of total net fixed assets as of December 31, 2013 and 2012.

POLYCOM, INC.

SUPPLEMENTARY FINANCIAL DATA

(Unaudited)

(in thousands, except per share amounts)

	2013				2012
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenue	$347,942	$336,461	$345,234	$338,752	$353,026	$335,392	$358,500	$345,710
Gross profit	$197,032	$195,044	$201,598	$199,097	$206,816	$196,358	$213,922	$206,336
Net income (loss) from continuing operations	$(1,969)	$(23,978)	$5,295	$2,117	$(35,689)	$(15,406)	$1,962	$12,164
Net income from operations of discontinued operations	$—	$—	$—	$—	$2,178	$645	$4,313	$2,752
Net gain from sale of discontinued operations	$—	$—	$—	$459	$35,425	$—	$—	$—
Net income (loss)	$(1,969)	$(23,978)	$5,295	$2,576	$1,914	$(14,761)	$6,275	$14,917

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.01)	$(0.14)	$0.03	$0.01	$(0.20)	$(0.09)	$0.01	$0.07
Net income per share from operations of discontinued operations	$—	$—	$—	$—	$0.01	$0.00	$0.02	$0.02
Net gain per share from operations of discontinued operations	$—	$—	$—	$—	$0.20	$—	$—	$—
Basic net income (loss) per share	$(0.01)	$(0.14)	$0.03	$0.01	$0.01	$(0.08)	$0.04	$0.08

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.01)	$(0.14)	$0.03	$0.01	$(0.20)	$(0.09)	$0.01	$0.07
Net income per share from operations of discontinued operations	$—	$—	$—	$—	$0.01	$0.00	$0.02	$0.02
Net gain per share from operations of discontinued operations	$—	$—	$—	$—	$0.20	$—	$—	$—
Diluted net income (loss) per share	$(0.01)	$(0.14)	$0.03	$0.01	$0.01	$(0.08)	$0.04	$0.08

S-1

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2013
Allowance for doubtful accounts	$2,921	$—	$(94)	$2,827
Sales returns and allowances	$37,422	$93,101	$(95,869)	$34,654
Income tax valuation allowance	$3,161	$460	$(262)	$3,359
Year ended December 31, 2012
Allowance for doubtful accounts	$1,732	$1,189	$—	$2,921
Sales returns and allowances	$30,602	$91,356	$(84,536)	$37,422
Income tax valuation allowance	$3,301	$—	$(140)	$3,161
Year ended December 31, 2011
Allowance for doubtful accounts	$1,844	$—	$(112)	$1,732
Sales returns and allowances	$24,855	$71,534	$(65,787)	$30,602
Income tax valuation allowance	$—	$3,301	$—	$3,301

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.2

Amended and Restated Bylaws of Polycom, Inc., as amended effective December 2, 2013 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2013).

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

10.8*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).
10.9*	Performance Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 8-K filed with the Commission on May 25, 2012).
10.10*	Polycom, Inc. Management Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).
10.11*

Offer Letter with Andrew Miller, dated June 5, 2009 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2009).

10.12*

Form of Amended Change of Control Severance Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2008).

Exhibit No.	Description
10.13*

Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2011).

10.14*

Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2011).

10.15*	Polycom, Inc. 2011 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 7, 2013).
10.16*

Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.17*

Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.18*

Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.19*

Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.20*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.21*

Offer Letter with Tracey Newell, dated June 27, 2011 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.22*

Offer Letter with Eric F. Brown, dated January 19, 2012 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on May 1, 2012).

10.23*

ViVu, Inc. 2008 Equity Incentive Plan, as amended (which are incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-177763) filed with the Commission on November 4, 2011).

10.24*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).
10.25*

Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).

10.26*

Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).

10.27*

Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).

10.28*	Form of Stock Option Agreement for Officers (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).
10.29*	Form of Stock Option Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).
10.30*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2013).

10.31*

Separation Agreement and Release with Sudhakar Ramakrishna, dated March 11, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 15, 2013).

10.32*

Separation Agreement and Release with Andrew Miller, dated July 22, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.33*	Offer Letter with Kevin Parker, dated July 22, 2013 (is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 6, 2013).

Exhibit No.	Description
10.34

Credit Agreement, dated as of September 13, 2013, by and among the Registrant, the guarantors from time to time party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2013).

10.35*

Offer Letter with Peter A. Leav, dated November 20, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2013).

10.36(1)*	Change of Control Severance Agreement with Peter A. Leav, effective as of December 2, 2013.
10.37(1)	Issuer Forward Repurchase Transaction Agreement between Barclays Bank PLC, acting through its agent Barclays Capital Inc., and the Registrant, dated December 4, 2013.
10.38(1)	Issuer Forward Repurchase Transaction Agreement between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and the Registrant, dated December 4, 2013.
10.39(1)*	Letter dated January 21, 2014, regarding additional relocation benefits for Peter A. Leav.
10.40(1)*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective December 2, 2013.
21.1(1)	Subsidiaries of the Registrant.
23.1(1)	Consent of Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on pages 74 and 75 of this Annual Report on Form 10-K).
31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.