Form 10-Q
period 2014-03-31
POLYCOM INC
filed 2014-05-01
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

There were 138,149,319 shares of the Company’s Common Stock, par value $.0005, outstanding on April 25, 2014.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$380,214	$392,629
Short-term investments	149,890	134,684
Trade receivables, net of allowance for doubtful accounts of $2,805 and $2,827 at March 31, 2014 and December 31, 2013, respectively	184,239	183,369
Inventories	103,280	103,309
Deferred taxes	37,079	37,085
Prepaid expenses and other current assets	58,982	50,352
Total current assets	913,684	901,428
Property and equipment, net	109,146	115,157
Long-term investments	65,835	56,372
Goodwill	559,234	559,460
Purchased intangibles, net	34,106	37,458
Deferred taxes	44,425	51,398
Other assets	27,654	27,757
Total assets	$1,754,084	$1,749,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$92,616	$84,640
Accrued payroll and related liabilities	32,051	40,162
Taxes payable	3,797	5,389
Deferred revenue	172,703	172,408
Current portion of long-term debt	6,250	6,250
Other accrued liabilities	76,841	77,744
Total current liabilities	384,258	386,593
Non-current liabilities
Long-term deferred revenue	86,078	87,467
Taxes payable	12,553	12,419
Deferred taxes	150	149
Long-term debt	240,625	242,188
Other non-current liabilities	50,204	43,849
Total non-current liabilities	389,610	386,072
Total liabilities	773,868	772,665
Stockholders' equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 138,148,354 shares at March 31, 2014 and 135,159,966 shares at December 31, 2013	68	68
Additional paid-in capital	1,113,080	1,104,273
Accumulated deficit	(136,338)	(132,348)
Accumulated other comprehensive income	3,406	4,372
Total stockholders' equity	980,216	976,365
Total liabilities and stockholders' equity	$1,754,084	$1,749,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Product revenues	$231,509	$246,129
Service revenues	97,015	92,623
Total revenues	328,524	338,752
Cost of revenues:
Cost of product revenues	97,636	101,878
Cost of service revenues	38,903	37,777
Total cost of revenues	136,539	139,655
Gross profit	191,985	199,097
Operating expenses:
Sales and marketing	93,968	108,715
Research and development	48,147	55,935
General and administrative	23,793	23,694
Amortization of purchased intangibles	2,492	2,502
Restructuring costs	30,343	5,423
Transaction-related costs	156	3,323
Total operating expenses	198,899	199,592
Operating loss	(6,914)	(495)
Interest and other income (expense), net:
Interest expense	(1,474)	(407)
Other income (expense)	779	(352)
Interest and other income (expense), net	(695)	(759)
Loss from continuing operations before benefit from income taxes	(7,609)	(1,254)
Benefit from income taxes	(3,618)	(3,371)
Net income (loss) from continuing operations	(3,991)	2,117
Gain from sale of discontinued operations, net of taxes	—	459
Net income (loss)	$(3,991)	$2,576
Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.03)	$0.01
Gain per share from sale of discontinued operations, net of taxes	—	—
Basic net income (loss) per share	$(0.03)	$0.01
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$(0.03)	$0.01
Gain per share from sale of discontinued operations, net of taxes	—	—
Diluted net income (loss) per share	$(0.03)	$0.01
Number of shares used in computation of net income (loss) per share
Basic	136,795	176,079
Diluted	136,795	179,140

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income (loss)	$(3,991)	$2,576
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,203)	64
Unrealized gains/losses on investments:
Unrealized holding gains (losses) arising during the period	(7)	(12)
Net gains/losses reclassified into earnings	(1)	66
Net unrealized gains (losses) on investments	(8)	54
Unrealized gains/losses on hedging securities:
Unrealized hedge gains (losses) arising during the period	(421)	2,957
Net gains/losses reclassified into earnings for revenue hedges	2,865	(627)
Net gains/losses reclassified into earnings for expense hedges	(2,199)	(87)
Net unrealized (losses) on hedging securities	245	2,243
Other comprehensive income (loss)	(966)	2,361
Comprehensive income (loss)	$(4,957)	$4,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income (loss)	$(3,991)	$2,576
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,533	16,430
Amortization of purchased intangibles	3,352	3,768
Amortization of software development costs	288	—
Amortization of debt issuance costs	134	—
Amortization of discounts and premiums on investments, net	442	386
Write-down of excess and obsolete inventories	1,781	2,934
Stock-based compensation expense	5,647	17,771
Excess tax benefits from stock-based compensation expense	(1,695)	(155)
Loss on disposal of property and equipment	3,685	1,206
Net gain on sale of discontinued operations	—	(459)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(870)	17,179
Inventories	(1,752)	(525)
Deferred taxes	(1,762)	1,994
Prepaid expenses and other assets	(8,623)	(4,530)
Accounts payable	6,750	7,857
Taxes payable	4,936	(1,681)
Other accrued liabilities and deferred revenue	(3,761)	(15,351)
Net cash provided by operating activities	19,094	49,400
Cash flows from investing activities:
Purchases of property and equipment	(10,929)	(12,757)
Capitalized software development costs for products to be sold	(1,073)	—
Purchases of investments	(90,663)	(55,754)
Proceeds from sales of investments	30,114	9,227
Proceeds from maturities of investments	35,430	68,136
Net cash received from sale of discontinued operations	—	556
Net cash paid in purchase acquisitions	—	(8,350)
Net cash provided by (used in) investing activities	(37,121)	1,058
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	13,295	13,206
Payments on debt	(1,562)	—
Purchase and retirement of common stock	(7,816)	(38,041)
Excess tax benefits from stock-based compensation expense	1,695	155
Net cash provided by (used in) financing activities	5,612	(24,680)
Net increase (decrease) in cash and cash equivalents	(12,415)	25,778
Cash and cash equivalents, beginning of period	392,629	477,073
Cash and cash equivalents, end of period	$380,214	$502,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheets as of March 31, 2014, the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In addition, the condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements as of that date. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, the accompanying unaudited financial statements have been prepared on a basis consistent with the Company’s December 31, 2013 audited financial statements and all adjustments (primarily consisting of normal recurring adjustments) considered necessary for a fair statement have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2014 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Revision of Prior Period Financial Statements

During the three months ended December 31, 2013, the Company discovered an error that impacted the Company’s previously issued interim and annual consolidated statements of cash flows. The error was related to the net amortization of discounts and premiums on investments not being properly reported, which resulted in understated cash flows provided by operating activities and understated or overstated cash provided by or used in investing activities in the first three quarters of 2013 and full fiscal years 2012 and 2011.

In evaluating whether the Company’s previously issued condensed consolidated statements of cash flows were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that this error was not material to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the consolidated statements of cash flow correction would impact comparisons to prior periods. As such, the revision for the correction is reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The following table sets forth a summary of the revision to the condensed consolidated statement of cash flows for the following period (in thousands):

	Three Months Ended March 31, 2013
	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows
Operating activities:
Amortization of discounts and premiums on investments, net	$—	$386	$386
Net cash provided by operating activities	$49,014	$386	$49,400
Investing activities:
Purchases of investments	$(55,368)	$(386)	$(55,754)
Net cash provided by investing activities	$1,444	$(386)	$1,058

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies were described in Note 1 to the audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”). With the exception of the accounting standards update discussed below, there have been no significant changes to these policies and no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014, that are of significance or potential significance to the Company.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted the guidance in the three months ended March 31, 2014, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. The Company received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in its consolidated financial statements for the year ended December 31, 2012. In the three months ended March 31, 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of the final net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $37.5 million is payable to Polycom over the next three years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal years ending December 31, 2014, 2015 and 2016.  These conditions were not met for the fiscal year ended December 31, 2013. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the three months ended March 31, 2014, there was no realized gain on sale of discontinued operations.

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

In the three months ended March 31, 2014, total transactions entered pursuant to the terms of the Financing Agreement were approximately $32.0 million, of which $31.1 million was related to the sale of the financial assets arrangement. In the three months ended March 31, 2013, total transactions entered were approximately $24.9 million, of which $22.3 million was related to the sale of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of March 31, 2014 and December 31, 2013 was approximately $19.7 million and $22.9 million, respectively, of which $19.2 million and $21.6 million, respectively, was related to the accounts receivable sold, and is included in “Trade receivables” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.5 million and $0.3 million for the three months ended March 31, 2014 and 2013, respectively. Those fees were recorded as reductions to revenues.

6. GOODWILL, PURCHASED INTANGIBLES, AND SOFTWARE DEVELOPMENT COSTS

Goodwill

The following table presents the changes to the Company’s goodwill by segment during the three months ended March 31, 2014 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2013	$308,159	$101,882	$149,419	$559,460
Foreign currency translation	—	—	(226)	(226)
Balance at March 31, 2014	$308,159	$101,882	$149,193	$559,234

Purchased Intangible Assets and Software Development Costs

The following table presents details of the Company’s total purchased intangible assets and capitalized software development costs as of the following periods (in thousands):

	March 31, 2014			December 31, 2013
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(77,793)	$3,385	$81,178	$(76,952)	$4,226
Customer and partner relationships	79,525	(51,248)	28,277	79,525	(48,941)	30,584
Non-compete agreements	1,800	(650)	1,150	1,800	(500)	1,300
Trade name	3,400	(3,124)	276	3,400	(3,089)	311
Other	4,462	(4,362)	100	4,462	(4,343)	119
Finite-lived intangible assets	170,365	(137,177)	33,188	170,365	(133,825)	36,540
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$171,283	$(137,177)	$34,106	$171,283	$(133,825)	$37,458
Software development costs for products to be sold	$3,474	$(484)	$2,990	$2,365	$(196)	$2,169

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

The following table summarizes the amortization expenses recorded in the following periods (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Amortization of purchased intangibles in revenues	$19	$18
Amortization of purchased intangibles in cost of product revenues	841	1,248
Amortization of purchased intangibles in operating expenses	2,492	2,502
Total amortization expenses of purchased intangibles	$3,352	$3,768

Amortization of purchased intangibles is not allocated to the Company’s segments.

The estimated future amortization expense as of March 31, 2014 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2014	$9,539
2015	10,495
2016	8,484
2017	4,670
2018	—
Total	$33,188

In the three months ended March 31, 2014, the Company capitalized approximately $1.1 million of software development costs for internally developed software products to be marketed and sold to customers after the point that technological feasibility has been reached and before the products are available for general release. There were no such costs capitalized in the three months ended March 31, 2013 as the development costs qualifying for capitalization were insignificant. The capitalized costs are being amortized over the estimated product useful life, generally three years, beginning when the products are available for general release. Management expects that the capitalized software development costs are recoverable from future gross profits generated by these products and services.

7. RESTRUCTURING COSTS

The Company recorded restructuring costs of $30.3 million and $5.4 million during the three months ended March 31, 2014 and 2013, respectively. Pursuant to the announcement in February 2014, management took certain actions designed to better align expenses to the Company’s revenue and gross margin profile and position the Company for improved operating performance. These actions included the elimination of approximately six percent of the global workforce and reduction or elimination of certain leased facilities. The Company has recorded approximately $29.9 million in restructuring costs as of March 31, 2014 in connection with these actions and expects to record remaining charges (primarily related to certain leased facilities) through the third quarter of 2014.

The following table summarizes the changes in the Company’s restructuring reserves during the three months ended March 31, 2014 (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2013	$1,143	$33,786	$34,929
Additions to the reserve	10,557	19,786	30,343
Non-cash write-offs	—	(3,359)	(3,359)
Cash payments and other usage	(8,264)	(3,468)	(11,732)
Balance at March 31, 2014	$3,436	$46,745	$50,181

As of March 31, 2014, the restructuring reserve is primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. These assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change.

8. BALANCE SHEET DETAILS

Inventories are valued at the lower of cost or market with cost computed on a first-in, first-out (“FIFO”) basis. Consideration is given to obsolescence, excessive levels, deterioration and other factors in evaluating net realizable value.

Inventories consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Raw materials	$3,210	$2,740
Work in process	1,002	840
Finished goods	99,068	99,729
	$103,280	$103,309

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Non-trade receivables	$9,245	$9,251
Prepaid expenses	40,422	31,164
Derivative assets	5,448	6,748
Other current assets	3,867	3,189
	$58,982	$50,352

Deferred revenues consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Short-term:
Service	$171,041	$170,701
Product	112	307
License	1,550	1,400
	$172,703	$172,408
Long-term:
Service	$82,003	$83,092
Product	18	—
License	4,057	4,375
	$86,078	$87,467

Other accrued liabilities consist of the following (in thousands):

	March 31, 2014	December 31, 2013
Accrued expenses	$20,658	$22,515
Accrued co-op expenses	4,159	4,629
Restructuring reserves	20,060	11,238
Warranty obligations	10,006	9,475
Derivative liabilities	6,172	6,780
Employee stock purchase plan withholdings	4,132	10,883
Other accrued liabilities	11,654	12,224
	$76,841	$77,744

9. GUARANTEES

Warranty

Changes in the warranty obligation which is included as a component of “Other accrued liabilities” on the condensed consolidated balance sheets are as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$9,475	$10,475
Accruals for warranties issued during the period	4,165	3,619
Actual charges against warranty reserve during the period	(3,634)	(4,379)
Balance at end of period	$10,006	$9,715

Deferred Services Revenue

Changes in the deferred services revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Balance at beginning of period	$253,793	$241,773
Additions to deferred services revenue	85,894	87,752
Amortization of deferred services revenue	(86,643)	(83,506)
Balance at end of period	$253,044	$246,019

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

The Company entered into the Credit Agreement in conjunction with and for purposes of funding purchases of the Company’s common stock pursuant to a $250.0 million modified “Dutch Auction” self-tender offer announced in September 2013. See Note 13 for further details. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty. Amounts repaid or prepaid may not be reborrowed. The Term Loan is secured by substantially all the assets of certain domestic subsidiaries of the Company, subject to certain exceptions and limitations. The Company is also obligated to pay other customary closing fees, arrangement fees, and administration fees for a credit facility of this size and type. Total debt issuance costs incurred on the Term Loan were approximately $2.7 million and were recorded in “Prepaid expenses and other current assets” and “Other assets” on the condensed consolidated balance sheet and are being amortized over the life of the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of March 31, 2014.

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

At March 31, 2014, the weighted average interest rate on the Term Loan was 1.97%, the accrued interest on the Term Loan was $0.2 million, and the current and noncurrent portion of the outstanding Term Loan was $6.3 million and $240.6 million, respectively.

The following table sets forth total interest expense recognized on the Term Loan (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Contractual interest expense	$1,229	$—
Amortization of debt issuance costs	134	—
	$1,363	$—

11. INVESTMENTS AND FAIR VALUE MEASUREMENTS

The Company had cash and cash equivalents of $380.2 million and $392.6 million at March 31, 2014 and December 31, 2013, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At March 31, 2014, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2014:
Investments-Short-term:
U.S. government securities	$27,221	$18	$—	$27,239
U.S. government agency securities	46,971	25	(3)	46,993
Non-U.S. government securities	12,879	10	—	12,889
Corporate debt securities	62,744	30	(5)	62,769
Total investments - short-term	$149,815	$83	$(8)	$149,890
Investments-Long-term:
U.S. government securities	$19,174	$8	$(4)	$19,178
U.S. government agency securities	26,539	9	(13)	26,535
Corporate debt securities	20,131	7	(16)	20,122
Total investments - long-term	$65,844	$24	$(33)	$65,835

Balances at December 31, 2013:
Investments-Short-term:
U.S. government securities	$19,792	$9	$—	$19,801
U.S. government agency securities	38,388	16	(3)	38,401
Non-U.S. government securities	13,734	10	—	13,744
Corporate debt securities	62,720	22	(4)	62,738
Total investments - short-term	$134,634	$57	$(7)	$134,684
Investments-Long-term:
U.S. government securities	$12,252	$8	$—	$12,260
U.S. government agency securities	30,627	12	(3)	30,636
Non-U.S. government securities	2,305	4	—	2,309
Corporate debt securities	11,152	15	—	11,167
Total investments - long-term	$56,336	$39	$(3)	$56,372

As of March 31, 2014, the Company’s total cash and cash equivalents and investments held in the United States totaled $212.5 million with the remaining $383.4 million held by various foreign subsidiaries outside of the United States.

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2014:
U.S. government securities	$9,067	$(4)	$—	$—	$9,067	$(4)
U.S. government agency securities	20,114	(16)	—	—	20,114	(16)
Corporate debt securities	25,167	(21)	—	—	25,167	(21)
Total investments	$54,348	$(41)	$—	$—	$54,348	$(41)
December 31, 2013:
U.S. government agency securities	$5,533	$(6)	$—	$—	$5,533	$(6)
Corporate debt securities	9,837	(3)	1,504	(1)	11,341	(4)
Total investments	$15,370	$(9)	$1,504	$(1)	$16,874	$(10)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings. During the three months ended March 31, 2014 and 2013, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

The Company has made various strategic investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. The Company did not record such impairment charges during the three months ended March 31, 2014 and 2013. The cost of these investments at both March 31, 2014 and December 31, 2013 was $2.0 million, and has been recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three months ended March 31, 2014 and 2013. The Company does not hold any investments classified as Level 3 as of March 31, 2014 and December 31, 2013.

As of March 31, 2014, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (52%), corporate bonds (24%), commercial paper (17%), non-U.S. Government securities (6%), and money market funds (1%). Included in available-for-sale securities is approximately $18.2 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

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

The Company’s Term Loan under its Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. See Note 10. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for the disclosure purpose. At March 31, 2014, the carrying amount of the Term Loan approximated its estimated fair value based on observable market inputs.

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs (in thousands):

		Fair Value Measurements at March 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$233,916	$3,507	$230,409
Foreign currency forward contracts (b)	$5,448	$—	$5,448
Liabilities:
Foreign currency forward contracts (c)	$6,172	$—	$6,172

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$211,151	$17,596	$193,555
Foreign currency forward contracts (b)	$6,748	$—	$6,748
Liabilities:
Foreign currency forward contracts (c)	$6,780	$—	$6,780

________________

(a)	Included in cash and cash equivalents, and short and long-term investments on the Company’s condensed consolidated balance sheets.
(b)	Included in short-term derivative assets as prepaid expenses and other current assets on the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative liabilities as other accrued liabilities on the Company’s condensed consolidated balance sheets.

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated revenues and expenses with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds, Israeli Shekels, Brazilian Reals, Chinese Yuan, Japanese Yen and Mexican Pesos.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2014 of the outstanding non-designated hedges (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	5,200	$2,298	Buy	—	$—	—
Brazilian Real	9,374	$4,033	Sell	—	—	—
Chinese Yuan	46,376	$7,581	Buy	—	$—	—
Chinese Yuan	39,267	$6,380	Sell	—	$—	—
Euro	26,445	$36,444	Buy	12,308	$16,037	Buy
Euro	52,904	$72,958	Sell	23,600	$30,843	Sell
British Pound	13,459	$22,484	Buy	8,366	$12,693	Buy
British Pound	7,712	$12,857	Sell	17,031	$26,037	Sell
Israeli Shekel	22,544	$6,463	Buy	43,549	$11,752	Buy
Israeli Shekel	57,236	$16,399	Sell	—	$—	—
Japanese Yen	440,575	$4,269	Buy	—	$—	—
Japanese Yen	851,223	$8,290	Sell	—	$—	—
Mexican Peso	12,359	$948	Buy	—	$—	—
Mexican Peso	24,961	$1,894	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		March 31, 2014	March 31, 2013
Foreign exchange contracts	Interest and other income (expense), net	$334	$2,333

Cash Flow Hedges

The Company’s foreign exchange risk management program objective is to reduce volatility in the Company’s economic value from unanticipated foreign currency fluctuations. The Company designates forward contracts as cash flow hedges of foreign currency revenues and expenses, primarily the Chinese Yuan, Euros, British Pounds and Israeli Shekels. All foreign exchange contracts are carried at fair value on the condensed consolidated balance sheets and the maximum duration of foreign exchange forward contracts does not exceed thirteen months. Speculation is prohibited by policy.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at March 31, 2014 of the outstanding cash flow hedges (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	101,324	$16,367	Buy	—	$—	—
Euro	8,800	$12,127	Buy	15,392	$20,526	Buy
Euro	29,200	$40,240	Sell	31,500	$42,200	Sell
British Pound	9,500	$15,792	Buy	12,634	$19,868	Buy
British Pound	14,100	$23,439	Sell	8,069	$12,884	Sell
Israeli Shekel	19,100	$5,468	Buy	56,951	$15,878	Buy

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the three months ended March 31, 2014 and 2013 (in thousands):

Three Months Ended March 31, 2014:	Gain or (Loss) Recognized in OCI-Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Location of Gain or (Loss) Recognized- Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized- Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
Foreign exchange contracts	$(421)	Product revenues	$(2,865)	Interest and other income (expense), net	$75
		Cost of revenues	532
		Sales and marketing	1,080
		Research and development	415
		General and administrative	172
Total	$(421)		$(666)		$75

Three Months Ended March 31, 2013:
Foreign exchange contracts	$2,957	Product revenues	$627	Interest and other income (expense), net	$—
		Cost of revenues	—
		Sales and marketing	178
		Research and development	(103)
		General and administrative	12
Total	$2,957		$714		$—

_______________________

(a)	For both the three months ended March 31, 2014 and 2013, there were no gains or losses recognized in income due to ineffectiveness.

As of March 31, 2014, the Company estimated that all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the three months ended March 31, 2014 and 2013, there were no such gains or losses.

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of March 31, 2014 and December 31, 2013. See Note 11 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of the periods presented (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Derivative assets (a):
Foreign exchange contracts	$2,303	$4,457	$3,145	$2,291
Derivative liabilities (b):
Foreign exchange contracts	$1,854	$4,235	$4,318	$2,545

______________

(a)	All derivative assets are recorded as prepaid and other current assets in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded as other accrued liabilities in the condensed consolidated balance sheets.

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

The following table sets forth the offsetting of derivative assets (in thousands):

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented In the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2014:
Foreign exchange contracts	$5,448	$—	$5,448	$(4,493)	$—	$955
As of December 31, 2013:
Foreign exchange contracts	$6,748	$—	$6,748	$(5,643)	$—	$1,105

The following table sets forth the offsetting of derivative liabilities (in thousands):

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented In the Condensed Consolidated Balance Sheets	Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
				Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2014:
Foreign exchange contracts	$6,172	$—	$6,172	$(4,493)	$—	$1,679
As of December 31, 2013:
Foreign exchange contracts	$6,780	$—	$6,780	$(5,643)	$—	$1,137

13. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or via privately negotiated transactions. During the three months ended March 31, 2013, the Company purchased approximately 3.4 million shares of common stock in the open market for $34.2 million. The Company did not purchase any shares of common stock in the open market during the three months ended March 31, 2014. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over the fair value based on the calculated average price in equity is recorded as a charge to retained earnings.

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

Modified “Dutch Auction” Self-Tender Offer

The Tender Offer expired on October 30, 2013. The Company accepted for payment an aggregate of 27.4 million shares of its common stock at a purchase price of $10.40 per share, for an aggregate cost of approximately $285.4 million, excluding fees and expenses relating to the Tender Offer. The excess of the purchase price over the fair value on the date the shares were tendered was not material and no charge was recorded in the Company’s consolidated statements of operations. The costs associated with the Tender Offer were accounted for as an adjustment to the stockholders’ equity.

Accelerated Share Repurchase Agreements

On December 4, 2013, the Company entered into separate accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $114.6 million of common stock as part of the last phase of the Company’s $400.0 million Return of Capital Program. Under the terms of the ASR agreements, the Company paid an aggregate $114.6 million of cash and received an initial delivery of approximately 8.0 million shares on December 5, 2013 that were valued at approximately $86.7 million, based on the closing price of the Company’s stock on the date of delivery. Those initially repurchased shares were retired and accounted for as a reduction to stockholders’ equity. The final number of shares to be repurchased will be based on the Company’s volume-weighted average stock price (“VWAP”) less an agreed upon discount during the term of the transactions. The purchase price for the shares to be settled pursuant to the holdback provision of the ASR agreements was approximately $27.9 million, based on the closing price of the Company’s stock on December 5, 2013, and was accounted for as a forward contract indexed to the Company’s own common stock, which was classified as an equity instrument and was recorded as a decrease in additional paid-in capital. The costs associated with the ASR transactions were recorded as an adjustment to the stockholders’ equity. Additionally, the Company accounted for the ASR transactions as repurchases of common stock for the purpose of calculating its earnings per share. The transactions are expected to be completed by June 30, 2014 or earlier at the option of the counterparties, or later under certain circumstances. The terms of the ASR agreements are subject to changes if the Company were to enter into or announce certain types of transactions. If the Company is obligated to make an adjustment payment to the counterparties upon settlement, based on the VWAP, the Company may elect to satisfy such obligation in cash or in shares of Polycom’s common stock.

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component for the three months ended March 31, 2014 (in thousands). The tax effects were not shown separately, as the impacts were not material.

Three Months Ended March 31, 2014	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2013	$80	$73	$4,219	$4,372
Other comprehensive income (loss) before reclassifications	(421)	(7)	(1,203)	(1,631)
Amounts reclassified from accumulated other comprehensive income (a)	666	(1)	—	665
Net current-period other comprehensive income (loss)	245	(8)	(1,203)	(966)
Balance as of March 31, 2014	$325	$65	$3,016	$3,406

_____________

(a)

See Note 12 of Notes to Condensed Consolidated Financial Statements for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Other income (expense)” in the condensed consolidated statement of operations for the three months ended March 31, 2014, net of taxes.

14. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded for the three months ended March 31, 2014 and 2013 and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Cost of sales - product	$640	$861
Cost of sales - service	961	1,476
Stock-based compensation expense included in cost of sales	1,601	2,337

Sales and marketing	391	6,636
Research and development	1,042	4,721
General and administrative	2,613	4,077
Stock-based compensation expense included in operating expenses	4,046	15,434
Stock-based compensation expense related to employee equity awards and employee stock purchases	5,647	17,771
Tax benefit	985	3,895
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$4,662	$13,876

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

Stock Options

There were no stock options granted in the three months ended March 31, 2014 and 2013.

Performance Shares and Restricted Stock Units

During the three months ended March 31, 2014 and 2013, the Company granted 450,580 and 1,217,185, respectively, of performance shares to certain employees and executives, at a weighted average fair value of $13.87 and $8.76 per share, respectively. The 2014 and 2013 grants are generally divided evenly over three annual performance periods commencing with calendar year 2014 and 2013, respectively.

During the three months ended March 31, 2014 and 2013, the Company granted 2,582,618 and 2,299,772, respectively, of restricted stock units at a weighted average fair value of $12.97 and $9.38 per share, respectively.

During the three months ended March 31, 2014 and 2013, there were no restricted stock units granted to non-employee directors.

Employee Stock Purchase Plan

During the three months ended March 31, 2014 and 2013, 1,696,177 and 1,634,299 shares were purchased under ESPP, respectively. As of March 31, 2014, there were 3,562,959 shares available to be issued under the Company’s employee stock purchase plan (“ESPP”).

Valuation Assumptions

For purchase rights granted pursuant to the ESPP, the estimated fair value per share of employee stock purchase rights for the two-year offering period commencing on February 3, 2014 ranged from $2.82 to $4.48, compared to the estimated fair value per share from $2.93 to $4.57 for the two-year offering period commencing on February 1, 2013.

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

Three Months Ended
	March 31, 2014	March 31, 2013
Expected volatility	32.30-42.11%	44.76-50.55%
Risk-free interest rate	0.07-0.30%	0.11-0.27%
Expected dividends	0.0%	0.0%
Expected life (yrs)	0.5-2.0	0.5-2.0

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

During the three months ended March 31, 2014, the Company performed its annual review of assumptions which resulted in an increase in the forfeiture rate. The effect of the change in the forfeiture rate decreased stock-based compensation expense by approximately $1.8 million which decreased net loss by approximately $1.4 million or $0.01 per share in the three months ended March 31, 2014. The Company does not expect a material impact from the change in the forfeiture rate during the remainder of 2014. Additionally, during the three months ended March 31, 2014, the Company recorded a benefit of $2.1 million related to actual forfeitures of awards granted to former officers.

15. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share for the periods presented (in thousands, except for per-share amounts):

	Three Months Ended
	March 31, 2014	March 31, 2013

Numerator
Net income (loss) from continuing operations	$(3,991)	$2,117
Gain from sale of discontinued operations, net of taxes	—	459
Net income (loss)	$(3,991)	$2,576

Denominator
Weighted average shares outstanding, basic	136,795	176,079
Effect of dilutive potential common shares	—	3,061
Weighted average shares outstanding, diluted	136,795	179,140

Basic net income (loss) per share
Net income (loss) per share from continuing operations	$(0.03)	$0.01
Gain per share from sale of discontinued operations, net of taxes	—	—
	$(0.03)	$0.01

Diluted net income (loss) per share
Net income (loss) per share from continuing operations	$(0.03)	$0.01
Gain per share from sale of discontinued operations, net of taxes	—	—
	$(0.03)	$0.01

Antidilutive employee stock-based awards, excluded	5,855	1,717

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

16. BUSINESS SEGMENT INFORMATION

The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consist of North America and Caribbean and Latin America (“CALA”) reporting units, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and based on the criteria as outlined in the authoritative guidance.

Segment Revenue and Profit

Segment revenues are attributed to a theater based on the ordering location of the customer. A significant portion of each segment’s expenses arise from shared services and infrastructure that Polycom has historically allocated to the segments in order to realize economies of scale and to use resources efficiently.

Segment contribution margin includes all geographic segment revenues less the related cost of sales and direct sales and marketing expenses. Management allocates some infrastructure costs, such as facilities and IT costs, in determining segment contribution margins. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing expenses, research and development expenses, general and administrative costs, such as legal and accounting, stock-based compensation costs, transaction-related costs, amortization of purchased intangibles, restructuring costs and interest and other income (expense), net.

Segment Data

The results of the reportable segments are derived directly from Polycom’s management reporting system. The results are based on Polycom’s method of internal reporting and are not reported in conformity with accounting principles generally accepted in the United States. Management measures the performance of each segment based on several metrics, including contribution margin as defined above. For internal reporting purposes and determination of segment contribution margins, geographic segment revenues may differ slightly from actual geographic revenues due to internal revenue allocations between the Company’s segments. Asset data, with the exception of gross accounts receivable, is not reviewed by management at the segment level.

Financial information for each reportable geographical segment as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Executive Officer who is its Chief Operating Decision Maker (“CODM”), is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended March 31, 2014:
Revenue	$163,070	$89,036	$76,418	$328,524
% of total revenue	50%	27%	23%	100%
Contribution margin	69,973	37,666	31,655	139,294
% of segment revenue	43%	42%	41%	42%

For the three months ended March 31, 2013:
Revenue	$170,981	$89,092	$78,679	$338,752
% of total revenue	51%	26%	23%	100%
Contribution margin	69,229	37,560	30,845	137,634
% of segment revenue	40%	42%	39%	41%

As of March 31, 2014: Gross accounts receivable	$91,399	$71,734	$60,917	$224,050
% of total gross accounts receivable	41%	32%	27%	100%
As of December 31, 2013: Gross accounts receivable	86,243	71,970	66,921	225,134
% of total gross accounts receivable	38%	32%	30%	100%

During the three months ended March 31, 2014 and 2013, one customer from the Americas segment, ScanSource Communications (“ScanSource”), accounted for 18% and 17%, respectively, of the Company’s revenues. At March 31, 2014 and December 31, 2013, ScanSource accounted for 15% and 11%, respectively, of total gross accounts receivable.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Segment contribution margin	$139,294	$137,634
Corporate and unallocated costs	(106,600)	(107,705)
Stock-based compensation	(5,647)	(17,771)
Effect of stock-based compensation cost on warranty expense	(129)	(157)
Transaction-related costs	(156)	(3,323)
Amortization of purchased intangibles	(3,333)	(3,750)
Restructuring costs	(30,343)	(5,423)
Interest and other income (expense), net	(695)	(759)
Loss from continuing operations before benefit from income taxes	$(7,609)	$(1,254)

	March 31, 2014	December 31, 2013
Gross accounts receivables	$224,050	$225,134
Returns and related reserves	(37,006)	(38,938)
Allowance for doubtful accounts	(2,805)	(2,827)
Total trade receivables, net	$184,239	$183,369

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
UC group systems	$213,372	$232,426
UC personal devices	56,474	49,246
UC platform	58,678	57,080
Total	$328,524	$338,752

17. INCOME TAXES

The following table presents the income tax benefit from continuing operations and the effective tax rates (in thousands):

	Three Months Ended
	March 31, 2014	March 31, 2013
Income tax benefit from continuing operations	$(3,618)	$(3,371)
Effective tax rate	47.5%	268.8%

For the three months ended March 31, 2014 and 2013, the Company recorded income tax benefits of $3.6 million and $3.4 million, respectively. The effective tax rates for the three months ended March 31, 2014 and 2013 were 47.5% and 268.8%, respectively, and differ from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during the quarters. For the three months ended March 31, 2014, a discrete benefit of $1.3 million was recorded for tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan, and a discrete tax benefit of $0.9 million was recorded as a result of stock-based compensation expense adjustments related to certain terminated employees. For the three months ended March 31, 2013, a discrete benefit of $2.2 million was recorded related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, and a discrete benefit of $0.8 million was recorded for tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan.

As of March 31, 2014, the amount of gross unrecognized tax benefits was $22.1 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of March 31, 2014 and December 31, 2013, the Company had approximately $1.5 million of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $0.9 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

Litigation and SEC Investigation

Following the July 23, 2013 announcement regarding the departure of the Company’s former CEO, the SEC initiated an investigation, a class action lawsuit was filed, and derivative lawsuits were filed, all as described below.

SEC Investigation. In July 2013, the Company was informed that the SEC was investigating the Audit Committee’s review of Mr. Miller’s expenses and his resignation. The investigation is ongoing, and the SEC has requested information from the Company. The Company is cooperating with the investigation.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, captioned Neal v. Polycom Inc., et al., Case No.3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014,the lead plaintiff filed a first amended complaint. The amended complaint alleges that, between January 20, 2011 and July 23, 2013, the Company issued materially false and misleading statements or failed to disclose information regarding the Company’s business, operational and compliance policies, including with respect to its former Chief Executive Officer’s expense submissions and the Company’s internal controls. The lawsuit further alleges that the Company’s financial statements were materially false and misleading. The amended complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief. The defendants filed motions to dismiss the amended complaint.  At this time we are unable to estimate any range of reasonably possible loss relating to the securities class action.

Derivative Lawsuits. On August 21, 2013 and October 16, 2013, two purported shareholder derivative suits, captioned Saraceni v. Miller, et al., Case No. 5:13-cv-03880, and Donnelly v. Miller, et al., Case No. 5:13-cv-04810, respectively, were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors. On October 31, 2013, these two federal derivative actions were consolidated into In re Polycom, Inc. Derivative Litigation, Lead Case No. 3:13-cv-03880. Plaintiffs filed an amended complaint on April 4, 2014.

On November 22, 2013 and December 13, 2013, two purported shareholder derivative suits, captioned Ware v. Miller, et al., Case No. 1-13-cv-256608, and Clem v. Miller, et al., Case No. 1-13-cv-257664, respectively, were filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s current and former officers and directors. On January 31, 2014, these two California state derivative actions were consolidated into In re Polycom, Inc. Derivative Shareholder Litigation, Lead Case No. 1-13-cv-256608. The Company has filed a motion to stay the California state derivative litigation pending resolution of both the federal derivative lawsuit and the federal securities class action.

The Federal and California state consolidated derivative lawsuits purport to assert claims on behalf of the Company, which is named as a nominal defendant in the actions. The complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to the Company’s former Chief Executive Officer’s expense submissions and the Company’s internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused the Company to repurchase its own stock at artificially inflated prices. The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief. At this time we are unable to estimate any range of reasonably possible loss relating to the derivative actions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “SHOULD,” “DESIGNED,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR UNIQUE POSITION AND ANTICIPATED PRODUCTS, IMPORTANT DRIVERS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2013.

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

Revenues for the three months ended March 31, 2014 were $328.5 million, a decrease of $10.2 million, or 3%, from the same period in 2013. On a year-over-year basis, our total product revenues declined while service revenues increased. The overall decrease in product revenues was primarily a result of lower sales of our UC group systems, mainly driven by lower IP conference phone revenues as a result of Cisco Systems, Inc. (“Cisco”) no longer selling a product they previously purchased from us, and, to a lesser extent, due to lower UC platform products revenues. The decreases were partially offset by increased revenues from our UC personal devices products. Our product revenues have decreased year-over-year since the first quarter of 2012, driven by lower UC group systems revenues, primarily group video products in our Americas segment. We expect this trend to continue at least in the near term. The increase in service revenues was driven primarily by increased maintenance revenues on a larger installed base and increased maintenance service renewals year-over-year as a result of ongoing efforts to increase maintenance service renewal rates.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 50%, 27%, and 23%, respectively, of our revenues in the three months ended March 31, 2014. Our Americas and APAC segment revenues decreased by 5% and 3%, respectively, and our EMEA segment revenues remained relatively flat in the three months ended March 31, 2014 as compared to the same period in 2013. On a year-over-year basis, product revenues declined and service revenues increased across all our segments. See Note 16 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margins and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three months ended March 31, 2014 and 2013.

Operating margins decreased by 2 percentage points in the three months ended March 31, 2014 as compared to the same period in 2013. The decrease in operating margins was primarily driven by the restructuring costs associated with headcount and facilities actions taken during the quarter, and to a lesser extent, lower gross margins, offset in part by a decrease in sales and marketing and research and development expenses. Operating expenses and cost of revenues were favorably impacted in the quarter by lower stock-based compensation expense due to forfeitures related to the restructuring actions taken during the quarter and the effect of the change in our forfeiture rate. Excluding restructuring costs, operating expenses decreased as a percentage of revenues by 6%, primarily as a result of our focus on improving operating margins. Gross margins decreased by less than 1 percentage point in the three months ended March 31, 2014 as compared to the same period in 2013, primarily as a result of lower revenues and changes in product mix toward lower margin UC personal devices products in the three months ended March 31, 2014 as compared to the same period in 2013. Operating expenses as a percentage of revenues increased by 1 percentage point year-over-year, primarily due to higher restructuring charges, partially offset by decreased headcount-related costs and transaction-related costs.

During the three months ended March 31, 2014, we generated approximately $19.1 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $12.4 million net decrease in our total cash and cash equivalents.

Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following table sets forth, as a percentage of revenues (unless indicated otherwise), condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues:
Product revenues	70%	73%
Service revenues	30%	27%
Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	42%	41%
Cost of service revenues as a % of service revenues	40%	41%
Total cost of revenues	42%	41%
Gross profit	58%	59%
Operating expenses:
Sales and marketing	28%	32%
Research and development	15%	16%
General and administrative	7%	7%
Amortization of purchased intangibles	1%	1%
Restructuring costs	9%	2%
Transaction-related costs	0%	1%
Total operating expenses	60%	59%
Operating loss	(2)%	(0)%
Interest and other income (expense), net:
Interest expense	(0)%	(0)%
Other income (expense)	(0)%	(0)%
Interest and other income (expense), net	(0)%	(0)%
Loss from continuing operations before benefit from income taxes	(2)%	(0)%
Benefit from income taxes	(1)%	(1)%
Net income (loss) from continuing operations	(1)%	1%
Gain from sale of discontinued operations, net of taxes	0%	0%
Net income (loss)	(1)%	1%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013	Decrease
Americas	$163,070	$170,981	(5)%
% of revenues	50%	51%
EMEA	$89,036	$89,092	—
% of revenues	27%	26%
APAC	$76,418	$78,679	(3)%
% of revenues	23%	23%
Total revenues	$328,524	$338,752	(3)%

The decrease in total revenues was due to a decrease in product revenues of $14.6 million, or 6%, partially offset by an increase in service revenues of $4.4 million, or 5%, in the three months ended March 31, 2014 as compared to the same period in 2013. The decrease in product revenues was primarily a result of lower sales of our UC group systems and UC platform products, partially offset by increased sales of our UC personal devices products year-over-year. The increase in service revenues was primarily driven by increased maintenance service revenues on a larger installed base and increased maintenance service renewals year-over-year.

The overall decreases in the Americas and APAC segment revenues in the three months ended March 31, 2014 was driven primarily by decreased revenues across many of our key geographic markets, including the United States, Japan, China, and Brazil, partially offset by increases in Canada and Mexico. EMEA segment revenues in the three months ended March 31, 2014 remained relatively flat compared to the same period in 2013 primarily due to growth in the United Kingdom and Central Europe, partially offset by a decrease in the Nordic countries. On a year-over-year basis, our product revenues decreased and service revenues increased across all our segments during the three months ended March 31, 2014.

In 2013, Cisco informed us that it would end of life, and will therefore no longer resell, the IP conference phones they purchase from us. In the three months ended March 31, 2014, we generated approximately $2.5 million in revenues from this relationship, a decrease of approximately $9.0 million from the same period in 2013. We do not expect any further revenues from this relationship in 2014. The decrease in the revenues of these IP conference phones as a result of this change accounted for the majority of our year-over-year product revenue decrease in the three months ended March 31, 2014.  We have been planning for the transition and are working to evolve the features and functionality of our VoIP conference phone portfolio to be interoperable in a Cisco environment.

In the three months ended March 31, 2014 and 2013, one channel partner, ScanSource Communications (“ScanSource”), located in our Americas segment, accounted for 18% and 17% of our total revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services for the periods indicated:

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013	Increase (Decrease)
UC group systems	$213,372	$232,426	(8)%
UC personal devices	56,474	49,246	15%
UC platform	58,678	57,080	3%
Total revenues	$328,524	$338,752	(3)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The decrease in UC group systems revenues  was primarily driven by decreases in sales of our group voice products and related services from our Americas segment and, to a lesser extent, decreases in sales of our group video products and related services from our Americas and APAC segments and decreased sales of immersive telepresence products and related services in our Americas and EMEA segments, partially offset by increased revenues from group voice products and related services from our EMEA segment.

UC personal devices include desktop video devices and desktop voice products and the related service elements. The increase in UC personal devices revenues was primarily due to increased sales of our desktop voice products and related services in our Americas segment, partially offset by decreased revenues from desktop video products and related services in our Americas and EMEA segments and decreased revenues from desktop voice products and related services in our APAC segment. Overall, the increase in UC personal devices revenues was due in part to increased demand for our Microsoft® Lync® interoperable solutions and the continued adoption of VoIP technologies.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. The increase in UC platform revenue was driven by increased sales of our UC platform products and related services in our Americas segment, partially offset by decreased revenues from our EMEA and APAC segment.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013	Increase (Decrease)
Product Cost of Revenues	$97,636	$101,878	(4)%
% of Product Revenues	42%	41%	1 pt
Product Gross Margins	58%	59%	(1) pt
Service Cost of Revenues	$38,903	$37,777	3%
% of Service Revenues	40%	41%	(1) pt
Service Gross Margins	60%	59%	1 pt
Total Cost of Revenues	$136,539	$139,655	(2)%
% of Total Revenues	42%	41%	1 pt
Total Gross Margins	58%	59%	(1) pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.6 million and $0.9 million for the three months ended March 31, 2014 and 2013, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

The overall decrease in product gross margins was primarily due to lower product sales and changes in product mix resulting in increased revenues related to UC personal devices which has lower margins than our UC group systems and UC platform products. From a segment perspective, product gross margins decreased in our EMEA and APAC segments but increased in our Americas segment in the three months ended March 31, 2014 as compared to the same period in 2013.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation expense of $1.0 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively. Cost of service revenues at the segment level consists of the standard cost of service revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

Overall, service gross margins increased slightly primarily due to increased service revenues. The increase was partially offset by increased cost of services primarily driven by higher compensation costs, outside services, and IT and facilities allocations. On a year-over-year basis, service gross margins as a percentage of revenues increased across all our segments.

Total Cost of Revenues and Total Gross Margins

Overall, the decrease in total gross margin as a percentage of revenues was driven primarily by the decrease in the product gross margins, as discussed under Cost of Product Revenues and Product Gross Margins, which was primarily offset by a slight increase in service gross margins, as discussed under Cost of Service Revenues and Service Gross Margins.

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

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013	Decrease
Expenses	$93,968	$108,715	(14)%
% of Revenues	28%	32%	(4) pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation expense of $0.4 million and $6.6 million for the three months ended March 31, 2014 and 2013, respectively.

The year-over-year decrease in sales and marketing expenses was primarily due to decreased headcount-related costs, including compensation expense and stock-based compensation cost, and lower headcount-based allocations, marketing program spending and travel and entertainment. Sales and marketing headcount decreased by 9% from March 31, 2013 to March 14, 2014 in order to better align costs with revenues.

We expect our sales and marketing expenses to increase in absolute dollars in the near term primarily due to increased stock-based compensation expense. Expenses will also fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products. Sales and marketing expenses may also fluctuate due to increased international expenses and the impact of changes in foreign currency exchange rates.

Research and Development Expenses

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013	Decrease
Expenses	$48,147	$55,935	(14)%
% of Revenues	15%	16%	(1) pt

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation expense of $1.0 million and $4.7 million for the three months ended March 31, 2014 and 2013, respectively.

The year-over-year decreases in research and development expenses were primarily due to decreased compensation expense, including lower stock-based compensation expense and the capitalization of certain internal costs related to internally developed software products, as well as lower program spending.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners and service provider customers as a result of our key strategic initiatives in these areas. We expect that research and development expenses in absolute dollars will remain flat or increase slightly in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenues are highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter.

General and Administrative Expenses

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013	Increase (Decrease)
Expenses	$23,793	$23,694	—
% of Revenues	7%	7%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation expense of $2.6 million and $4.1 million for the three months ended March 31, 2014 and 2013, respectively.

General and administrative expenses remained relatively flat in both absolute dollars and as a percentage of revenues during the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to increased legal fees and higher compensation costs being largely offset by decreased stock-based compensation expense.

Significant future charges due to costs associated with litigation or uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to increase in absolute dollars in the near term primarily due to increased stock-based compensation expense but could fluctuate depending on the level and timing of expenditures associated with the litigation described in Note 18 of Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles

In each of the three months ended March 31, 2014 and 2013, we recorded approximately $2.5 million in operating expenses for amortization of purchased intangibles related to acquisitions. In addition, we recorded amortization expenses of $0.8 million and $1.3 million in the three months ended March 31, 2014 and 2013, respectively, in cost of product revenues related to certain technology intangibles. The decrease in amortization expenses included in cost of product revenues was primarily due to certain technologies acquired in prior years being fully amortized. Purchased intangible assets are being amortized over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended March 31, 2014 and 2013, we recorded restructuring costs of $30.3 million and $5.4 million, respectively. The increase in restructuring costs in 2014 as compared to the same period in 2013 was primarily due to certain actions taken in the three months ended March 31, 2014 that were designed to optimize the organization and manage expenses, including reduction or elimination of certain facilities globally and the elimination of approximately 6% of our global workforce as announced in February 2014. These actions are generally intended to gain operating efficiencies or reduce our operating expenses. See Note 7 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

We currently expect to record additional restructuring charges of between $6.0 million and $7.0 million through the third quarter of 2014, primarily related to reduction or elimination of certain facilities to gain or improve operating efficiencies and profitability. In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our financial results could be negatively impacted.

Transaction-related Costs

We expense all acquisition-related and other transaction-related costs as incurred. These costs generally include legal and accounting fees and other integration services. Transaction-related costs incurred in the three months ended March 31, 2014 were less than $0.2 million. During the three months ended March 31, 2013, we recorded approximately $3.3 million of transaction-related expenses. We have spent, and may continue to spend significant resources identifying and acquiring businesses.

Interest and Other Income (Expense), Net

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013
Interest expense	$(1,474)	$(407)
Other income (expense)	779	(352)
Interest and other income (expense), net	(695)	(759)

Interest expense consists primarily of interest on our borrowings under the Credit Agreement entered into in September 2013 and imputed interest related to certain long-term obligations. Other income (expense) consists primarily of interest earned on our cash, cash equivalents, and investments less bank charges resulting from the use of our bank accounts, realized gains and losses on investments, non-income based taxes and fees, and foreign exchange related gains and losses.

The increase in interest expense year-over year was primarily due to interest expense on the borrowings under the Credit Agreement. We expect interest expense will increase in 2014 as a result of a full year of interest expense on our borrowings under the Credit Agreement.

The decrease in net other expense was primarily due to a release in the current period of sales and use tax reserves from prior years and lower non-income based taxes and fees. Other income (expense) will fluctuate due to changes in interest rates and returns on our cash and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program and timing of non-income based taxes and license fees. The cash balance could also decrease depending upon the amount of cash used in our stock repurchase activity, any future acquisitions, and other factors, which would also impact our interest income.

Income Tax Benefits From Continuing Operations

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013
Income tax benefit from continuing operations	$(3,618)	$(3,371)
Effective tax rate	48%	269%

The effective tax rates for the three months ended March 31, 2014 and 2013 differ from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from our operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during the quarters. For the three months ended March 31, 2014, a discrete benefit of $1.3 million was recorded for tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan, and a discrete tax benefit of $0.9 million was recorded as a result of stock-based compensation expense adjustments related to certain terminated employees. For the three months ended March 31, 2013, a discrete benefit of $2.2 million was recorded related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, and a discrete benefit of $0.8 million for tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan.

As of March 31, 2014, the amount of gross unrecognized tax benefits was $22.1 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of March 31, 2014 and December 31, 2013, we had approximately $1.5 million of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $0.9 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. Tax benefits realized from favorable tax rates for the quarters ended March 31, 2014 and 2013 were not material in the aggregate and did not have a material impact on earnings per share.

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

Discontinued Operations

On December 4, 2012, we completed the disposition of the net assets of the enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. We received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in our consolidated financial statements for the year ended December 31, 2012. In the three months ended March 31, 2013, we recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of a net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $37.5 million is payable to Polycom over the next three years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal years ending December 31, 2014, 2015 and 2016.  These conditions were not met for the fiscal year ended December 31, 2013. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the three months ended March 31, 2014, there was no realized gain or loss on sale of discontinued operations. See Note 3 of Notes to Condensed Consolidated Financial Statements for further discussion of our discontinued operations.

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

Segment contribution margin includes all segment revenues less the related cost of sales and direct marketing and sales expenses. Management allocates some infrastructure costs, such as facilities and IT costs, in determining segment contribution margin. Contribution margin is used, in part, to evaluate the performance of, and to allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing, stock-based compensation costs, research and development costs, general and administrative costs, such as legal and accounting costs, transaction-related costs, amortization of purchased intangible assets, restructuring costs, and interest and other income (expense), net.

The following is a summary of the financial information for each of our segments for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended March 31, 2014:
Revenues	$163,070	$89,036	$76,418	$328,524
% of total revenues	50%	27%	23%	100%
Contribution margin	$69,973	$37,666	$31,655	$139,294
% of segment revenues	43%	42%	41%	42%

For the three months ended March 31, 2013:
Revenues	$170,981	$89,092	$78,679	$338,752
% of total revenues	51%	26%	23%	100%
Contribution margin	$69,229	$37,560	$30,845	$137,634
% of segment revenues	40%	42%	39%	41%

As of March 31, 2014: Gross accounts receivable	$91,399	$71,734	$60,917	$224,050
% of total gross accounts receivable	41%	32%	27%	100%
As of December 31, 2013: Gross accounts receivable	$86,243	$71,970	$66,921	$225,134
% of total gross accounts receivable	38%	32%	30%	100%

AMERICAS

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013	Increase (Decrease)
Revenues	$163,070	$170,981	(5)%
Contribution margin	$69,973	$69,229	1%
Contribution margin as % of Americas revenues	43%	40%	3 pts

The decrease in our Americas segment revenues was primarily due to decreased revenues in the United States and Brazil, partially offset by increased revenues in Canada and Mexico. On a year-over-year basis, the decrease in Americas segment revenues was primarily driven by decreased revenues from UC group systems as a result of decreased sales in IP conference phones purchased and resold by Cisco and, to a lesser extent, lower sales in group video products and related services, partially offset by increased revenues from UC personal devices and UC platform. The increase in UC personal devices revenues was primarily due to increased desktop voice sales as a result of Lync voice deployments, partially offset by a decrease in desktop video revenues. The increase in UC platform revenues was as a result of increased sales in our RealPresence products and the related services.

In the three months ended March 31, 2014 and 2013, one channel partner in our Americas segment accounted for 35% and 33%, respectively, of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increase in contribution margin as a percentage of Americas segment revenues was primarily due to higher gross margins and decreased direct sales and marketing expenses as a percentage of revenues. The increase in gross margins was primarily due to higher product gross margins driven by lower rebates and incentives while service gross margins remained relatively flat. The decrease in direct sales and marketing expenses was primarily due to lower headcount-related costs, including decreased compensation and commission expenses and lower headcount-based allocations and marketing programs spending.

EMEA

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013	Increase (Decrease)
Revenues	$89,036	$89,092	—
Contribution margin	$37,666	$37,560	—
Contribution margin as % of EMEA revenues	42%	42%	—

Our EMEA segment revenues remain relatively flat in the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to increased UC group systems revenues being substantially offset by decreased UC personal devices revenues and, to a lesser extent, by decreased UC platform revenues. The increase in UC group systems revenues was primarily due to increased revenues in group video and group voice products and the related services, partially offset by decreased revenues from immersive telepresence products and the related services. The decrease in UC personal devices revenues was primarily driven by decreased desktop video sales, partially offset by increased desktop voice sales as a result of Lync voice deployments. Revenues increased in the United Kingdom, the Middle East and Turkey, and Germany, partially offset by decreased revenues in the Nordic countries.

In the three months ended March 31, 2014 and 2013, one channel partner in our EMEA segment accounted for 13% and 11%, respectively, of our EMEA revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

Contribution margin as a percentage of EMEA segment revenues remained relatively flat for the three months ended March 31, 2014 as compared to the same period in 2013, primarily due to a slight decrease in gross margins as a percentage of revenues being largely offset by a decrease in direct sales and marketing expenses as a percentage of revenues and resulted in a less than 1% increase in contribution margin. The decrease in gross margins was driven primarily by lower product gross margin due to a product mix shift away from higher margin UC platform products. Direct sales and marketing expenses decreased as a percentage of revenues, primarily due to decreased outside services, headcount-related costs, and facilities allocations.

APAC

	Three Months Ended
$ in thousands	March 31, 2014	March 31, 2013	Increase (Decrease)
Revenues	$76,418	$78,679	(3)%
Contribution margin	$31,655	$30,845	3%
Contribution margin as % of APAC revenues	41%	39%	2 pts

The decrease in our APAC segment revenues was primarily driven by decreased revenues from UC group systems and, to a lesser extent, from UC personal devices and UC platform products and the related services. The decrease in UC group systems revenues in APAC was primarily driven by decreased group video revenues, partially offset by increased group voice revenues. The decrease in UC personal devices revenues was due to decreased desktop voice sales. Revenues decreased year-over-year primarily in Japan and China, partially offset by increased revenues in Australia. The overall decline in our APAC segment revenues was primarily due to continuing slowdown of government spending and softer demand, as well as a challenging macro-economic environment in the region.

In each of the three months ended March 31, 2014 and 2013, two channel partners in our APAC segment, in aggregate, accounted for 28% of our APAC revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increase in our contribution margin as a percentage of APAC segment revenues was primarily due to lower direct sales and marketing expenses as a percentage of revenues, partially offset by a slight decrease in gross margins as a percentage of revenues. The decrease in direct sales and marketing expenses was driven by lower headcount-related costs, including compensation and commission expenses, headcount-based allocations, and lower marketing program spending. The decrease in gross margins was primarily due to decreased product gross margin as a result of lower product revenues, largely offset by an increase in service gross margin primarily driven by increased maintenance service revenues on a larger installed based and increased maintenance service renewals year-over-year.

Liquidity and Capital Resources

As of March 31, 2014, our principal sources of liquidity included cash and cash equivalents of $380.2 million, short-term investments of $149.9 million, and long-term investments of $65.8 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 11 of Notes to Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $7.3 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments held in the United States totaled $212.5 million, and the remaining $383.4 million was held by various foreign subsidiaries outside of the United States as of March 31, 2014.

If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain of its subsidiaries from time to time party thereto as guarantors, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. The Credit Agreement provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock, up to $250.0 million in value, pursuant to the share repurchase completed in November 2013. We were in compliance with all debt covenants as of March 31, 2014. See Note 10 of Notes to Condensed Consolidated Financial Statements for further details.

We generated cash from operating activities totaling $19.1 million and $49.4 million in the three months ended March 31, 2014 and 2013, respectively. The decrease in cash provided by operating activities for the three months ended March 31, 2014 as compared to the same period in 2013 was primarily due to lower net income after adjusting for non-cash expenses and an increase in trade receivables, partially offset by lower accrued liabilities.

The total net change in cash and cash equivalents for the three months ended March 31, 2014 was a decrease of $12.4 million. The primary uses of cash during this period were $25.1 million of net purchases of investments, $12.0 million for purchases of property and equipment and costs for internally developed software products, $7.8 million for stock repurchases to satisfy tax withholding obligations, and $1.6 million of debt payment. The primary sources of cash were $19.1 million from operating activities, $13.3 million cash proceeds from the exercise of stock options and purchases under the employee stock purchase plan, and $1.7 million from excess tax benefit.

Our days-sales-outstanding (“DSO”) metric was 51 days and 48 days at March 31, 2014 and 2013, respectively. The increase in DSO is due in part to higher revenue linearity and increased international revenue and a resulting increase in international receivables, which typically have longer payment terms. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.3 turns at March 31, 2014 as compared to 5.7 turns at March 31, 2013. We believe inventory turns will fluctuate depending on our ability to reduce lead times as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

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

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues, cost of revenues, and operating expenses denominated in the Euro and British Pound, as well as operating expenses denominated in Chinese Yuan and Israeli Shekel. Our foreign exchange risk management program objective is to reduce volatility in our cash flows from unanticipated foreign currency fluctuations. At each reporting period, we record the fair value of our unrealized forward contracts on the condensed consolidated balance sheet with related unrealized gains and losses as a component of cumulative other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenues, cost of revenues, or operating expenses, depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded as interest and other income (expense), net.

From time to time, the Board of Directors approves plans to purchase shares of our common stock in the open market.  In September 2013, our Board of Directors authorized the repurchase of $400.0 million, or approximately 20 percent of our outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent privately negotiated transactions. We funded the program with $150.0 million in cash and a $250.0 million Term Loan. The Tender Offer expired on October 30, 2013. On December 4, 2013, we announced plans to repurchase an aggregate of $114.6 million of common stock through an accelerated share repurchase (“ASR”) program and entered into separate ASR agreements with two financial institutions. The ASR program represents the last phase of our $400.0 million Return of Capital Program. Under the terms of the ASR agreements, we paid an aggregate $114.6 million of cash and took an initial delivery of approximately 8.0 million shares on December 5, 2013. The final number of shares to be repurchased will be based on the Company’s volume-weighted average stock price less an agreed upon discount during the term of the transactions. The transactions are expected to be completed by June 30, 2014 or earlier at the option of the counterparties, or later under certain circumstances. See Note 13 of Notes to our Condensed Consolidated Financial Statements for further details.

At March 31, 2014, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $187.4 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $7.3 million, which are used to secure the leases on some of our foreign offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of March 31, 2014, the future minimum lease payments due under our current lease obligations.  The table below excludes approximately $12.3 million related to the current portion of minimum lease payments associated with leased space that was restructured. The non-current portion of minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Our contractual obligations as of March 31, 2014 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments(1)	Total
Remainder of 2014	$18,244	$3,312	$—	$187,421	$4,687	$3,744	$217,408
2015	20,447	3,601	4,954	12	6,250	5,911	41,175
2016	14,631	2,624	6,402	—	6,250	8,271	38,178
2017	12,634	2,244	6,179	—	6,250	10,123	37,430
2018	11,008	1,821	5,910	—	223,438	7,767	249,944
Thereafter	31,787	5,170	26,759	—	—	—	63,716
Total payments	$108,751	$18,772	$50,204	$187,433	$246,875	$35,816	$647,851

____________________________

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates at filing plus a spread of 1.75%.

As discussed in Note 17 of our Notes to Condensed Consolidated Financial Statements, at March 31, 2014, we had unrecognized tax benefits, including related interest, totaling $23.6 million, $1.0 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2014 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our critical accounting estimates during the three months ended March 31, 2014, except for stock-based compensation as described in Note 14 of Notes to Condensed Consolidated Financial Statements.  With the exception of the accounting standards update discussed below, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three months ended March 31, 2014.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. We adopted the guidance in the three months ended March 31, 2014, and such adoption did not have a material impact on our condensed consolidated financial statements.

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

A sensitivity analysis was performed on our investment portfolio as of March 31, 2014. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at March 31, 2014 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 3/31/2014	+50 BPS	+100 BPS	+150 BPS
$216,887	$216,500	$216,112	$215,725	$215,337	$214,950	$214,562

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of March 31, 2014, the weighted average interest rate on the Term Loan was 1.97%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

As of March 31, 2014, we had outstanding forward exchange contracts to sell 4.2 million Brazilian Reals at 2.41, buy 7.1 million Chinese Yuan at 5.92, sell 26.5 million Euros at 1.38, buy 5.7 million British Pounds at 1.68, sell 34.7 million Israeli Shekels at 3.49, sell 410.6 million Japanese Yen at 102.12, and sell 12.6 million Mexican Pesos at 13.31. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of March 31, 2014, we also had net outstanding foreign exchange contracts to sell 11.3 million Euros at 1.31, sell 8.7 million British Pounds at 1.54 and buy 43.5 million Israeli Shekels at 3.71. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues, cost of revenues and operating expenses denominated in the Chinese Yuan, Euro, British Pound and Israeli Shekel. As of March 31, 2014, we had outstanding foreign exchange contracts to buy 101.3 million Chinese Yuan at 6.19, sell 20.4 million Euros at 1.38, sell 4.6 million British Pounds at 1.66, and buy 19.1 million Israeli Shekels at 3.49. These forward exchange contract, carried at fair value, typically matures in 360 days or less. As of March 31, 2014, we had net outstanding foreign exchange contracts to sell 16.1 million Euros at 1.35, buy 4.6 million British Pounds at 1.53, and buy 57.0 million Israeli Shekels at 3.59. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of March 31, 2014, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

Item 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.

Our management evaluated, with the participation of our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Polycom’s management, including our Chief Executive Officer and our Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Litigation and SEC Investigation

The information set forth in the section entitled “Litigation and SEC Investigation” in Note 18 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

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

Our principal competitive factors in the markets in which we presently compete include the ability to:

•	provide and sell a broad range of UC&C hardware and software solutions and services, including mobile and cloud-based solutions, and our ability to bring such products to market on a timely basis;
•	competitively price our products and solutions;
•	provide competitive product performance;
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

•	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;
•	gain market presence and brand recognition;

•	extend credit to our partners;
•	conform to open standards;
•	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC&C solutions and mobility and consumer solutions; and
•	successfully address the transition in the market from principally hardware based point products to solutions including hardware, software and services.

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

•	our ability to execute on our strategic and operating plans;
•	changes to our global organization and retention of key personnel;
•	slowing sales or variations in sales rates by our channel partners to their customers;
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

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from on premise-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or through a browser, evolving industry standards and frequent new product introductions, including an increased emphasis on software products and new, lower cost hardware products. Historically, our focus has been on premise-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, small and medium businesses (“SMBs”), and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these markets, then our revenues may not grow as anticipated and our business may ultimately be harmed. Given the competitive nature of the mobile industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom® RealPresence® One and Polycom® RealPresence® Virtual Edition platform software solutions are dependent on enterprise adoption of software based video bridging applications. If the software related video bridging market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC&C solutions will drive increased demand for our UC hardware and software platform products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted, which could materially impact our revenues and results of operations.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, disruption to the business and additional organizational changes or restructuring actions and charges could occur. We have had turnover in a number of senior executive positions, including our chief executive officer, our chief financial officer, our head of worldwide sales, our chief marketing officer and head of worldwide engineering. In December 2013, we appointed a new CEO and in March 2014, we appointed an interim chief financial officer. This transition, along with the hiring of other new senior managers, may be disruptive to our business, and if we are unable to execute an orderly transition, our revenue, operating results and financial condition may be adversely impacted. Future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel.

Impairment of our goodwill or other assets would negatively affect our results of operations.

As of March 31, 2014, our goodwill was approximately $559.2 million and other purchased intangible assets were approximately $34.1 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

Difficulties in identifying and integrating acquisitions could adversely affect our business.

We have spent and may continue to spend significant resources identifying and acquiring businesses. The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time-consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of any acquisitions could harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with any future acquisition we may make. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

•	incorporating the acquired company’s technology and products and services into our current and future product lines, including providing services that are new for us;
•	potential deterioration of the acquired company’s product sales and revenues due to integration activities and management distraction;
•	managing integration issues;
•

potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product and services offerings of the newly acquired company with our existing product and services lines;

•	entering new businesses or product lines;
•	potentially incompatible cultural differences between the two companies;
•	geographic dispersion of operations;
•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;
•	generating marketing demand for an expanded product line;
•	distraction of the existing and acquired sales force during the integration of the companies;
•	distraction of and potential conflict with the acquired company’s products and services in regards to our existing channel partners;

•	the difficulty in leveraging the combined technologies and capabilities across all product lines and customer bases; and
•	our inability to retain the customers or employees of an acquired company.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the first quarter of 2014, approximately 54% of our quarterly revenues were recognized in the third month of the quarter. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In each of the three months ended March 31, 2014 and 2013, international revenues represented 59% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

•

adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in EMEA and the recent reduced government spending and elongated sales cycles we have seen in China;

•

information security, environmental and trade protection measures or sanctions and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries, such as the recent trade sanctions imposed by the U.S. Department of the Treasury on certain individuals and entities in Russia;

•	foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;
•	unexpected changes in regulatory requirements and tariffs;
•	longer payment cycles;
•	cash repatriation restrictions;
•	potentially adverse tax consequences; and
•	the impact of instability in the Middle East or military action or other hostilities on foreign markets.

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

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, we increased operating income by $3.7 million and $2.3 million in fiscal year 2012 and 2013, respectively, and reduced operating income by $0.7 million in the first quarter of 2014. For further information on our hedging program, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

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

As of March 31, 2014, we had $246.9 million in term loans outstanding under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

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

Over the past few years, we have made significant investments in EMEA and Asia to expand our business in these regions. In EMEA and Asia, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, Asia and other international regions grow as a percentage of our revenues, accounts receivable balances increase and our days-sales-outstanding decrease. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. Either a delay in collections or bankruptcy would harm our cash flow and accounts receivable day’s outstanding performance.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended March 31, 2014.

Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the stock purchase activity during the three months ended March 31, 2014:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
1/1/14 to 1/31/14	327	$11.71	—	$—
2/1/14 to 2/28/14	591,643	$13.19	—	$—
3/1/14 to 3/31/14	1,269	$13.38	—	$—
Total	593,239	$13.19	—

(1)	Represents shares repurchased in January through March 2014 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In September 2013, our Board of Directors authorized the repurchase of $400.0 million, or approximately 20 percent of our outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent privately negotiated transactions. We funded the program with $150.0 million in cash and a $250.0 million Term Loan. The Tender Offer expired on October 30, 2013. In December 2013, we entered into separate accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $114.6 million of common stock as part of the last phase of our $400.0 million Return of Capital Program announced in September 2013. Under the terms of the ASR agreements, we paid an aggregate $114.6 million of cash and received an initial delivery of approximately 8.0 million shares on December 5, 2013. The final number of shares to be repurchased will be based on the Company’s volume-weighted average stock price less an agreed upon discount during the term of the transactions. The share repurchase authorization remaining at March 31, 2014 was zero. The transactions are expected to be completed by June 30, 2014 or earlier at the option of the counterparties, or later under certain circumstances. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit
No.	Description

10.1(1)*	Release of Claims with Eric F. Brown, dated April 15, 2014.

10.2(1)*	Form of Performance Share Agreement for Officers.

10.3(1)*	Form of Restricted Stock Unit Agreement for Officers.

10.4*

Letter dated January 21, 2014 regarding relocation benefits for Peter A. Leav (which is incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 21, 2014).

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2014

POLYCOM, INC.

/s/ PETER A. LEAV
Peter A. Leav
President and Chief Executive Officer (Principal Executive Officer)

/s/ LAURA J. DURR
Laura J. Durr
Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
No.	Description

10.1(1)*	Release of Claims with Eric F. Brown, dated April 15, 2014.

10.2(1)*	Form of Performance Share Agreement for Officers.

10.3(1)*	Form of Restricted Stock Unit Agreement for Officers.

10.4*

Letter dated January 21, 2014 regarding relocation benefits for Peter A. Leav (which is incorporated herein by reference to Exhibit 10.39 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 21, 2014).

31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2(1)	Certification of the Senior Vice President, Chief Accounting Officer and Interim Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.