Form 10-Q
period 2014-06-30
POLYCOM INC
filed 2014-08-01
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

There were 136,789,876 shares of the Company’s Common Stock, par value $.0005, outstanding on July 25, 2014.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

PART I FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$413,133	$392,629
Short-term investments	136,320	134,684
Trade receivables, net of allowance for doubtful accounts of $3,398 and $2,827 at June 30, 2014 and December 31, 2013, respectively	177,074	183,369
Inventories	105,904	103,309
Deferred taxes	37,680	37,085
Prepaid expenses and other current assets	55,651	50,352
Total current assets	925,762	901,428
Property and equipment, net	108,833	115,157
Long-term investments	90,915	56,372
Goodwill	559,246	559,460
Purchased intangibles, net	30,920	37,458
Deferred taxes	46,177	51,398
Other assets	30,201	27,757
Total assets	$1,792,054	$1,749,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$93,357	$84,640
Accrued payroll and related liabilities	41,843	40,162
Taxes payable	2,260	5,389
Deferred revenue	174,252	172,408
Current portion of long-term debt	6,250	6,250
Other accrued liabilities	83,286	77,744
Total current liabilities	401,248	386,593
Non-current liabilities
Long-term deferred revenue	84,338	87,467
Taxes payable	12,580	12,419
Deferred taxes	123	149
Long-term debt	239,063	242,188
Other non-current liabilities	52,071	43,849
Total non-current liabilities	388,175	386,072
Total liabilities	789,423	772,665
Stockholders' equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 136,787,842 shares at June 30, 2014 and 135,159,966 shares at December 31, 2013	67	68
Additional paid-in capital	1,145,694	1,104,273
Accumulated deficit	(146,972)	(132,348)
Accumulated other comprehensive income	3,842	4,372
Total stockholders' equity	1,002,631	976,365
Total liabilities and stockholders' equity	$1,792,054	$1,749,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Product revenues	$236,565	$251,422	$468,074	$497,551
Service revenues	95,454	93,812	192,469	186,435
Total revenues	332,019	345,234	660,543	683,986
Cost of revenues:
Cost of product revenues	97,710	105,286	195,346	207,164
Cost of service revenues	39,087	38,350	77,990	76,127
Total cost of revenues	136,797	143,636	273,336	283,291
Gross profit	195,222	201,598	387,207	400,695
Operating expenses:
Sales and marketing	97,836	109,657	191,804	218,372
Research and development	49,031	54,628	97,178	110,563
General and administrative	24,636	24,299	48,429	47,993
Amortization of purchased intangibles	2,436	2,545	4,928	5,047
Restructuring costs	9,175	4,329	39,518	9,752
Transaction-related costs	—	49	156	3,372
Total operating expenses	183,114	195,507	382,013	395,099
Operating income	12,108	6,091	5,194	5,596
Interest and other income (expense), net:
Interest expense	(1,460)	(479)	(2,934)	(886)
Other income (expense)	(236)	95	543	(257)
Interest and other income (expense), net	(1,696)	(384)	(2,391)	(1,143)
Income from continuing operations before provision for (benefit from) income taxes	10,412	5,707	2,803	4,453
Provision for (benefit from) income taxes	1,855	412	(1,763)	(2,959)
Net income from continuing operations	8,557	5,295	4,566	7,412
Gain from sale of discontinued operations, net of taxes	—	—	—	459
Net income	$8,557	$5,295	$4,566	$7,871
Basic net income per share:
Net income per share from continuing operations	$0.06	$0.03	$0.03	$0.04
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
Basic net income per share	$0.06	$0.03	$0.03	$0.05
Diluted net income per share:
Net income per share from continuing operations	$0.06	$0.03	$0.03	$0.04
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
Diluted net income per share	$0.06	$0.03	$0.03	$0.04
Number of shares used in computation of net income per share:
Basic	138,016	171,542	137,406	173,810
Diluted	142,876	175,591	142,521	177,366

Note that earnings per share amount for continuing operations, gain from sale of discontinued operations, and net income, as presented above, are calculated individually and may not sum due to rounding differences.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$8,557	$5,295	$4,566	$7,871
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	117	429	(1,086)	493
Unrealized gains/losses on investments:
Unrealized holding gains (losses) arising during the period	7	(74)	—	(86)
Net gains/losses reclassified into earnings	(1)	5	(2)	71
Net unrealized gains (losses) on investments	6	(69)	(2)	(15)
Unrealized gains/losses on hedging securities:
Unrealized hedge gains (losses) arising during the period	422	(594)	1	2,363
Net gains/losses reclassified into earnings for revenue hedges	1,409	153	4,274	(474)
Net gains/losses reclassified into earnings for expense hedges	(1,518)	(565)	(3,717)	(652)
Net unrealized gains (losses) on hedging securities	313	(1,006)	558	1,237
Other comprehensive income (loss)	436	(646)	(530)	1,715
Comprehensive income	$8,993	$4,649	$4,036	$9,586

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$4,566	$7,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,034	33,242
Amortization of purchased intangibles	6,538	7,581
Amortization of capitalized software development costs for products to be sold	702	—
Amortization of debt issuance costs	267	—
Amortization of discounts and premiums on investments, net	944	794
Provision for doubtful accounts	600	—
Write-down of excess and obsolete inventories	2,253	3,860
Stock-based compensation expense	19,410	36,100
Excess tax benefits from stock-based compensation expense	(1,819)	(436)
Loss on disposal of property and equipment	4,965	1,742
Net gain on sale of discontinued operations	—	(459)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	5,805	(8,235)
Inventories	(4,848)	(4,128)
Deferred taxes	(4,848)	847
Prepaid expenses and other assets	(7,327)	(8,720)
Accounts payable	6,130	6,619
Taxes payable	4,124	(1,394)
Other accrued liabilities and deferred revenue	14,125	6,774
Net cash provided by operating activities	80,621	82,058
Cash flows from investing activities:
Purchases of property and equipment	(24,338)	(27,560)
Capitalized software development costs for products to be sold	(2,474)	—
Purchases of investments	(151,611)	(136,990)
Proceeds from sales of investments	37,056	10,358
Proceeds from maturities of investments	77,440	143,205
Net cash received from sale of discontinued operations	—	556
Net cash paid in purchase acquisitions	—	(8,350)
Net cash used in investing activities	(63,927)	(18,781)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	13,542	13,850
Payments on debt	(3,125)	—
Purchase and retirement of common stock	(8,426)	(90,429)
Excess tax benefits from stock-based compensation expense	1,819	436
Net cash provided by (used in) financing activities	3,810	(76,143)
Net increase (decrease) in cash and cash equivalents	20,504	(12,866)
Cash and cash equivalents, beginning of period	392,629	477,073
Cash and cash equivalents, end of period	$413,133	$464,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheets as of June 30, 2014, the condensed consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In addition, the condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements as of that date. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, the accompanying unaudited financial statements have been prepared on a basis consistent with the Company’s December 31, 2013 audited financial statements and all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 30, 2014 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The following table sets forth a summary of the revision to the condensed consolidated statement of cash flows for the following period (in thousands):

	Six Months Ended June 30, 2013
	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows
Operating activities:
Amortization of discounts and premiums on investments, net	$—	$794	$794
Net cash provided by operating activities	$81,264	$794	$82,058
Investing activities:
Purchases of investments	$(136,196)	$(794)	$(136,990)
Net cash used in investing activities	$(17,987)	$(794)	$(18,781)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

In July 2013, the FASB issued an accounting standard update which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted the guidance in the three months ended March 31, 2014, and such adoption did not have a material impact on the Company’s condensed consolidated financial statements.

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. The Company received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in its consolidated financial statements for the year ended December 31, 2012. In the six months ended June 30, 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of the final net working capital adjustment in accordance with the purchase agreement. Additional cash consideration of up to $37.5 million is payable to Polycom over the next three years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal years ending December 31, 2014, 2015 and 2016. These conditions were not met for the fiscal year ended December 31, 2013. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the six months ended June 30, 2014, there was no realized gain on sale of discontinued operations.

4. BUSINESS COMBINATIONS

On March 1, 2013 the Company completed its acquisition of certain assets of Sentri, Inc. (“Sentri”), a privately-held services company with expertise in Microsoft technologies, for approximately $8.0 million in cash, net of approximately $0.4 million cash released from an escrow account in September 2013, as a result of a net working capital adjustment. The total purchase price was allocated to the net tangible and intangible assets based upon their fair values at March 1, 2013, with the excess amount recorded as goodwill. The goodwill is primarily attributable to the expertise of former Sentri employees in Microsoft technologies and expected synergies from the combined company. The Company has included the financial results of Sentri in its condensed consolidated financial statements from the date of acquisition. Pro forma and actual results of operations of the acquisition were not material to the Company’s condensed consolidated financial statements.

5. ACCOUNTS RECEIVABLE FINANCING

In 2012, the Company launched a customer financing program and entered into a financing agreement (the “Financing Agreement”) with an unrelated third party financing company. The program offers distributors and resellers direct or indirect financing on their purchases of the Company’s products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of our receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under ASC 860 and is accounted for as a sale of financial assets, the accounts receivable are excluded from the balance sheet upon the third party financing company’s payment remittance to the Company. In certain legal jurisdictions, the arrangement fees that involve maintenance services or products bundled with maintenance at one price do not qualify as a sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with ASC 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In the three months ended June 30, 2014, total transactions entered pursuant to the terms of the Financing Agreement were approximately $51.7 million, of which $37.5 million was related to the transfer of the financial assets arrangement. In the three months ended June 30, 2013, total transactions entered were approximately $25.7 million, of which $23.0 million was related to the transfer of the financial assets arrangement. In the six months ended June 30, 2014, total transactions entered pursuant to the terms of the Financing Agreement were approximately $83.7 million, of which $68.6 million was related to the transfer of the financial assets arrangement. In the six months ended June 30, 2013, total transactions entered were approximately $50.6 million, of which $45.2 million was related to the transfer of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of June 30, 2014 and December 31, 2013 was approximately $29.0 million and $22.9 million, respectively, of which $23.0 million and $21.6 million, respectively, was related to the accounts receivable transferred, and is included in “Trade receivables” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.6 million and $0.4 million for the three months ended June 30, 2014 and 2013, respectively, and were approximately $1.1 million and $0.7 million for the six months ended June 30, 2014 and 2013, respectively. Those fees were recorded as reductions to revenues.

6. GOODWILL, PURCHASED INTANGIBLES, AND SOFTWARE DEVELOPMENT COSTS

Goodwill

The following table presents the changes to the Company’s goodwill by segment during the six months ended June 30, 2014 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2013	$308,159	$101,882	$149,419	$559,460
Foreign currency translation	—	—	(214)	(214)
Balance at June 30, 2014	$308,159	$101,882	$149,205	$559,246

Purchased Intangible Assets and Software Development Costs

The following table presents details of the Company’s total purchased intangible assets and capitalized software development costs for products to be sold as of the following periods (in thousands):

	June 30, 2014			December 31, 2013
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(78,525)	$2,653	$81,178	$(76,952)	$4,226
Customer and partner relationships	79,525	(53,498)	26,027	79,525	(48,941)	30,584
Non-compete agreements	1,800	(800)	1,000	1,800	(500)	1,300
Trade name	3,400	(3,159)	241	3,400	(3,089)	311
Other	4,462	(4,381)	81	4,462	(4,343)	119
Finite-lived intangible assets	170,365	(140,363)	30,002	170,365	(133,825)	36,540
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$171,283	$(140,363)	$30,920	$171,283	$(133,825)	$37,458
Capitalized software development costs for products to be sold	$4,923	$(898)	$4,025	$2,365	$(196)	$2,169

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

The following table summarizes the amortization expenses recorded in the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Amortization of purchased intangibles in revenues	$19	$18	$38	$38
Amortization of purchased intangibles in cost of product revenues	731	1,248	1,572	2,496
Amortization of purchased intangibles in operating expenses	2,436	2,545	4,928	5,047
Total amortization expenses of purchased intangibles	$3,186	$3,811	$6,538	$7,581

Amortization of purchased intangibles is not allocated to the Company’s segments.

The estimated future amortization expense as of June 30, 2014 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2014	$6,353
2015	10,495
2016	8,484
2017	4,670
2018	—
Total	$30,002

In the six months ended June 30, 2014, the Company capitalized approximately $2.6 million of software development costs for internally developed software products to be marketed and sold to customers after the point that technological feasibility has been reached and before the products are available for general release. There were no such costs capitalized in the six months ended June 30, 2013 as the development costs qualifying for capitalization were insignificant. The capitalized costs are being amortized over the estimated product useful life, generally three years, beginning when the products are available for general release. Management expects that the capitalized software development costs are recoverable from future gross profits generated by these products and services.

7. RESTRUCTURING COSTS

The Company recorded restructuring costs of $9.2 million and $4.3 million during the three months ended June 30, 2014 and 2013, respectively, and $39.5 million and $9.8 million during the six months ended June 30, 2014 and 2013, respectively. Pursuant to the announcement in January 2014, management completed certain actions designed to better align expenses to the Company’s revenue and gross margin profile and position the Company for improved operating performance. These actions included the elimination of approximately six percent of the global workforce and reduction or elimination of certain leased facilities. The Company has recorded approximately $35.7 million in restructuring costs as of June 30, 2014 in connection with these actions announced in January 2014 and does not expect any remaining charges to be material.

The following table summarizes the changes in the Company’s restructuring reserves during the six months ended June 30, 2014 (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2013	$1,143	$33,786	$34,929
Additions to the reserve	11,454	28,064	39,518
Non-cash write-offs	—	(2,515)	(2,515)
Cash payments and other usage	(9,687)	(11,385)	(21,072)
Balance at June 30, 2014	$2,910	$47,950	$50,860

As of June 30, 2014, the restructuring reserve is primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. These assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change.

8. BALANCE SHEET DETAILS

Trade receivables, net consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Gross accounts receivables	$221,123	$225,134
Returns and related reserves	(40,651)	(38,938)
Allowance for doubtful accounts	(3,398)	(2,827)
Total	$177,074	$183,369

Inventories consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Raw materials	$3,654	$2,740
Work in process	568	840
Finished goods	101,682	99,729
Total	$105,904	$103,309

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Non-trade receivables	$6,317	$9,251
Prepaid expenses	39,831	31,164
Derivative assets	4,788	6,748
Other current assets	4,715	3,189
Total	$55,651	$50,352

Deferred revenue consists of the following (in thousands):

	June 30, 2014	December 31, 2013
Short-term:
Service	$172,514	$170,701
Product	112	307
License	1,626	1,400
Total	$174,252	$172,408
Long-term:
Service	$80,481	$83,092
Product	9	—
License	3,848	4,375
Total	$84,338	$87,467

Changes in the deferred service revenue are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$253,044	$246,019	$253,793	$241,773
Additions to deferred service revenue	84,565	92,647	170,459	180,399
Amortization of deferred service revenue	(84,614)	(86,575)	(171,257)	(170,081)
Balance at end of period	$252,995	$252,091	$252,995	$252,091

Other accrued liabilities consist of the following (in thousands):

	June 30, 2014	December 31, 2013
Accrued expenses	$23,333	$22,515
Accrued co-op expenses	4,262	4,629
Restructuring reserves	19,579	11,238
Warranty obligations	10,350	9,475
Derivative liabilities	5,402	6,780
Employee stock purchase plan withholdings	9,141	10,883
Other accrued liabilities	11,219	12,224
Total	$83,286	$77,744

Changes in the warranty obligation are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Balance at beginning of period	$10,006	$9,715	$9,475	$10,475
Accruals for warranties issued during the period	3,966	4,493	8,131	8,112
Actual charges against warranty reserve during the period	(3,622)	(4,522)	(7,256)	(8,901)
Balance at end of period	$10,350	$9,686	$10,350	$9,686

9. COMMITMENTS AND CONTINGENCIES

Litigation and SEC Investigation

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

SEC Investigation. In July 2013, the Company was informed that the SEC was investigating the Audit Committee’s review of Mr. Miller’s expenses and his resignation. The investigation is ongoing, and the SEC has requested information from the Company. The Company is cooperating with the investigation and recently engaged in preliminary discussions to resolve the matter with the SEC.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleges that, between January 20, 2011 and July 23, 2013, the Company issued materially false and misleading statements or failed to disclose information regarding the Company’s business, operational and compliance policies, including with respect to its former Chief Executive Officer’s expense submissions and the Company’s internal controls. The lawsuit further alleges that the Company’s financial statements were materially false and misleading. The amended complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief. The defendants filed motions to dismiss the amended complaint. At this time, we are unable to estimate any range of reasonably possible loss relating to the securities class action.

Derivative Lawsuits. On August 21, 2013 and October 16, 2013, two purported shareholder derivative suits, captioned Saraceni v. Miller, et al., Case No. 5:13-cv-03880, and Donnelly v. Miller, et al., Case No. 5:13-cv-04810, respectively, were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors. On October 31, 2013, these two federal derivative actions were consolidated into In re Polycom, Inc. Derivative Litigation, Lead Case No. 3:13-cv-03880. Plaintiffs filed an amended complaint on April 4, 2014. The defendants filed motions to dismiss the amended complaint.

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

The Federal and California state consolidated derivative lawsuits purport to assert claims on behalf of the Company, which is named as a nominal defendant in the actions. The complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to the Company’s former Chief Executive Officer’s expense submissions and the Company’s internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused the Company to repurchase its own stock at artificially inflated prices. The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief. At this time, we are unable to estimate any range of reasonably possible loss relating to the derivative actions.

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

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the U.S. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services. In addition, from time to time, the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations.

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

The Company entered into the Credit Agreement in conjunction with and for purposes of funding purchases of the Company’s common stock pursuant to a $250.0 million modified “Dutch Auction” self-tender offer announced in September 2013. See Note 14 for further details. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty. Amounts repaid or prepaid may not be reborrowed. The Term Loan is secured by substantially all the assets of certain domestic subsidiaries of the Company, subject to certain exceptions and limitations. The Company is also obligated to pay other customary closing fees, arrangement fees, and administration fees for a credit facility of this size and type. Total debt issuance costs incurred on the Term Loan were approximately $2.7 million and were recorded in “Prepaid expenses and other current assets” and “Other assets” in the Company’s condensed consolidated balance sheet and are being amortized over the life of the Term Loan.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of June 30, 2014.

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

At June 30, 2014, the weighted average interest rate on the Term Loan was 1.96%, the accrued interest on the Term Loan was $0.1 million, and the current and noncurrent portion of the outstanding Term Loan was $6.3 million and $239.1 million, respectively.

The following table sets forth total interest expense recognized on the Term Loan (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Contractual interest expense	$1,225	$—	$2,454	$—
Amortization of debt issuance costs	133	—	267	—
Total	$1,358	$—	$2,721	$—

11. INVESTMENTS

The Company had cash and cash equivalents of $413.1 million and $392.6 million at June 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At June 30, 2014, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2014:
Investments-Short-term:
U.S. government securities	$30,609	$18	$—	$30,627
U.S. government agency securities	40,007	15	(2)	40,020
Non-U.S. government securities	8,567	6	—	8,573
Corporate debt securities	57,080	24	(4)	57,100
Total investments - short-term	$136,263	$63	$(6)	$136,320
Investments-Long-term:
U.S. government securities	$30,224	$23	$—	$30,247
U.S. government agency securities	31,002	6	(7)	31,001
Non-U.S. government securities	1,167	1	—	1,168
Corporate debt securities	28,499	12	(12)	28,499
Total investments - long-term	$90,892	$42	$(19)	$90,915

Balances at December 31, 2013:
Investments-Short-term:
U.S. government securities	$19,792	$9	$—	$19,801
U.S. government agency securities	38,388	16	(3)	38,401
Non-U.S. government securities	13,734	10	—	13,744
Corporate debt securities	62,720	22	(4)	62,738
Total investments - short-term	$134,634	$57	$(7)	$134,684
Investments-Long-term:
U.S. government securities	$12,252	$8	$—	$12,260
U.S. government agency securities	30,627	12	(3)	30,636
Non-U.S. government securities	2,305	4	—	2,309
Corporate debt securities	11,152	15	—	11,167
Total investments - long-term	$56,336	$39	$(3)	$56,372

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2014:
U.S. government agency securities	$22,132	$(9)	$—	$—	$22,132	$(9)
Corporate debt securities	21,874	(16)	—	—	21,874	(16)
Total investments	$44,006	$(25)	$—	$—	$44,006	$(25)
December 31, 2013:
U.S. government agency securities	$5,533	$(6)	$—	$—	$5,533	$(6)
Corporate debt securities	9,837	(3)	1,504	(1)	11,341	(4)
Total investments	$15,370	$(9)	$1,504	$(1)	$16,874	$(10)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings. During the six months ended June 30, 2014 and 2013, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

The Company has made various strategic investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. The Company did not record such impairment charges during the six months ended June 30, 2014 and 2013. The cost of these investments at both June 30, 2014 and December 31, 2013 was $2.0 million, and has been recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

12. FAIR VALUE MEASUREMENTS

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2014 and 2013. The Company does not hold any investments classified as Level 3 as of June 30, 2014 and December 31, 2013.

As of June 30, 2014, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (54%), corporate bonds (24%), commercial paper (15%), non-U.S. Government securities (5%), and money market funds (2%). Included in available-for-sale securities is approximately $22.3 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

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

The Company’s Term Loan under its Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. See Note 10. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for the disclosure purpose. At June 30, 2014 and December 31, 2013, the estimated fair value of the Term Loan was approximately $240.4 million and $247.5 million, respectively, based on observable market inputs.

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs (in thousands):

		Fair Value Measurements at June 30, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$249,535	$5,615	$243,920
Foreign currency forward contracts (b)	$4,788	$—	$4,788
Liabilities:
Foreign currency forward contracts (c)	$5,402	$—	$5,402

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$211,151	$17,596	$193,555
Foreign currency forward contracts (b)	$6,748	$—	$6,748
Liabilities:
Foreign currency forward contracts (c)	$6,780	$—	$6,780

(a)	Included in cash and cash equivalents, and short and long-term investments in the Company’s condensed consolidated balance sheets.
(b)	Included in short-term derivative assets as prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative liabilities as other accrued liabilities in the Company’s condensed consolidated balance sheets.

The Company’s current accounting policy and practice is not to offset derivative assets and liabilities in its condensed consolidated balance sheets. See Note 13.

13. FOREIGN CURRENCY DERIVATIVES

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding non-designated hedges at June 30, 2014 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	2,669	$1,212	Buy	—	$—	—
Brazilian Real	4,914	$2,192	Sell	—	—	—
Chinese Yuan	90,205	$14,745	Buy	—	$—	—
Chinese Yuan	83,527	$13,441	Sell	—	$—	—
Euro	21,142	$28,945	Buy	9,572	$12,665	Buy
Euro	42,346	$57,854	Sell	27,315	$36,405	Sell
British Pound	17,141	$29,032	Buy	8,877	$13,809	Buy
British Pound	10,263	$17,486	Sell	16,500	$25,903	Sell
Israeli Shekel	10,130	$2,953	Buy	32,074	$8,850	Buy
Israeli Shekel	30,208	$8,767	Sell	—	$—	—
Japanese Yen	314,425	$3,105	Buy	—	$—	—
Japanese Yen	830,837	$8,191	Sell	—	$—	—
Mexican Peso	10,541	$813	Buy	—	$—	—
Mexican Peso	19,690	$1,522	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the following periods (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		June 30, 2014	June 30, 2013
Foreign exchange contracts	Interest and other income (expense), net	$(35)	$(732)

		Six Months Ended
		June 30, 2014	June 30, 2013
Foreign exchange contracts	Interest and other income (expense), net	$299	$1,601

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding cash flow hedges at June 30, 2014 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	120,695	$19,228	Buy	—	$—	—
Euro	18,500	$25,277	Buy	6,828	$9,195	Buy
Euro	51,100	$69,928	Sell	10,285	$13,866	Sell
British Pound	17,000	$28,345	Buy	4,723	$7,551	Buy
British Pound	23,917	$39,883	Sell	—	$—	—
Israeli Shekel	54,200	$15,629	Buy	27,826	$7,839	Buy

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the following periods (in thousands):

	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Foreign exchange contracts	$422	$(594)	Product revenues	$(1,409)	$(153)	Interest and other income (expense), net	$(127)	$160
			Cost of revenues	330	48
			Sales and marketing	717	(285)
			Research and development	277	755
			General and administrative	194	47
	$422	$(594)		$109	$412		$(127)	$160

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013		June 30, 2014	June 30, 2013
Foreign exchange contracts	$1	$2,363	Product revenues	$(4,274)	$474	Interest and other income (expense), net	$(52)	$160
			Cost of revenues	862	48
			Sales and marketing	1,797	(107)
			Research and development	692	652
			General and administrative	366	59
	$1	$2,363		$(557)	$1,126		$(52)	$160

(a)There were no gains or losses recognized in income due to ineffectiveness in the periods presented.

As of June 30, 2014, the Company estimated that all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the six months ended June 30, 2014 and 2013, there were no such gains or losses.

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of June 30, 2014 and December 31, 2013. See Note 12 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of the periods presented (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
Derivative assets (a):
Foreign exchange contracts	$2,089	$4,457	$2,699	$2,291
Derivative liabilities (b):
Foreign exchange contracts	$1,525	$4,235	$3,877	$2,545

(a)	All derivative assets are recorded in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded in “Other accrued liabilities” in the condensed consolidated balance sheets.

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

The following table sets forth the offsetting of derivative assets (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented In the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2014:
Foreign exchange contracts	$4,788	$—	$4,788	$(4,191)	$—	$597
As of December 31, 2013:
Foreign exchange contracts	$6,748	$—	$6,748	$(5,643)	$—	$1,105

The following table sets forth the offsetting of derivative liabilities (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented In the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2014:
Foreign exchange contracts	$5,402	$—	$5,402	$(4,191)	$—	$1,211
As of December 31, 2013:
Foreign exchange contracts	$6,780	$—	$6,780	$(5,643)	$—	$1,137

14. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or via privately negotiated transactions. During the three and six months ended June 30, 2014, the Company did not directly make open market purchases, however, the Company received 1.5 million shares under its accelerated share repurchase program as discussed below. During the three and six months ended June 30, 2013, the Company purchased approximately 4.7 million and 8.1 million shares of common stock, respectively, in the open market for $50.3 million and $84.5 million of cash, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over the fair value based on the calculated average price in equity is recorded as a charge to retained earnings. In July 2014, the Company announced that its Board of Directors had approved a new share repurchase plan under which the Company may at its discretion purchase shares in the open market with an aggregate value of up to $200.0 million. The Company expects to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations.

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

Accelerated Share Repurchase Agreements

On December 4, 2013, the Company entered into separate accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $114.6 million of common stock as part of the last phase of the Company’s $400.0 million Return of Capital Program. Under the terms of the ASR agreements, the Company paid an aggregate $114.6 million of cash and received an initial delivery of approximately 8.0 million shares in December 2013. The ASR contracts were settled in June 2014, whereby the Company received an additional 1.5 million shares upon settlement. The aggregate 9.5 million shares ultimately purchased under the ASR program was determined based on the Company’s volume-weighted average stock price (“VWAP”) less an agreed upon discount during the term of the transactions. Total shares repurchased were immediately retired upon delivery and accounted for as a reduction to stockholders’ equity. The costs associated with the ASR transactions were recorded as an adjustment to the stockholders’ equity. Additionally, the Company accounted for the ASR transactions as repurchases of common stock for the purpose of calculating its earnings per share when the shares were received.

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component for the three months ended June 30, 2014 (in thousands). The tax effects were not shown separately, as the impacts were not material.

Six Months Ended June 30, 2014	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2013	$80	$73	$4,219	$4,372
Other comprehensive income (loss) before reclassifications	1	—	(1,086)	(1,085)
Amounts reclassified from accumulated other comprehensive income (a)	557	(2)	—	555
Net current-period other comprehensive income (loss)	558	(2)	(1,086)	(530)
Balance as of June 30, 2014	$638	$71	$3,133	$3,842

(a)

See Note 13 of Notes to Condensed Consolidated Financial Statements for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Other income (expense)” in the condensed consolidated statement of operations for the six months ended June 30, 2014, net of taxes.

15. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded for the periods presented and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cost of sales - product	$520	$705	$1,160	$1,566
Cost of sales - service	1,101	1,645	2,062	3,121
Stock-based compensation expense included in cost of sales	1,621	2,350	3,222	4,687

Sales and marketing	5,333	7,218	5,724	13,854
Research and development	3,059	4,189	4,101	8,910
General and administrative	3,750	4,572	6,363	8,649
Stock-based compensation expense included in operating expenses	12,142	15,979	16,188	31,413
Stock-based compensation expense related to employee equity awards and employee stock purchases	13,763	18,329	19,410	36,100
Tax benefit	2,777	6,014	3,762	13,003
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$10,986	$12,315	$15,648	$23,097

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

Stock Options

There were no stock options granted in the six months ended June 30, 2014 and 2013.

Performance Shares and Restricted Stock Units

During the six months ended June 30, 2014 and 2013, the Company granted 556,550 and 1,290,209, respectively, of performance shares to certain employees and executives, at a weighted average fair value of $13.76 and $8.82 per share, respectively. The 2014 and 2013 grants are generally divided evenly over three annual performance periods commencing with calendar year 2014 and 2013, respectively.

During the six months ended June 30, 2014 and 2013, the Company granted 2,702,115 and 4,326,746, respectively, of restricted stock units at a weighted average fair value of $12.95 and $10.14 per share, respectively.

During the six months ended June 30, 2014 and 2013, the Company granted non-employee directors 140,000 and 100,000, respectively, of restricted stock units at a weighted average fair value of $12.87 and $11.14 per share, respectively.

Employee Stock Purchase Plan

During the six months ended June 30, 2014 and 2013, 1,696,177 and 1,634,299 shares were purchased under the Company’s employee stock purchase plan (“ESPP”), respectively. As of June 30, 2014, there were 12,562,959 shares available to be issued under ESPP.

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

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

Three and Six Months Ended
	June 30, 2014	June 30, 2013
Expected volatility	32.30-42.11%	44.76-52.57%
Risk-free interest rate	0.07-0.30%	0.11-0.27%
Expected dividends	0.0%	0.0%
Expected life (yrs)	0.5-2.0	0.5-2.0

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

During the three months ended March 31, 2014, the Company performed its annual review of assumptions, which resulted in an increase in the forfeiture rate. The effect of the change in the forfeiture rate decreased stock-based compensation expense by approximately $1.8 million which decreased the Company’s net loss by approximately $1.4 million or $0.01 per share in the three months ended March 31, 2014. There was no material impact in the three months ended June 30, 2014. Additionally, during the three months ended March 31, 2014, the Company recorded a benefit of $2.1 million related to actual forfeitures of awards granted to former officers, and there was no such benefit recorded in the three months ended June 30, 2014.

16. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods presented (in thousands, except for per-share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator
Net income from continuing operations	$8,557	$5,295	4,566	7,412
Gain from sale of discontinued operations, net of taxes	—	—	—	459
Net income	$8,557	$5,295	$4,566	$7,871

Denominator
Weighted average shares outstanding, basic	138,016	171,542	137,406	173,810
Effect of dilutive potential common shares	4,860	4,049	5,115	3,556
Weighted average shares outstanding, diluted	142,876	175,591	142,521	177,366

Basic net income per share
Net income per share from continuing operations	$0.06	$0.03	$0.03	$0.04
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
	$0.06	$0.03	$0.03	$0.05

Diluted net income per share
Net income per share from continuing operations	$0.06	$0.03	$0.03	$0.04
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
	$0.06	$0.03	$0.03	$0.04

Antidilutive employee stock-based awards, excluded	242	1,110	364	1,414

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

17. BUSINESS SEGMENT INFORMATION

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

Segment Revenue and Profit

Segment revenues consist of product and service revenues. Product revenues are attributed to a segment based on the ordering location of the customer. For internal reporting purposes and determination of segment contribution margins, geographic segment product revenues may differ slightly from actual geographic revenues due to internal revenue allocations between the Company’s segments. Service revenues are generally attributed to a segment based on the end-user’s location where services are performed. A significant portion of each segment’s expenses arise from shared services and infrastructure that Polycom has historically allocated to the segments in order to realize economies of scale and to use resources efficiently.

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

Financial information for each reportable geographical segment as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Executive Officer who is its Chief Operating Decision Maker (“CODM”), is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2014:
Revenue	$167,806	$83,067	$81,146	$332,019
% of total revenue	51%	25%	24%	100%
Contribution margin	69,155	35,108	33,366	137,629
% of segment revenue	41%	42%	41%	41%

For the three months ended June 30, 2013:
Revenue	$175,629	$79,727	$89,878	$345,234
% of total revenue	51%	23%	26%	100%
Contribution margin	68,748	32,049	37,238	138,035
% of segment revenue	39%	40%	41%	40%

For the six months ended June 30, 2014:
Revenue	$330,875	$172,104	$157,564	$660,543
% of total revenue	50%	26%	24%	100%
Contribution margin	139,128	72,774	65,020	276,922
% of segment revenue	42%	42%	41%	42%

For the six months ended June 30, 2013:
Revenue	$346,610	$168,819	$168,557	$683,986
% of total revenue	51%	25%	24%	100%
Contribution margin	137,977	69,609	68,083	275,669
% of segment revenue	40%	41%	40%	40%

As of June 30, 2014: Gross accounts receivable	$86,945	$68,878	$65,300	$221,123
% of total gross accounts receivable	39%	31%	30%	100%
As of December 31, 2013: Gross accounts receivable	86,243	71,970	66,921	225,134
% of total gross accounts receivable	38%	32%	30%	100%

During the three and six months ended June 30, 2014, one customer from the Americas segment, ScanSource Communications (“ScanSource”), accounted for 18% of the Company’s revenues. During the three and six months ended 2013, ScanSource accounted for 16% of the Company’s revenues. At June 30, 2014 and December 31, 2013, ScanSource accounted for 14% and 11%, respectively, of total gross accounts receivable.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Segment contribution margin	$137,629	$138,035	$276,922	$275,669
Corporate and unallocated costs	(99,339)	(105,300)	(205,938)	(213,005)
Stock-based compensation	(13,763)	(18,329)	(19,410)	(36,100)
Effect of stock-based compensation cost on warranty expense	(77)	(144)	(206)	(301)
Transaction-related costs	—	(49)	(156)	(3,372)
Amortization of purchased intangibles	(3,167)	(3,793)	(6,500)	(7,543)
Restructuring costs	(9,175)	(4,329)	(39,518)	(9,752)
Interest and other income (expense), net	(1,696)	(384)	(2,391)	(1,143)
Income from continuing operations before benefit from income taxes	$10,412	$5,707	$2,803	$4,453

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
UC group systems	$218,448	$232,998	$431,820	$465,425
UC personal devices	53,639	50,849	110,113	100,095
UC platform	59,932	61,387	118,610	118,466
Total	$332,019	$345,234	$660,543	$683,986

18. INCOME TAXES

The following table presents the income tax expense (benefit) from continuing operations and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income tax expense (benefit) from continuing operations	$1,855	$412	$(1,763)	$(2,959)
Effective tax rate	17.8%	7.2%	(62.9)%	(66.4)%

The effective tax rates for the three and six months ended June 30, 2014 and 2013 differ from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during the quarters. For the three and six months ended June 30, 2014, discrete benefits of $0.2 million and $1.5 million were recorded for tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan. In addition, included in the tax rate for the six months ended June 30, 2014 is a discrete tax benefit recorded in the first quarter of $0.9 million related to stock-based compensation expense adjustments for certain terminated employees. Discrete benefits recorded during the three and six months ended June 30, 2013 include $2.2 million recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, and $1.0 million recorded in the second quarter of 2013 related to previously non-deductible acquisition-related expenses that became deductible in the quarter. In addition, $0.8 million and $0.3 million of tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan were recorded in the first and second quarters of 2013, respectively.

As of June 30, 2014, the amount of gross unrecognized tax benefits was $22.1 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2014 and December 31, 2013, the Company had approximately $1.6 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $0.9 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

The Company regularly assesses the ability to realize deferred tax assets recorded in all entities based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. If the Company’s future business profits do not support the realization of deferred tax assets, a valuation allowance could be recorded in the foreseeable future. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

We believe important drivers for the adoption of collaboration solutions include:

—	UC&C solutions, including voice and video offerings, as a preferred method of communication,
—	increasing presence of video on desktop and laptop devices,
—	growth of video-capable mobile devices (including tablets and smartphones),
—	growth of Microsoft® Lync® in the corporate environment and the resulting impact on sales of Polycom’s Lync-compactible voice and video devices,
—	expansion of business applications with integrated web-based video and content collaboration,
—	virtualization and the move to private, public, and hybrid clouds,
—	adoption of UC&C by small and medium businesses,
—	growth of the number of teleworkers globally,
—	new pricing models and options for video delivery, including subscription-based software pricing and as-a-service offerings,
—	emergence of Bring Your Own Device (BYOD) programs in businesses of all sizes, across all regions,
—	demand for UC&C solutions for business-to-business and business-to-consumer communications and the move of consumer applications into the business space, and
—	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing video collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology, multiple delivery modes and customer-centric go-to-market capabilities.

Revenues for the three and six months ended June 30, 2014 were $332.0 million and $660.5 million, respectively, a decrease of $13.2 million, or 4%, and $23.4 million, or 3%, respectively, from the same periods in 2013. On a year-over-year basis, our total product revenues declined while service revenues increased. The overall decreases in product revenues for the three and six months ended June 30, 2014 were primarily a result of lower sales of our UC group systems products, mainly driven by lower IP conference phone revenues as a result of Cisco Systems, Inc. (“Cisco” or “Cisco System”) no longer reselling a product they previously purchased from us, and, to a lesser extent, due to lower UC platform product revenues. The decreases were partially offset by increased revenues from our UC personal devices products. The increases in service revenues were driven primarily by increased maintenance revenues on a larger installed base and increased maintenance service renewals year-over-year as a result of ongoing efforts to increase maintenance service renewal rates.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 51%, 25%, and 24%, respectively, of our revenues in the three months ended June 30, 2014. Our Americas and APAC segment revenues decreased by 4% and 10%, respectively, and our EMEA segment revenues increased by 4% in the three months ended June 30, 2014 as compared to the same period in 2013. In the six months ended June 30, 2014, our Americas, EMEA, and APAC segment revenues accounted for 50%, 26%, and 24%, respectively, of our revenues. Our Americas and APAC segment revenues decreased by 5% and 7%, respectively, and our EMEA segment revenues increased by 2% in the six months ended June 30, 2014 as compared to the same period in 2013. On a year-over-year basis, product revenues declined in our Americas and APAC segments, but increased in our EMEA segment, in the three months ended June 30, 2014, and declined across all our regions during the six months ended June 30, 2014. Service revenues increased in our EMEA and APAC segments, but decreased in our Americas segment, in the three months ended June 30, 2014, and increased across all our segments during the six months ended June 30, 2014. See Note 17 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margins, and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three and six months ended June 30, 2014 and 2013.

Operating margins increased by 2 percentage points in the three months ended June 30, 2014 and remained relatively flat during the six month period ended June 30, 2014 as compared to the same periods in 2013. The increase in the three months ended June 30, 2014 was primarily due to increased gross margins and decreased operating expenses as a percentage of revenues by 1% each. Increased gross margins were primarily driven by a higher product gross margin as a result of changes in product mix toward higher margin RealPresence Group Series products within our UC group systems product category. The decrease in operating expenses as a percentage of revenues was primarily due to lower headcount and facility related costs due to actions taken to better align expenses to our revenue and gross margin profile and to improve our operating margins, partially offset by higher restructuring charges related to these actions.

During the six months ended June 30, 2014, we generated approximately $80.6 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $20.5 million net increase in our total cash and cash equivalents from December 31, 2013.

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

The following table sets forth, as a percentage of revenues (unless indicated otherwise), condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues:
Product revenues	71%	73%	71%	73%
Service revenues	29%	27%	29%	27%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	41%	42%	42%	42%
Cost of service revenues as a % of service revenues	41%	41%	41%	41%
Total cost of revenues	41%	42%	41%	41%
Gross profit	59%	58%	59%	59%
Operating expenses:
Sales and marketing	29%	32%	29%	32%
Research and development	15%	16%	15%	16%
General and administrative	7%	7%	7%	7%
Amortization of purchased intangibles	1%	—	1%	1%
Restructuring costs	3%	1%	6%	1%
Transaction-related costs	—	—	0%	1%
Total operating expenses	55%	56%	58%	58%
Operating income	4%	2%	1%	1%
Interest and other income (expense), net:
Interest expense	(1)%	—	—	—
Other income (expense)	—	—	—	—
Interest and other income (expense), net	(1)%	—	—	—
Income from continuing operations before provision for (benefit from) income taxes	3%	2%	1%	1%
Provision for (benefit from) income taxes	—	—	—	—
Net income from continuing operations	3%	2%	1%	1%
Gain from sale of discontinued operations, net of taxes	—	—	—	—
Net income	3%	2%	1%	1%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	Increase (Decrease)	June 30, 2014	June 30, 2013	Increase (Decrease)
Americas	$167,806	$175,629	(4)%	$330,875	$346,610	(5)%
% of revenues	51%	51%		50%	51%
EMEA	$83,067	$79,727	4%	$172,104	$168,819	2%
% of revenues	25%	23%		26%	25%
APAC	$81,146	$89,878	(10)%	$157,564	$168,557	(7)%
% of revenues	24%	26%		24%	24%
Total revenues	$332,019	$345,234	(4)%	$660,543	$683,986	(3)%

In the three months ended June 30, 2014, the decrease in total revenues was due to a decrease in product revenues of $14.9 million, or 6%, partially offset by an increase in service revenues of $1.6 million, or 2%, as compared to the same period in 2013. The decrease in product revenues was primarily a result of lower sales of our UC group systems and UC platform products, partially offset by increased sales of our UC personal devices products year-over-year. In the six months ended June 30, 2014, the decrease in total revenues was due to a decrease in product revenues of $29.4 million, or 6%, partially offset by an increase in service revenues of $6.0 million, or 3%, as compared to the same period in 2013. The decrease in product revenues was primarily a result of lower sales of our UC group systems, partially offset by increased sales of our UC personal devices products and, to a lesser extent, increased sales of our UC platform products year-over-year. The increase in service revenues in the three and six months ended June 30, 2014 was primarily driven by increased maintenance service revenues on a larger installed base and increased maintenance service renewals year-over-year, partially offset by decreased revenues from managed services related to the Hewlett-Packard visual collaboration business we acquired in 2011. As these managed services contracts expire, customers may elect to purchase other Polycom product solutions rather than renew their managed services contracts, as was the case for the three months ended June 30, 2014. This trend is likely to continue.

The overall decreases in the Americas and APAC segment revenues in the three and six months ended June 30, 2014 were driven primarily by decreased revenues across several of our key geographic markets, including China, the United States, Canada, Japan, and Brazil, partially offset by increases in Australia, India and Mexico. The overall increases in the EMEA segment revenues in the three and six months ended June 30, 2014 were primarily due to growth in the United Kingdom, France, and Benelux, partially offset by decreases in Russia and the Nordic countries. On a year-over-year basis, product and service revenues decreased in our Americas segment and increased in our EMEA segment in the three months ended June 30, 2014. Our APAC segment product revenues decreased and service revenues increased in the three months ended June 30, 2014. Our product revenues decreased and service revenues increased across all our segments in the six months ended June 30, 2014 as compared to the same period of 2013.

In 2013, Cisco informed us that it would end of life, and therefore no longer resell, the IP conference phones they purchase from us, resulting in a year-over-year decrease of revenues of approximately $13.6 million and $22.5 million in the three and six months ended June 30, 2014, respectively. We do not expect any further revenues from this relationship in 2014. The decrease in the revenues of these IP conference phones as a result of this change accounted for the majority of our year-over-year product revenue decreases in the three and six months ended June 30, 2014. We have been planning for the transition and are working to evolve the features and functionality of our VoIP conference phone portfolio to be interoperable in a Cisco environment.

In the three and six months ended June 30, 2014, one channel partner, ScanSource Communications (“ScanSource”), located in our Americas segment, accounted for 18% of our total revenues, respectively. In the three and six months ended June 30, 2013, ScanSource accounted for 16%% of our total revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services for the periods indicated:

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	Increase (Decrease)	June 30, 2014	June 30, 2013	Increase (Decrease)
UC group systems	$218,448	$232,998	(6)%	$431,820	$465,425	(7)%
UC personal devices	53,639	50,849	5%	110,113	100,095	10%
UC platform	59,932	61,387	(2)%	118,610	118,466	—
Total revenues	$332,019	$345,234	(4)%	$660,543	$683,986	(3)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. On a year-over-year basis, the decreases in UC group systems revenues were primarily driven by decreases in sales of our group voice products and related services from our Americas segment and, to a lesser extent, decreases in sales of our group video products and related services from our APAC and EMEA segments and decreases in sales of immersive telepresence products and related services in our Americas and APAC segments. The decreases were partially offset by increased revenues from our group video products and related services from our America segment and, to a lesser extent, group voice products and related services from our EMEA and APAC segments.

UC personal devices include desktop video devices and desktop voice products and the related service elements. The increases in UC personal devices revenues were primarily due to increased sales of our desktop voice products and related services in our Americas and EMEA segments, partially offset by decreased revenues from desktop video products and related services across all regions and, to a lesser extent, decreased revenues from desktop voice products and related services in our APAC segment. Overall, the increases in UC personal devices revenues were due in part to increased demand for our Microsoft® Lync® interoperable solutions and the continued adoption of VoIP technologies.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. The decrease in UC platform revenues in the three months ended June 30, 2014 was driven by decreased sales of our UC platform products and related service in our Americas segment, partially offset by increased revenues from our EMEA and APAC segments. In the six months ended June 30, 2014, the increases in UC platform revenues in our EMEA and APAC segments were largely offset by decreased revenues from our Americas segment, resulting in a less than 1% increase in UC platform revenues.

Cost of Revenues and Gross Margins

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	Increase (Decrease)	June 30, 2014	June 30, 2013	Increase/ (Decrease)
Product Cost of Revenues	$97,710	$105,286	(7)%	$195,346	$207,164	(6)%
% of Product Revenues	41%	42%	(1) pt	42%	42%	—
Product Gross Margins	59%	58%	1 pt	58%	58%	—
Service Cost of Revenues	$39,087	$38,350	2%	$77,990	$76,127	2%
% of Service Revenues	41%	41%	—	41%	41%	—
Service Gross Margins	59%	59%	—	59%	59%	—
Total Cost of Revenues	$136,797	$143,636	(5)%	$273,336	$283,291	(4)%
% of Total Revenues	41%	42%	(1) pt	41%	41%	—
Total Gross Margins	59%	58%	1 pt	59%	59%	—

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.5 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $1.2 million and $1.6 million for the six months ended June 30, 2014 and 2013, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

The increase in the product gross margins as a percentage of revenues in the three months ended June 30, 2014 was primarily due to changes in product mix towards higher margin RealPresence Group Series products within our UC group systems product category and, to a lesser extent, lower freight expense, partially offset by increased royalty expense. Gross margins as a percentage of revenues in the six months ended June 30, 2014 remained relatively flat compared to the same period in 2013.  From a segment perspective, product gross margins increased in our Americas segment and decreased in our EMEA segment year-over-year. Product gross margins in our APAC segment increased in the three months ended June 30, 2014 and decreased in the six months ended June 30, 2014, as compared to the same periods in 2013.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation expense of $1.1 million and $1.6 million for the three months ended June 30, 2014 and 2013, respectively, and $2.1 million and $3.1 million for the six months ended June 30, 2014 and 2013, respectively. Cost of service revenues at the segment level consists of the standard cost of service revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

In the three and six months ended June 30, 2014, service gross margins as a percentage of revenues remained relatively flat as compared to the same periods in 2013. On a year-over-year basis, the increased cost of service revenue was primarily due to increased service revenues and direct spending costs, including outside services and warranty expenses which were partially offset by lower managed network costs. From a segment perspective, service gross margins as a percentage of revenues increased in our EMEA and APAC segments and decreased in our Americas segment.

Total Cost of Revenues and Total Gross Margins

On a year-over-year basis, the increase in total gross margins in the three months ended June 30, 2014 was primarily due to the increase in the product gross margins as a percentage of revenues, as discussed under Cost of Product Revenues and Product Gross Margins while service gross margins remained relatively flat, as discussed under Cost of Service Revenues and Service Gross Margins.

We expect gross margins to remain relatively flat in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; competition; the extent to which new services sales accompany our product sales as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings; fluctuations in freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; changes in prices on commodity components; warranty and recall costs; and the timing of sales.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	Decrease	June 30, 2014	June 30, 2013	Decrease
Expenses	$97,836	$109,657	(11)%	$191,804	$218,372	(12)%
% of Revenues	29%	32%	(3) pts	29%	32%	(3) pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation expense of $5.3 million and $5.7 million for the three months ended June 30, 2014 and 2013, respectively, and $5.7 million and $13.9 million for the six months ended June 30, 2014 and 2013, respectively.

The year-over-year decreases in sales and marketing expenses were primarily due to decreased headcount-related costs, including compensation expense and stock-based compensation cost, and lower headcount-based allocations, as well as decreased spending on marketing program and travel and entertainment expenses. Sales and marketing headcount decreased by 11% from June 30, 2013 to June 30, 2014 as part of our plans to improve operating performance.

We expect our sales and marketing expenses to remain flat or increase slightly in absolute dollars in the near term. Expenses will also fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products.

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	Decrease	June 30, 2014	June 30, 2013	Decrease
Expenses	$49,031	$54,628	(10)%	$97,178	$110,563	(12)%
% of Revenues	15%	16%	(1) pt	15%	16%	(1) pt

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation expense of $3.1 million and $4.2 million for the three months ended June 30, 2014 and 2013, respectively, and $4.1 million and $8.9 million for the six months ended June 30, 2014 and 2013, respectively.

The year-over-year decreases in research and development expenses were primarily due to lower program spending, decreased headcount-related costs, including compensation expense and stock-based compensation cost, as well as the capitalization of certain internal costs related to internally developed software products to be sold.

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

General and Administrative Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	Increase	June 30, 2014	June 30, 2013	Increase
Expenses	$24,636	$24,299	1%	$48,429	$47,993	1%
% of Revenues	7%	7%	—	7%	7%	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation expense of $3.8 million and $4.6 million for the three months ended June 30, 2014 and 2013, respectively, and $6.4 million and $8.6 million for the six months ended June 30, 2014 and 2013, respectively.

The year-over-year increases in general and administrative expenses were primarily due to increased bad debt expense and increased legal fees and insurance premiums, largely offset by decreased compensation expense, including stock-based compensation cost.

Significant future charges due to costs associated with litigation or uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to remain relatively flat in the near term but they could fluctuate depending on the level and timing of expenditures associated with the litigation described in Note 9 of Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles

In the three months ended June 30, 2014 and 2013, we recorded $2.4 million and $2.5 million, respectively, in operating expenses and recorded $0.7 million and $1.2 million, respectively, in cost of product revenues for amortization of purchased intangibles related to acquisitions. In the six months ended June 30, 2014 and 2013, we recorded $4.9 million and $5.0 million, respectively, in operating expenses, and recorded $1.6 million and $2.5 million, respectively, in cost of product revenues for amortization of purchased intangibles related to acquisitions. The year-over-year decreases in amortization expenses were primarily due to certain intangible assets acquired in prior years being fully amortized. Purchased intangible assets are being amortized over their estimated useful lives, which range from several months to eight years.

Restructuring

During the three months ended June 30, 2014 and 2013, we recorded restructuring costs of $9.2 million and $4.3 million, respectively. During the six months ended June 30, 2014 and 2013, we recorded restructuring costs of $39.5 million and $9.8 million, respectively. The year-over-year increases in restructuring costs were primarily due to certain actions taken in the six months ended June 30, 2014 that were designed to better align expenses to our revenue and gross margin profile and position the company for improved operating performance, including the reduction or elimination of certain facilities globally and the elimination of approximately 6% of our global workforce as announced in January 2014. See Note 7 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

Our facilities-related restructuring reserves are recorded net of estimated sublease income that we expect to generate based upon current comparable leases in the respective markets. To the extent that actual sublease income is different from our estimates, or the timing of subleasing the facility is different than we originally estimated, we will adjust our restructuring reserves which may result in additional restructuring costs in the future.

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

Transaction-related Costs

We expense all acquisition-related and other transaction-related costs as incurred. These costs generally include legal and accounting fees and other integration services. There were no transaction-related costs in the three months ended June 30, 2014 compared to less than $0.1 million in the same period in 2013. In the six months ended June 30, 2014 and 2013, we recorded approximately $0.2 million and $3.3 million of transaction-related expenses, respectively. We have spent, and may in the future, spend significant resources identifying and acquiring businesses.

Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Interest expense	$(1,460)	$(479)	$(2,934)	$(886)
Other income (expense)	(236)	95	543	(257)
Interest and other income (expense), net	(1,696)	(384)	(2,391)	(1,143)

Interest expense consists primarily of interest on our borrowings under the Credit Agreement entered into in September 2013 and imputed interest related to certain long-term obligations. Other income (expense) consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, realized gains and losses on investments, non-income based taxes and fees, gains and losses on asset disposals and foreign exchange related gains and losses.

The increases in interest expense year-over year were primarily due to interest expense on the borrowings under the Credit Agreement. We expect interest expense to increase in 2014 as compared to the prior year as a result of a full year of interest expense on our borrowings under the Credit Agreement.

The increase in net other expense during the three months ended June 30, 2014 as compared to net other income the same period in 2013 was primarily due to lower interest income, partially offset by lower non-income based taxes and fees and lower foreign exchange losses. The increase in the net other income during the six months ended June 30, 2014 as compared to net other expense in the same period in 2013 was primarily due to a release in the first quarter of 2014 of sales and use tax reserves from prior years, lower non-income based taxes and fees and lower asset disposal losses, partially offset by lower interest income. Other income (expense) will fluctuate due to changes in interest rates and returns on our cash and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program, gains and losses on asset disposals and timing of non-income based taxes and license fees. The cash balance could also decrease depending upon the amount of cash used in our stock repurchase activity, any future acquisitions, and other factors, which would also impact our interest income.

Income Tax Expense (Benefits) From Continuing Operations

	Three Months Ended		Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Income tax expense (benefit) from continuing operations	$1,855	$412	$(1,763)	$(2,959)
Effective tax rate	17.8%	7.2%	(62.9)%	(66.4)%

The effective tax rates for the three and six months ended June 30, 2014 and 2013 differ from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from our operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during the quarters. For the three and six months ended June 30, 2014, discrete benefits of $0.2 million and $1.5 million were recorded for tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan.  In addition, included in the tax rate for the six months ended June 30, 2014 is a discrete tax benefit recorded in the first quarter of $0.9 million related to stock-based compensation expense adjustments for certain terminated employees. Discrete benefits recorded during the three and six months ended June 30, 2013 include $2.2 million recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, and $1.0 million recorded in the second quarter of 2013 related to previously non-deductible acquisition-related expenses that became deductible in the quarter. In addition, $0.8 million and $0.3 million of tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan were recorded in the first and second quarters of 2013, respectively.

As of June 30, 2014, the amount of gross unrecognized tax benefits was $22.1 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2014 and December 31, 2013, we had approximately $1.6 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $0.9 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. Tax benefits realized from favorable tax rates for the quarters ended June 30, 2014 and 2013 were not material in the aggregate and did not have a material impact on earnings per share.

We regularly assess the ability to realize deferred tax assets recorded in all entities based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. If the Company’s future business profits do not support the realization of deferred tax assets, a valuation allowance could be recorded in the foreseeable future. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

Discontinued Operations

On December 4, 2012, we completed the disposition of the net assets of the enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. We received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in our consolidated financial statements for the year ended December 31, 2012. In the six months ended June 30, 2013, we recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of a net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $37.5 million is payable to Polycom over the next three years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal years ending December 31, 2014, 2015 and 2016. These conditions were not met for the fiscal year ended December 31, 2013. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the six months ended June 30, 2014, there was no realized gain or loss on sale of discontinued operations.

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

A description of our products and services as well as selected financial data for each segment can be found in Note 17 of Notes to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed.

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

The following is a summary of the financial information for each of our segments for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2014:
Revenues	$167,806	$83,067	$81,146	$332,019
% of total revenues	51%	25%	24%	100%
Contribution margin	$69,155	$35,108	$33,366	$137,629
% of segment revenues	41%	42%	41%	41%

For the three months ended June 30, 2013:
Revenues	$175,629	$79,727	$89,878	$345,234
% of total revenues	51%	23%	26%	100%
Contribution margin	$68,748	$32,049	$37,238	$138,035
% of segment revenues	39%	40%	41%	40%

For the six months ended June 30, 2014:
Revenue	$330,875	$172,104	$157,564	$660,543
% of total revenue	50%	26%	24%	100%
Contribution margin	$139,128	$72,774	$65,020	276,922
% of segment revenue	42%	42%	41%	42%

For the six months ended June 30, 2013:
Revenue	$346,610	$168,819	$168,557	$683,986
% of total revenue	51%	25%	24%	100%
Contribution margin	137,977	69,609	68,083	275,669
% of segment revenue	40%	41%	40%	40%

As of June 30, 2014: Gross accounts receivable	$86,945	$68,878	$65,300	$221,123
% of total gross accounts receivable	39%	31%	30%	100%
As of December 31, 2013: Gross accounts receivable	$86,243	$71,970	$66,921	$225,134
% of total gross accounts receivable	38%	32%	30%	100%

AMERICAS

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	Increase (Decrease)	June 30, 2014	June 30, 2013	Increase (Decrease)
Revenues	$167,806	$175,629	(4)%	$330,875	$346,610	(5)%
Contribution margin	$69,155	$68,748	1%	$139,128	$137,977	1%
Contribution margin as % of Americas revenues	41%	39%	2 pts	42%	40%	2 pts

The decreases in our Americas segment revenues was primarily due to decreased revenues in the United States, Canada, and Brazil, partially offset by increased revenues in Mexico. On a year-over-year basis, the decreases in Americas segment revenues were primarily driven by decreased revenues from UC group systems as a result of decreased sales in IP conference phones previously purchased and resold by Cisco and, to a lesser extent, decreased revenues from UC platform products and the related services, partially offset by increased revenues from UC personal devices. The decreases in UC platform revenues were as a result of decreased sales in our RealPresence products and the related services. The increases in UC personal devices revenues were primarily due to increased desktop voice sales as a result of Microsoft® Lync® voice deployments, partially offset by decreased desktop video revenues.

In the three months ended June 30, 2014 and 2013, one channel partner in our Americas segment accounted for 36% and 31%, respectively, of our Americas revenues. In the six months ended June 30, 2014 and 2013, one channel partner in our Americas segment accounted for 36% and 32%, respectively, of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increases in contribution margin as a percentage of Americas segment revenues were primarily due to higher gross margins and decreased direct sales and marketing expenses as a percentage of revenues. The increases in gross margins were primarily due to higher product gross margins driven by a product mix shift toward higher margin RealPresence Group Series products within our UC group systems product category, while service gross margins declined slightly in the three months ended June 30, 2014 and remained relatively flat in the six months ended June 30, 2014 as compared to the same periods in 2013. The decreases in direct sales and marketing expenses were primarily driven by lower headcount-related costs as a result of our restructuring actions, including decreased compensation and commission expenses and lower headcount-based allocations, as well as decreased marketing programs spending.

EMEA

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	Increase	June 30, 2014	June 30, 2013	Increase
Revenues	$83,067	$79,727	4%	$172,104	$168,819	2%
Contribution margin	$35,108	$32,049	10%	$72,774	$69,609	5%
Contribution margin as % of EMEA revenues	42%	40%	2 pts	42%	41%	1 pt

The increases in our EMEA segment revenues were primarily due to increased revenues from the United Kingdom, France, and Benelux as a result of slowly improving economic environment in these countries, partially offset by decreased revenues in Russia and the Nordic countries. On a year-over-year basis, the increases in EMEA segment revenues were across all product categories. The increases in UC group systems revenues was primarily due to increased revenues from group voice sales, partially offset by decreased revenues from group video products and the related services. The increases in UC personal devices revenues were primarily driven by increased revenues from desktop voice sales as a result of Microsoft® Lync® voice deployments, partially offset by decreased revenues from desktop video products and the related services. The increases in UC platform revenues were primarily due to increased sales in our RealPresence products and the related services.

In the three months ended June 30, 2014 and 2013, one channel partner in our EMEA segment accounted for 14% and 11%, respectively, of our EMEA revenues. In the six months ended June 30, 2014 and 2013, one channel partner in our EMEA segment accounted for 13% and 11%, respectively, of our EMEA revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increases in contribution margin as a percentage of EMEA segment revenues were primarily due to decreased direct sales and marketing expenses as a percentage of revenues, partially offset by lower gross margins. The decreases in direct sales and marketing expenses were primarily due to lower headcount-related costs as a result of our restructuring actions, including decreased compensation and commission expenses, as well as lower headcount-based allocations and outside services costs. The decreases in gross margins were primarily due to lower service gross margins driven by increased warranty costs and lower product gross margins as a result of a product mix shift away from higher margin UC group video products.

APAC

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2014	June 30, 2013	Decrease	June 30, 2014	June 30, 2013	Increase (Decrease)
Revenues	$81,146	$89,878	(10)%	$157,564	$168,557	(7)%
Contribution margin	$33,366	$37,238	(10)%	$65,020	$68,083	(4)%
Contribution margin as % of APAC revenues	41%	41%	—	41%	40%	1 pt

The decreases in our APAC segment revenues were primarily driven by decreased revenues from UC group systems and, to a lesser extent, from UC personal devices products and the related services, partially offset by increased revenues from UC platform products and the related services. The decreases in UC group systems revenues in APAC were primarily driven by decreased revenues from group video and immersive telepresence products and the related services, partially offset by increased group voice revenues. The decreases in UC personal devices revenues were due to decreased desktop voice sales and, to a lesser extent, decreased desktop video sales. Revenues decreased year-over-year primarily in China and Japan, partially offset by increased revenues in India and Australia. The overall decline in our APAC segment revenues was primarily due to continuing slowdown of government spending and softer demand, as well as a challenging macro-economic environment in the region.

In the three months ended June 30, 2014 and 2013, three channel partners in our APAC segment, in aggregate, accounted for 40% and 44%, respectively, of our APAC revenues. In the six months ended June 30, 2014, three channel partners in our APAC segment, in aggregate, accounted for 38% of our APAC revenues. In the six months ended June 30, 2013, one channel partner in our APAC segment accounted for 16% of our APAC revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

Contribution margin as a percentage of APAC segment revenues in the three months ended June 30, 2014 was flat compared to the same period in 2013.  The increase in contribution margin as a percentage of APAC segment revenues in the six months ended June 30, 2014 was primarily due to lower direct sales and marketing expenses as a percentage of revenues and slightly increased gross margins. The decrease in direct sales and marketing expenses was driven by lower headcount-related costs as a result of our restructuring actions, including lower compensation and commission expenses and lower headcount-based allocations, as well as decreased marketing program spending. The increase in gross margins was primarily due to increased service gross margins driven by increased service revenues while cost of service revenues in absolute dollars were relatively flat year-over-year, partially offset by slightly decreased product gross margins.

Liquidity and Capital Resources

As of June 30, 2014, our principal sources of liquidity included cash and cash equivalents of $413.1 million, short-term investments of $136.3 million, and long-term investments of $90.9 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 11 of Notes to Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $7.3 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments held in the Americas totaled $234.3 million, and the remaining $406.1 million was held by various foreign subsidiaries outside of the Americas as of June 30, 2014. If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain of its subsidiaries from time to time party thereto as guarantors, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. The Credit Agreement provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock pursuant to the $250.0 million modified “Dutch Auction” self-tender offer announced in September 2013. We were in compliance with all debt covenants as of June 30, 2014. See Note 10 of Notes to Condensed Consolidated Financial Statements for further details.

We generated cash from operating activities totaling $80.6 million and $82.1 million in the six months ended June 30, 2014 and 2013, respectively. The decrease in cash provided by operating activities for the six months ended June 30, 2014 as compared to the same period in 2013 was primarily due to lower net income after adjusting for non-cash expenses, largely offset by improved cash collection and higher accrued liabilities adjustments.

The total net change in cash and cash equivalents for the six months ended June 30, 2014 was an increase of $20.5 million. The primary sources of cash were $80.6 million from operating activities, $13.5 million cash proceeds from the exercise of stock options and purchases under the employee stock purchase plan, and $1.8 million from excess tax benefit. The primary uses of cash during this period were $37.1 million of net purchases of investments, $26.8 million for purchases of property and equipment and costs for internally developed software products, $8.4 million for stock repurchases to satisfy tax withholding obligations, and $3.1 million of debt payment.

Our days-sales-outstanding (“DSO”) metric was 49 days and 54 days at June 30, 2014 and 2013, respectively. The decrease in DSO is due in part to improved revenue linearity in the second quarter of 2014 over the prior-year quarter and improved cash collections. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.2 turns at June 30, 2014 as compared to 5.7 turns at June 30, 2013. We believe inventory turns will fluctuate depending on our ability to reduce lead times as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

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

From time to time, the Board of Directors approves plans to purchase shares of our common stock in the open market. In September 2013, our Board of Directors authorized the repurchase of $400.0 million, or approximately 20% of our outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent privately negotiated transactions. We funded the program with $150.0 million in cash and a $250.0 million Term Loan. The Tender Offer expired on October 30, 2013. On December 4, 2013, we announced plans to repurchase an aggregate of $114.6 million of common stock through an accelerated share repurchase (“ASR”) program and entered into separate ASR agreements with two financial institutions. The ASR program represents the last phase of our $400.0 million Return of Capital Program. Under the terms of the ASR agreements, we paid an aggregate $114.6 million of cash and took an initial delivery of approximately 8.0 million shares in December  2013. The ASR contracts were settled in June 2014, whereby we received an additional 1.5 million shares upon settlement. The aggregate 9.5 million shares ultimately purchased under the ASR program was determined based on the Company’s volume-weighted average stock price less an agreed upon discount during the term of the transactions. Total shares repurchased were immediately retired upon delivery. See Note 14 of Notes to our Condensed Consolidated Financial Statements for further details. In July 2014, we announced that our Board of Directors had approved a new share repurchase plan under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. We expect to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations.

At June 30, 2014, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $274.9 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $7.3 million, which are used to secure the leases on some of our foreign offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of June 30, 2014, the future minimum lease payments due under our current lease obligations. The table below excludes approximately $10.5 million related to the current portion of minimum lease payments associated with leased space that was restructured. The non-current portion of minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Our contractual obligations as of June 30, 2014 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
Remainder of 2014	$12,376	$2,148	$—	$273,758	$3,125	$2,478	$293,885
2015	21,478	3,684	3,350	1,191	6,250	5,685	41,638
2016	15,399	2,673	5,905	—	6,250	7,780	38,007
2017	13,118	2,192	6,255	—	6,250	9,583	37,398
2018	10,489	1,526	6,339	—	223,438	7,359	249,151
Thereafter	30,238	4,366	30,222	—	—	—	64,826
Total payments	$103,098	$16,589	$52,071	$274,949	$245,313	$32,885	$724,905

 ____________

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates at filing plus a spread of 1.75%.

As discussed in Note 18 of our Notes to Condensed Consolidated Financial Statements, at June 30, 2014, we had unrecognized tax benefits, including related interest, totaling $23.7 million, $1.0 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our critical accounting estimates during the six months ended June 30, 2014, except for stock-based compensation as described in Note 15 of Notes to Condensed Consolidated Financial Statements. With the exception of the accounting standards update discussed below, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the six months ended June 30, 2014.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method nor have we determined the impact of adoption on our consolidated financial statements.

In July 2013, the FASB issued an accounting standard update which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. We adopted the guidance in the three months ended March 31, 2014, and such adoption did not have a material impact on our condensed consolidated financial statements.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2014. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at June 30, 2014 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 6/30/2014	+50 BPS	+100 BPS	+150 BPS
$228,367	$227,990	$227,612	$227,235	$226,858	$226,480	$226,103

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of June 30, 2014, the weighted average interest rate on the Term Loan was 1.96%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Brazilian Real, Chinese Yuan, Euro, British Pound, Israeli Shekel, Japanese Yen, and Mexican Peso relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to execute hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of June 30, 2014, we had outstanding forward exchange contracts to sell 2.2 million Brazilian Reals at 2.29, buy 6.7 million Chinese Yuan at 5.12, sell 21.2 million Euros at 1.36, buy 6.9 million British Pounds at 1.68, sell 20.1 million Israeli Shekels at 3.45, sell 516.4 million Japanese Yen at 101.53, and sell 9.1 million Mexican Pesos at 12.91. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of June 30, 2014, we also had net outstanding foreign exchange contracts to sell 17.7 million Euros at 1.34, sell 7.6 million British Pounds at 1.59 and buy 32.1 million Israeli Shekels at 3.62. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues, cost of revenues and operating expenses denominated in the Chinese Yuan, Euro, British Pound and Israeli Shekel. As of June 30, 2014, we had outstanding foreign exchange contracts to buy 120.7 million Chinese Yuan at 6.28, sell 32.6 million Euros at 1.37, sell 6.9 million British Pounds at 1.67, and buy 54.2 million Israeli Shekels at 3.47. These forward exchange contracts, carried at fair value, typically mature in 360 days or less. As of June 30, 2014, we had net outstanding foreign exchange contracts to sell 3.5 million Euros at 1.35, buy 4.7 million British Pounds at 1.60, and buy 27.8 million Israeli Shekels at 3.55. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of June 30, 2014, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

Litigation and SEC Investigation

The information set forth in the section entitled “Commitments and Contingencies” in Note 9 of Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this Report is incorporated herein by reference.

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

We face intense competition in the Americas, EMEA, and Asia Pacific for our UC&C solutions products which places pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Avaya Inc., Blue Jeans Network, ClearOne Communications, Inc., Dolby Laboratories, Inc., Huawei Technologies Co. Ltd., Logitech International S.A., Revolabs, Inc., snom technology AG and Yealink.

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

Our competitive environment also differs by geography. Cisco Systems is our primary global competitor in all theaters and categories in which we compete. In the Asia Pacific region, we additionally compete with China-based competitors such as Huawei and ZTE Corporation, as well as ClearOne, snom, Sony Corporation, Yealink, Zylotech Ltd., and other smaller competitors.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance. New product introductions by our current or future competitors, or our delay in bringing new products to market, could cause a significant decline in sales or loss of market acceptance of our products. We believe that ongoing competitive pressure may result in a reduction in the prices of our products and our competitors’ products. In addition, the introduction of additional lower priced competitive products or of new products or product platforms could render our existing products or technologies obsolete. We also believe we will face increasing competition from alternative UC&C solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products is leading to the availability of alternative, lower-cost UC&C products than ours, such as those offered by Apple Inc., Google Inc., Logitech, Skype and others, which could drive down our sales prices and negatively impact our revenues.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. As our business has grown, we have become increasingly exposed to adverse changes in general global economic conditions, which can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery and European and domestic debt and budget issues, continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. For example, we have seen weakening demand and longer sales cycles in the public sector, which includes federal, state and local governments, as well as healthcare and education, which we believe were due in large part to budget constraints, as well as political issues. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. Further, we have seen slower growth compared to prior years in China, India, and other growth markets, which we believe is due in part to macro-economic factors. Further, global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, disruption to the business and additional organizational changes or restructuring actions and charges could occur. We have had turnover in a number of senior executive positions, including our chief executive officer, our chief financial officer, our head of worldwide sales, our chief marketing officer and head of worldwide engineering. In December 2013, we appointed a new CEO, and in the second quarter of 2014, we appointed a new chief financial officer and a new head of worldwide engineering. In addition, we recently appointed a new head of sales in APAC. These transitions, along with the hiring of other new senior managers, may be disruptive to our business, and if we are unable to execute an orderly transition, our revenue, operating results and financial condition may be adversely impacted. Future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel.

Impairment of our goodwill or other assets would negatively affect our results of operations.

As of June 30, 2014, our goodwill was approximately $559.2 million and other purchased intangible assets were approximately $30.9 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

We continue to look for ways to improve and streamline our infrastructure, including implementing a new integrated financial information system and other information technology and processes, and if we do not appropriately manage these implementations, our operating results may be negatively affected.

To manage our business effectively, we must continue to improve and streamline our infrastructure, including information technology and processes, financial operating and administrative systems and controls in an efficient manner. We plan to continue to improve our information technology systems and underlying business processes, which will require significant management time, support and cost. Moreover, there are inherent risks associated with implementing new systems that may affect our ability to manage our data. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions, which makes our ability to forecast and effectively control our operating expenses more challenging. For example, as part of our effort to improve efficiencies throughout our worldwide organization, we have begun the implementation of a new integrated financial information system. This implementation is expected to be completed in two phases with the financial accounting processes being implemented in the third quarter of 2014 and the operations components in 2015. The successful conversion from our legacy financial systems to a new integrated financial information system entails a number of risks due to the complexity of the conversion and implementation process. There can be no assurance that the conversion to, and the implementation of, the new financial information system will not impede our ability to receive and process orders and accurately and timely prepare, analyze and report the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC.

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

Our operating results are hard to predict as a significant amount of our sales may occur at the end of a quarter and certain of our sales contracts include contractual acceptance provisions.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the last four quarters, the percentage of our quarterly revenues that were recognized in the third month of the quarter ranged from approximately 48% to 54%. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

We have OEM agreements with major telecommunications equipment manufacturers, whereby we manufacture our products to work with the equipment of the OEM. These relationships can create conflicts with our other channel partners who directly compete with our OEM partners, or could create conflicts among our OEM partners who compete with each other, which could adversely affect revenues from these other channel partners or our OEM partners. Conflicts among our OEM partners could also make continued partnering with these OEM partners increasingly difficult. Our OEM partners may decide to enter into a new OEM partnership with a company other than us, or develop products of their own, or acquire such products through acquisition, that compete with ours in the future, which could adversely affect our revenues and results of operations. For example, Cisco Systems informed us that it would end of life, and will therefore no longer resell, the IP conference phones they purchased from us, which is expected to reduce our 2014 revenue by approximately $40.0 million compared to 2013. Because many of our channel partners also sell equipment that competes with our products, these channel partners could devote more attention to these other products which could harm our business. Further, as a result of our more direct-touch sales model, we may alienate some of our channel partners or cause a shift in product sales from our traditional channel model. Due to these and other factors, channel conflicts could arise which cause channel partners to devote resources to non-Polycom communications equipment, or to offer new products from our competitors, which would negatively affect our business and results of operations.

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

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. Our revenue forecasts associated with products stocked by some of our channel partners are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. To date, we believe this data has been generally accurate. To the extent that this sales-out and channel inventory data is inaccurate or not received timely, our revenue forecasts for future periods may be less reliable. Further, if these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business and create unexpected variations in our financial results.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In both of the three months ended June 30, 2014 and 2013, international revenues represented 56% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

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

—

recent economic sanctions imposed, and the potential for additional economic sanctions, by certain European nations and the U.S. on Russia and certain individuals and entities in Russia, as well as Russia’s potential response to such sanctions, some of which may affect our ability to sell or import our products in Europe;

—	foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;
—	unexpected changes in regulatory requirements and tariffs;
—	longer payment cycles;
—	cash repatriation restrictions;
—	potentially adverse tax consequences; and
—	the impact of instability in the Middle East or military action or other hostilities on foreign markets, such as the recent events in Russia and the Ukraine.

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

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, we increased operating income by $3.7 million and $2.3 million in fiscal year 2012 and 2013, respectively, and reduced operating income by $0.6 million in the six months ended June 30, 2014. For further information on our hedging program, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

Difficulties in identifying and integrating acquisitions could adversely affect our business.

We have spent and may spend in the future, significant resources identifying and acquiring businesses. The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time-consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of any acquisitions could harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with any future acquisition we may make. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

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

Additionally, our Group Series and HDX video solutions and network system products are designed based on digital signal processors and integrated circuits produced by Texas Instruments and cameras produced by JVC. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we might not be successful in obtaining these components from alternative sources in a timely or cost-effective manner. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which would harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

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

We subcontract the manufacture of most of our voice, video and network system products to Celestica, Askey, Foxconn and VTech, which are all third-party contract manufacturers. We use Celestica’s facilities in Thailand and China and Askey’s, Foxconn’s, and VTech’s facilities in China. Should there be any disruption in the ability of these third party manufacturers to conduct business for any reason, our business and results of operations would be harmed. While we have begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of our video products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of any of our or our subcontractors’ manufacturing sites due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

As of June 30, 2014, we had $245.3 million in term loans outstanding under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

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

We are a party to lawsuits in the normal course of our business. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition, and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse effect on our business and results of operations. In addition, we may become involved in regulatory investigations or other governmental or private legal proceedings, which could be distracting, expensive and time consuming for us, and if public, may also cause our stock price to be negatively impacted. We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products, either directly against us or against our customers, will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements or pay amounts to third parties pursuant to contractual indemnity provisions. Royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. In addition, we expect that we may face legal proceedings for matters unrelated to intellectual property. For example, as described in Note 9 of Notes to the Condensed Consolidated Financial Statements, a purported shareholder class action suit and shareholder derivative lawsuits were filed against the Company and certain of its current and former officers and directors. Such shareholder activities or lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the six months ended June 30, 2014.

Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the stock purchase activity during the three months ended June 30, 2014:

Period	Total Number of Shares Purchased(1)(2)	Average Price Paid per Share(1)(2)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
4/1/14 to 4/30/14	151	$13.03	—	$—
5/1/14 to 5/31/14	47,844	$12.33	—	$—
6/1/14 to 6/30/14	1,532,729	(2)	1,532,382	$—
Total	1,580,724		1,532,382

(1)	Includes 48,342 shares repurchased in April through June 2014 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In September 2013, our Board of Directors authorized the repurchase of $400.0 million, or approximately 20 percent of our outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent privately negotiated transactions. We funded the program with $150.0 million in cash and a $250.0 million Term Loan. The Tender Offer expired on October 30, 2013. In December 2013, we entered into separate accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $114.6 million of common stock as part of the last phase of our $400.0 million Return of Capital Program announced in September 2013. Under the terms of the ASR agreements, we paid an aggregate $114.6 million of cash and received an initial delivery of approximately 8.0 million shares in December 2013. The ASR contracts were settled in June 2014, whereby we received an additional 1.5 million shares upon settlement. The aggregate 9.5 million shares ultimately purchased under the ASR program was determined based on the Company’s volume-weighted average stock price (“VWAP”) less an agreed upon discount during the term of the transactions, which was $12.07 per share. See Note 14 of Notes to Condensed Consolidated Financial Statements for further information. In July 2014, we announced that our Board of Directors had approved a new share repurchase plan under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. We expect to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit No.	Description
10.1*

Release of Claims with Eric F. Brown, dated April 15, 2014 (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2014 (No. 000-27978)).

10.2*

Polycom, Inc. 2005 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 11, 2014 (No. 000-27978)).

10.3(1)*	Offer Letter with Michael Frendo, dated April 28, 2014.
10.4(1)*	Promotion Letter with Laura J. Durr, dated June 5, 2014.
10.5(1)*	Form of Amended Change of Control Severance Agreement.
10.6(1)*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective July 30, 2014.
31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Chief Accounting Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 1, 2014

POLYCOM, INC.
/s/ PETER A. LEAV
Peter A. Leav
President and Chief Executive Officer (Principal Executive Officer)
/s/ LAURA J. DURR
Laura J. Durr
Executive Vice President, Chief Accounting Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*

Release of Claims with Eric F. Brown, dated April 15, 2014 (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2014 (No. 000-27978)).

10.2*

Polycom, Inc. 2005 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 11, 2014 (No. 000-27978)).

10.3(1)*	Offer Letter with Michael Frendo, dated April 28, 2014.
10.4(1)*	Promotion Letter with Laura J. Durr, dated June 5, 2014.
10.5(1)*	Form of Amended Change of Control Severance Agreement.
10.6(1)*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective July 30, 2014.
31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Chief Accounting Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.