Form 10-Q
period 2014-09-30
POLYCOM INC
filed 2014-10-30
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

There were 136,482,766 shares of the Company’s Common Stock, par value $.0005, outstanding on October 24, 2014.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED September 30, 2014

PART I FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$406,323	$392,629
Short-term investments	151,069	134,684
Trade receivables, net of allowance for doubtful accounts of $3,105 and $2,827 at September 30, 2014 and December 31, 2013, respectively	181,447	183,369
Inventories	97,949	103,309
Deferred taxes	37,547	37,085
Prepaid expenses and other current assets	63,214	50,352
Total current assets	937,549	901,428
Property and equipment, net	106,081	115,157
Long-term investments	85,599	56,372
Goodwill	559,287	559,460
Purchased intangibles, net	27,734	37,458
Deferred taxes	47,416	51,398
Other assets	28,062	27,757
Total assets	$1,791,728	$1,749,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$94,478	$84,640
Accrued payroll and related liabilities	34,785	40,162
Taxes payable	4,226	5,389
Deferred revenue	175,307	172,408
Current portion of long-term debt	6,250	6,250
Other accrued liabilities	78,479	77,744
Total current liabilities	393,525	386,593
Non-current liabilities
Long-term deferred revenue	82,101	87,467
Taxes payable	11,745	12,419
Deferred taxes	117	149
Long-term debt	237,500	242,188
Other non-current liabilities	47,651	43,849
Total non-current liabilities	379,114	386,072
Total liabilities	772,639	772,665
Stockholders' equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 136,480,882 shares at September 30, 2014 and 135,159,966 shares at December 31, 2013	67	68
Additional paid-in capital	1,157,308	1,104,273
Accumulated deficit	(143,488)	(132,348)
Accumulated other comprehensive income	5,202	4,372
Total stockholders' equity	1,019,089	976,365
Total liabilities and stockholders' equity	$1,791,728	$1,749,030

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Product revenues	$240,059	$242,515	$708,133	$740,066
Service revenues	95,627	93,946	288,096	280,381
Total revenues	335,686	336,461	996,229	1,020,447
Cost of revenues:
Cost of product revenues	101,399	102,830	296,745	309,994
Cost of service revenues	37,617	38,587	115,607	114,714
Total cost of revenues	139,016	141,417	412,352	424,708
Gross profit	196,670	195,044	583,877	595,739
Operating expenses:
Sales and marketing	97,953	107,292	289,757	325,663
Research and development	51,024	54,220	148,202	164,782
General and administrative	25,746	28,468	74,175	76,461
Amortization of purchased intangibles	2,435	2,487	7,363	7,535
Restructuring costs	(2,631)	24,887	36,887	34,639
Litigation reserves and payments	3,130	—	3,130	—
Transaction-related costs	—	39	156	3,411
Total operating expenses	177,657	217,393	559,670	612,491
Operating income (loss)	19,013	(22,349)	24,207	(16,752)
Interest and other income (expense), net:
Interest expense	(1,470)	(850)	(4,404)	(1,736)
Other income (expense)	1,285	(784)	1,828	(1,041)
Interest and other income (expense), net	(185)	(1,634)	(2,576)	(2,777)
Income (loss) from continuing operations before provision for (benefit from) income taxes	18,828	(23,983)	21,631	(19,529)
Provision for (benefit from) income taxes	1,817	(5)	54	(2,963)
Net income (loss) from continuing operations	17,011	(23,978)	21,577	(16,566)
Gain from sale of discontinued operations, net of taxes	—	—	—	459
Net income (loss)	$17,011	$(23,978)	$21,577	$(16,107)
Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.12	$(0.14)	$0.16	$(0.10)
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
Basic net income (loss) per share	$0.12	$(0.14)	$0.16	$(0.09)
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.12	$(0.14)	$0.15	$(0.10)
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
Diluted net income (loss) per share	$0.12	$(0.14)	$0.15	$(0.09)
Number of shares used in computation of net income (loss) per share:
Basic	136,606	170,310	137,139	172,644
Diluted	142,176	170,310	142,406	172,644

Note that earnings per share amount for continuing operations, gain from sale of discontinued operations, and net income, as presented above, are calculated individually and may not sum due to rounding differences. As a result of the net loss from continuing operations for the three and nine months ended September 30, 2013, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income (loss)	$17,011	$(23,978)	$21,577	$(16,107)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	179	86	(907)	579
Unrealized gains/losses on investments:
Unrealized holding gains (losses) arising during the period	(43)	96	(43)	10
Net gains/losses reclassified into earnings	(7)	(5)	(9)	66
Net unrealized gains (losses) on investments	(50)	91	(52)	76
Unrealized gains/losses on hedging securities:
Unrealized hedge gains (losses) arising during the period	2,573	(570)	2,574	1,793
Net gains/losses reclassified into earnings for revenue hedges	(1,222)	(716)	3,052	(1,190)
Net gains/losses reclassified into earnings for expense hedges	(120)	(514)	(3,837)	(1,166)
Net unrealized gains (losses) on hedging securities	1,231	(1,800)	1,789	(563)
Other comprehensive income (loss)	1,360	(1,623)	830	92
Comprehensive income (loss)	$18,371	$(25,601)	$22,407	$(16,015)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income (loss)	$21,577	$(16,107)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,201	49,607
Amortization of purchased intangibles	9,724	11,335
Amortization of capitalized software development costs for products to be sold	1,269	47
Amortization of debt issuance costs	400	52
Amortization of discounts and premiums on investments, net	1,440	1,323
Provision for doubtful accounts	600	—
Write-down of excess and obsolete inventories	3,682	5,625
Stock-based compensation expense	34,178	53,300
Excess tax benefits from stock-based compensation expense	(2,595)	(780)
Loss on disposal of property and equipment	4,987	3,658
Net gain on sale of discontinued operations	—	(459)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	1,432	21,857
Inventories	1,678	(13,346)
Deferred taxes	(7,705)	2,058
Prepaid expenses and other assets	(11,974)	(18,915)
Accounts payable	8,867	(1,118)
Taxes payable	7,178	(4,006)
Other accrued liabilities and deferred revenue	(3,290)	24,661
Net cash provided by operating activities	114,649	118,792
Cash flows from investing activities:
Purchases of property and equipment	(36,847)	(40,704)
Capitalized software development costs for products to be sold	(3,069)	(1,089)
Purchases of investments	(220,575)	(202,268)
Proceeds from sales of investments	40,709	21,802
Proceeds from maturities of investments	132,753	185,634
Net cash received from sale of discontinued operations	—	556
Net cash paid in purchase acquisitions	—	(7,974)
Net cash used in investing activities	(87,029)	(44,043)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	23,407	23,326
Proceeds from debt, net of debt issuance costs	—	247,582
Payments on debt	(4,688)	—
Purchase and retirement of common stock	(35,240)	(110,816)
Excess tax benefits from stock-based compensation expense	2,595	780
Net cash provided by (used in) financing activities	(13,926)	160,872
Net increase in cash and cash equivalents	13,694	235,621
Cash and cash equivalents, beginning of period	392,629	477,073
Cash and cash equivalents, end of period	$406,323	$712,694

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2014, the condensed consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In addition, the condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements as of that date. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, the accompanying unaudited financial statements have been prepared on a basis consistent with the Company’s December 31, 2013 audited financial statements and all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 30, 2014 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

In evaluating whether the Company’s previously issued condensed consolidated statements of cash flows were materially misstated, the Company considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The Company concluded that this error was not material to any of the prior reporting periods, and therefore, amendments of previously filed reports were not required. However, the consolidated statements of cash flow correction would impact comparisons to prior periods. As such, the revision for the correction is reflected in the financial information of the applicable prior periods and will be reflected in future filings containing such financial information.

The following table sets forth a summary of the revision to the condensed consolidated statement of cash flows for the following period (in thousands):

	Nine Months Ended September 30, 2013
	As Previously Reported	Adjustment	As Revised
Condensed Consolidated Statement of Cash Flows
Operating activities:
Amortization of discounts and premiums on investments, net	$—	$1,323	$1,323
Net cash provided by operating activities	$117,469	$1,323	$118,792
Investing activities:
Purchases of investments	$(200,945)	$(1,323)	$(202,268)
Net cash used in investing activities	$(42,720)	$(1,323)	$(44,043)

2. RECENT ACCOUNTING PRONOUNCEMENTS

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect any impact on the adoption of this standard on its consolidated financial statements.

In May 2014, the FASB issued an accounting standard update which provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

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

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. The Company received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in its consolidated financial statements for the year ended December 31, 2012. In the nine months ended September 30, 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of the final net working capital adjustment in accordance with the purchase agreement. Additional cash consideration of up to $37.5 million is payable to Polycom over the next three years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal years ending December 31, 2014, 2015 and 2016. These conditions were not met for the fiscal year ended December 31, 2013. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the nine months ended September 30, 2014, there was no realized gain on sale of discontinued operations.

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

5. ACCOUNTS RECEIVABLE FINANCING

In 2012, the Company launched a customer financing program and entered into a financing agreement (the “Financing Agreement”) with an unrelated third party financing company. The program offers with distributors and resellers direct or indirect financing on their purchases of the Company’s products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of our receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Accounting Standards Codification (“ASC”) 860 and is accounted for as a sale of financial assets, the accounts receivable are excluded from the balance sheet upon the third party financing company’s payment remittance to the Company. In certain legal jurisdictions, the arrangement fees that involve maintenance services or products bundled with maintenance at one price do not qualify as a sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with ASC 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In the three months ended September 30, 2014, total transactions entered pursuant to the terms of the Financing Agreement were approximately $48.8 million, of which $29.4 million was related to the transfer of the financial assets arrangement. In the three months ended September 30, 2013, total transactions entered were approximately $32.6 million, of which $27.9 million was related to the transfer of the financial assets arrangement. In the nine months ended September 30, 2014, total transactions entered pursuant to the terms of the Financing Agreement were approximately $132.6 million, of which $98.1 million was related to the transfer of the financial assets arrangement. In the nine months ended September 30, 2013, total transactions entered were approximately $83.3 million, of which $73.1 million was related to the transfer of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of September 30, 2014 and December 31, 2013 was approximately $23.7 million and $22.9 million, respectively, of which $16.5 million and $21.6 million, respectively, was related to the accounts receivable transferred, and is included in “Trade receivables” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.7 million and $0.5 million for the three months ended September 30, 2014 and 2013, respectively, and were approximately $1.8 million and $1.2 million for the nine months ended September 30, 2014 and 2013, respectively. Those fees were recorded as reductions to revenues.

6. GOODWILL, PURCHASED INTANGIBLES, AND SOFTWARE DEVELOPMENT COSTS

Goodwill

The following table presents the changes to the Company’s goodwill by segment during the nine months ended September 30, 2014 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2013	$308,159	$101,882	$149,419	$559,460
Foreign currency translation	—	—	(173)	(173)
Balance at September, 30, 2014	$308,159	$101,882	$149,246	$559,287

Purchased Intangible Assets and Software Development Costs

The following table presents details of the Company’s total purchased intangible assets and capitalized software development costs for products to be sold as of the following periods (in thousands):

	September 30, 2014			December 31, 2013
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(79,256)	$1,922	$81,178	$(76,952)	$4,226
Customer and partner relationships	79,525	(55,749)	23,776	79,525	(48,941)	30,584
Non-compete agreements	1,800	(950)	850	1,800	(500)	1,300
Trade name	3,400	(3,194)	206	3,400	(3,089)	311
Other	4,462	(4,400)	62	4,462	(4,343)	119
Finite-lived intangible assets	170,365	(143,549)	26,816	170,365	(133,825)	36,540
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$171,283	$(143,549)	$27,734	$171,283	$(133,825)	$37,458
Capitalized software development costs for products to be sold	$5,575	$(1,465)	$4,110	$2,365	$(196)	$2,169

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

The following table summarizes the amortization expenses recorded in the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Amortization of purchased intangibles in revenues	$19	$19	$57	$56
Amortization of purchased intangibles in cost of product revenues	732	1,248	2,304	3,744
Amortization of purchased intangibles in operating expenses	2,435	2,487	7,363	7,535
Total amortization expenses of purchased intangibles	$3,186	$3,754	$9,724	$11,335

Amortization of purchased intangibles is not allocated to the Company’s segments.

The estimated future amortization expense as of September 30, 2014 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2014	$3,167
2015	10,495
2016	8,484
2017	4,670
2018	—
Total	$26,816

In the nine months ended September 30, 2014 and 2013, the Company capitalized approximately $3.2 million and $1.2 million of software development costs, respectively, for internally developed software products to be marketed and sold to customers after the point that technological feasibility has been reached and before the products are available for general release. The capitalized costs are being amortized over the estimated product useful life, generally three years, beginning when the products are available for general release. Management expects that the capitalized software development costs are recoverable from future gross profits generated by these products and services.

7. RESTRUCTURING COSTS

The Company recorded a $2.6 million credit in restructuring costs, primarily due to changes in assumptions used in our facilities-related restructuring reserve estimate, and $24.9 million of charges during the three months ended September 30, 2014 and 2013, respectively, and $36.9 million and $34.6 million in restructuring charges during the nine months ended September 30, 2014 and 2013, respectively. Pursuant to the announcement in January 2014, management completed certain actions designed to better align expenses to the Company’s revenue and gross margin profile and position the Company for improved operating performance. These actions included the elimination of approximately six percent of the global workforce and reduction or elimination of certain leased facilities. The Company has recorded approximately $33.1 million in restructuring costs (net of adjustments related to the assumptions used in the estimate of the related liabilities reserves) as of September 30, 2014 in connection with these actions announced in January 2014 and does not expect any remaining charges to be material.

The following table summarizes the changes in the Company’s restructuring reserves during the nine months ended September 30, 2014 (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2013	$1,143	$33,786	$34,929
Additions to the reserve, net	11,106	23,991	35,097
Interest accretion	—	1,790	1,790
Non-cash write-offs	—	(2,576)	(2,576)
Cash payments and other usage	(10,790)	(15,624)	(26,414)
Balance at September 30, 2014	$1,459	$41,367	$42,826

As of September 30, 2014, the restructuring reserve was primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. These assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change.

8. BALANCE SHEET DETAILS

Trade receivables, net consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Gross accounts receivables	$224,871	$225,134
Returns and related reserves	(40,319)	(38,938)
Allowance for doubtful accounts	(3,105)	(2,827)
Total	$181,447	$183,369

Inventories consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Raw materials	$2,657	$2,740
Work in process	1,018	840
Finished goods	94,274	99,729
Total	$97,949	$103,309

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Non-trade receivables	$5,056	$9,251
Prepaid expenses	42,548	31,164
Derivative assets	10,454	6,748
Other current assets	5,156	3,189
Total	$63,214	$50,352

Deferred revenue consists of the following (in thousands):

	September 30, 2014	December 31, 2013
Short-term:
Service	$173,367	$170,701
Product	112	307
License	1,828	1,400
Total	$175,307	$172,408
Long-term:
Service	$78,495	$83,092
Product	—	—
License	3,606	4,375
Total	$82,101	$87,467

Changes in the deferred service revenue are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$252,995	$252,091	$253,793	$241,773
Additions to deferred service revenue	85,246	87,993	255,705	268,392
Amortization of deferred service revenue	(86,379)	(86,114)	(257,636)	(256,195)
Balance at end of period	$251,862	$253,970	$251,862	$253,970

Other accrued liabilities consist of the following (in thousands):

	September 30, 2014	December 31, 2013
Accrued expenses	$27,222	$22,515
Accrued co-op expenses	4,068	4,629
Restructuring reserves	15,344	11,238
Warranty obligations	10,766	9,475
Derivative liabilities	5,262	6,780
Employee stock purchase plan withholdings	5,129	10,883
Other accrued liabilities	10,688	12,224
Total	$78,479	$77,744

Changes in the warranty obligation are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Balance at beginning of period	$10,350	$9,686	$9,475	$10,475
Accruals for warranties issued during the period	3,846	4,295	11,977	12,407
Actual charges against warranty reserve during the period	(3,430)	(4,270)	(10,686)	(13,171)
Balance at end of period	$10,766	$9,711	$10,766	$9,711

9. COMMITMENTS AND CONTINGENCIES

Litigation and SEC Investigation

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company expects that the number and significance of these matters will increase as business expands. In particular, the Company faces an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record a reserve for the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

During the three months ended September 30, 2014, the Company recorded $3.1 million in litigation reserves and payments related to on-going litigation matters, which have not yet been settled.

On July 23, 2013, the Company announced that Andrew M. Miller had resigned from the positions of Chief Executive Officer and President of Polycom and from Polycom’s Board of Directors. The Company disclosed that Mr. Miller’s resignation came after a review by the Audit Committee of certain expense submissions by Mr. Miller, where the Audit Committee found certain irregularities in the submissions, for which Mr. Miller had accepted responsibility. Specifically, the Audit Committee determined that Mr. Miller improperly submitted personal expenses to Polycom for payment as business expenses and, in doing so, submitted to Polycom false information about the nature and purpose of expenses.

SEC Investigation. As previously disclosed, the Company has been cooperating with the Enforcement Staff of the Securities and Exchange Commission (“SEC”) in connection with its investigation focused on Mr. Miller's expenses and his resignation. After discussions with the Enforcement Staff, the Company recently made an offer of settlement to resolve the matter, which is subject to the SEC’s approval.  The proposed settlement would be entered into by Polycom without admitting or denying the SEC’s findings and will resolve alleged violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  Under the terms of the proposed settlement, the Company would pay $750,000 in a civil penalty, which has been fully reserved for in our financial statements, and agree not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  There is no assurance that the proposal will be approved by the SEC.

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

On November 22, 2013 and December 13, 2013, two purported shareholder derivative suits, captioned Ware v. Miller, et al., Case No. 1-13-cv-256608, and Clem v. Miller, et al., Case No. 1-13-cv-257664, respectively, were filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s current and former officers and directors. On January 31, 2014, these two California state derivative actions were consolidated into In re Polycom, Inc. Derivative Shareholder Litigation, Lead Case No. 1-13-cv-256608. The Court has stayed the California state derivative litigation pending resolution of both the federal derivative lawsuit and the federal securities class action.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company’s and its subsidiaries’ ability to, among other things, grant liens, make investments, incur indebtedness, merge or consolidate, dispose of assets, make acquisitions, pay dividends or make distributions, repurchase stock, enter into transactions with affiliates and enter into restrictive agreements, in each case subject to customary exceptions for a credit facility of this size and type. The Company is also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of September 30, 2014.

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

At September 30, 2014, the weighted average interest rate on the Term Loan was 1.99%, the accrued interest on the Term Loan was $0.1 million, and the current and noncurrent portion of the outstanding Term Loan was $6.3 million and $237.5 million, respectively.

The following table sets forth total interest expense recognized on the Term Loan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Contractual interest expense	$1,233	$305	$3,687	$305
Amortization of debt issuance costs	133	52	400	52
Total	$1,366	$357	$4,087	$357

11. INVESTMENTS

The Company had cash and cash equivalents of $406.3 million and $392.6 million at September 30, 2014 and December 31, 2013, respectively. Cash and cash equivalents consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government and agency securities, municipal securities and corporate debt securities. At September 30, 2014, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2014:
Investments-Short-term:
U.S. government securities	$28,888	$23	$—	$28,911
U.S. government agency securities	39,246	19	(1)	39,264
Non-U.S. government securities	6,804	4	—	6,808
Corporate debt securities	76,088	21	(23)	76,086
Total investments - short-term	$151,026	$67	$(24)	$151,069
Investments-Long-term:
U.S. government securities	$28,544	$14	$(2)	$28,556
U.S. government agency securities	30,664	5	(28)	30,641
Non-U.S. government securities	—	—	—	—
Corporate debt securities	26,422	4	(24)	26,402
Total investments - long-term	$85,630	$23	$(54)	$85,599

Balances at December 31, 2013:
Investments-Short-term:
U.S. government securities	$19,792	$9	$—	$19,801
U.S. government agency securities	38,388	16	(3)	38,401
Non-U.S. government securities	13,734	10	—	13,744
Corporate debt securities	62,720	22	(4)	62,738
Total investments - short-term	$134,634	$57	$(7)	$134,684
Investments-Long-term:
U.S. government securities	$12,252	$8	$—	$12,260
U.S. government agency securities	30,627	12	(3)	30,636
Non-U.S. government securities	2,305	4	—	2,309
Corporate debt securities	11,152	15	—	11,167
Total investments - long-term	$56,336	$39	$(3)	$56,372

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those that are categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2014:
U.S. government securities	$5,478	$(2)	$—	$—	$5,478	$(2)
U.S. government agency securities	19,964	(29)	—	—	19,964	(29)
Corporate debt securities	54,662	(47)	—	—	54,662	(47)
Total investments	$80,104	$(78)	$—	$—	$80,104	$(78)
December 31, 2013:
U.S. government agency securities	$5,533	$(6)	$—	$—	$5,533	$(6)
Corporate debt securities	9,837	(3)	1,504	(1)	11,341	(4)
Total investments	$15,370	$(9)	$1,504	$(1)	$16,874	$(10)

The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis and the amount of the write-down is accounted for as a realized loss and included in earnings. During the nine months ended September 30, 2014 and 2013, the Company determined that there were no investments in its portfolio that were other-than temporarily impaired.

Private Company Investments

The Company has made various strategic investments in private companies. The private company investments are carried at cost and written down to their estimated net realizable value when indications exist that these investments have been impaired. The Company did not record such impairment charges during the nine months ended September 30, 2014 and 2013. The cost of these investments at both September 30, 2014 and December 31, 2013 was $2.0 million, and has been recorded in “Other assets” in the Company’s condensed consolidated balance sheets.

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

The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data. There have been no transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2014 and 2013. The Company does not hold any investments classified as Level 3 as of September 30, 2014 and December 31, 2013.

As of September 30, 2014, the Company’s fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments (51%), corporate bonds (31%), commercial paper (13%), non-U.S. Government securities (3%), and money market funds (2%). Included in available-for-sale securities is approximately $15.3 million of cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

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

The Company’s Term Loan under its Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. See Note 10. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for the disclosure purpose. At September 30, 2014 and December 31, 2013, the estimated fair value of the Term Loan was approximately $235.5 million and $247.5 million, respectively, based on observable market inputs.

The fair value of the Company’s marketable securities and foreign currency contracts was determined using the following inputs (in thousands):

		Fair Value Measurements at September 30, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$251,969	$6,052	$245,917
Foreign currency forward contracts (b)	$10,454	$—	$10,454
Liabilities:
Foreign currency forward contracts (c)	$5,262	$—	$5,262

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities (a)	$211,151	$17,596	$193,555
Foreign currency forward contracts (b)	$6,748	$—	$6,748
Liabilities:
Foreign currency forward contracts (c)	$6,780	$—	$6,780

(a)	Included in cash and cash equivalents, and short and long-term investments in the Company’s condensed consolidated balance sheets.
(b)	Included in short-term derivative assets as prepaid expenses and other current assets in the Company’s condensed consolidated balance sheets.
(c)	Included in short-term derivative liabilities as other accrued liabilities in the Company’s condensed consolidated balance sheets.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding non-designated hedges at September 30, 2014 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	10,508	$4,287	Buy	—	$—	—
Brazilian Real	19,975	$8,487	Sell	—	—	—
Chinese Yuan	132,129	$21,457	Buy	—	$—	—
Chinese Yuan	128,938	$20,724	Sell	—	$—	—
Euro	21,287	$27,031	Buy	6,400	$8,629	Buy
Euro	50,325	$65,702	Sell	20,800	$28,043	Sell
British Pound	22,223	$36,504	Buy	6,600	$10,551	Buy
British Pound	19,126	$31,426	Sell	7,800	$12,469	Sell
Israeli Shekel	18,043	$4,923	Buy	30,900	$8,706	Buy
Israeli Shekel	41,125	$11,305	Sell	—	$—	—
Japanese Yen	514,868	$4,694	Buy	—	$—	—
Japanese Yen	930,002	$8,745	Sell	—	$—	—
Mexican Peso	14,129	$1,052	Buy	—	$—	—
Mexican Peso	24,673	$1,861	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations for the following periods (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		September 30, 2014	September 30, 2013
Foreign exchange contracts	Interest and other income (expense), net	$3,991	$(1,783)

		Nine Months Ended
		September 30, 2014	September 30, 2013
Foreign exchange contracts	Interest and other income (expense), net	$4,290	$(182)

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding cash flow hedges at September 30, 2014 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	119,271	$18,931	Buy	—	$—	—
Euro	25,966	$34,655	Buy	—	—	—
Euro	62,368	$83,220	Sell	—	—	—
British Pound	21,054	$34,737	Buy	—	—	—
British Pound	25,028	$41,308	Sell	—	—	—
Israeli Shekel	82,564	$23,359	Buy	—	—	—

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the following periods (in thousands):

	Gain or (Loss) Recognized in OCI-Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Foreign exchange contracts	$2,573	$(570)	Product revenues	$1,222	$716	Interest and other income (expense), net	$49	$113
			Cost of revenues	17	90
			Sales and marketing	(60)	34
			Research and development	3	423
			General and administrative	160	(33)
	$2,573	$(570)		$1,342	$1,230		$49	$113

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013		September 30, 2014	September 30, 2013
Foreign exchange contracts	$2,574	$1,793	Product revenues	$(3,052)	$1,190	Interest and other income (expense), net	$(3)	$273
			Cost of revenues	879	138
			Sales and marketing	1,737	(73)
			Research and development	695	1,075
			General and administrative	526	26
	$2,574	$1,793		$785	$2,356		$(3)	$273

(a)There were no gains or losses recognized in income due to ineffectiveness in the periods presented.

As of September 30, 2014, the Company estimated that all values reported in accumulated other comprehensive income (loss) will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to interest and other income (expense), net on the consolidated statements of operations. For the nine months ended September 30, 2014 and 2013, there were no such gains or losses.

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of September 30, 2014 and December 31, 2013. See Note 12 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets as of the periods presented (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Derivative assets (a):
Foreign exchange contracts	$5,122	$4,457	$5,332	$2,291
Derivative liabilities (b):
Foreign exchange contracts	$3,281	$4,235	$1,981	$2,545

(a)	All derivative assets are recorded in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded in “Other accrued liabilities” in the condensed consolidated balance sheets.

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

The following table sets forth the offsetting of derivative assets (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented In the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2014:
Foreign exchange contracts	$10,454	$—	$10,454	$(5,259)	$—	$5,195
As of December 31, 2013:
Foreign exchange contracts	$6,748	$—	$6,748	$(5,643)	$—	$1,105

The following table sets forth the offsetting of derivative liabilities (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented In the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2014:
Foreign exchange contracts	$5,262	$—	$5,262	$(5,259)	$—	$3
As of December 31, 2013:
Foreign exchange contracts	$6,780	$—	$6,780	$(5,643)	$—	$1,137

14. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or via privately negotiated transactions. In July 2014, the Company announced that its Board of Directors had approved a new share repurchase plan (the “2014 repurchase plan”) under which the Company may at its discretion purchase shares in the open market with an aggregate value of up to $200.0 million. The Company expects to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations. During the three months ended September 30, 2014, the Company purchased approximately 1.9 million shares of common stock in the open market for $25.0 million. During the six months ended June 30, 2014, the Company did not purchase any shares of common stock in the open market. However, the Company received 1.5 million shares in June 2014 under its accelerated share repurchase program as discussed below. During the three and nine months ended September 30, 2013, the Company purchased approximately 1.7 million and 9.8 million shares of common stock, respectively, in the open market for $17.7 million and $102.3 million of cash, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over the fair value based on the calculated average price in equity is recorded as a charge to retained earnings. As of September 30, 2014, we had a remaining authorization to purchase up to an additional $175.0 million of shares in the open market under the 2014 repurchase plan.

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

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component for the nine months ended September 30, 2014 (in thousands). The tax effects were not shown separately, as the impacts were not material.

Nine Months Ended September 30, 2014	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2013	$80	$73	$4,219	$4,372
Other comprehensive income (loss) before reclassifications	2,574	(43)	(907)	1,624
Amounts reclassified from accumulated other comprehensive income (a)	(785)	(9)	—	(794)
Net current-period other comprehensive income (loss)	1,789	(52)	(907)	830
Balance as of September 30, 2014	$1,869	$21	$3,312	$5,202

(a)

See Note 13 of Notes to Condensed Consolidated Financial Statements for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Other income (expense)” in the condensed consolidated statement of operations for the nine months ended September 30, 2014, net of taxes.

15. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded for the periods presented and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cost of sales - product	$668	$686	$1,828	$2,252
Cost of sales - service	1,102	1,479	3,164	4,600
Stock-based compensation expense included in cost of sales	1,770	2,165	4,992	6,852

Sales and marketing	4,673	5,889	10,397	19,742
Research and development	3,203	3,669	7,304	12,578
General and administrative	5,122	5,479	11,485	14,128
Stock-based compensation expense included in operating expenses	12,998	15,037	29,186	46,448
Stock-based compensation expense related to employee equity awards and employee stock purchases	14,768	17,202	34,178	53,300
Tax benefit	3,016	7,960	6,778	24,663
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$11,752	$9,242	$27,400	$28,637

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

Stock Options

There were no stock options granted in the nine months ended September 30, 2014 and 2013.

Performance Shares and Restricted Stock Units

During the nine months ended September 30, 2014 and 2013, the Company granted 659,416 and 1,373,329, respectively, of performance shares to certain employees and executives, at a weighted average fair value of $13.81 and $8.83 per share, respectively. The 2014 and 2013 grants are generally divided evenly over three annual performance periods commencing with calendar year 2014 and 2013, respectively.

During the nine months ended September 30, 2014 and 2013, the Company granted 2,847,979 and 4,571,571, respectively, of restricted stock units at a weighted average fair value of $12.96 and $10.12 per share, respectively.

During the nine months ended September 30, 2014 and 2013, the Company granted non-employee directors 140,000 and 100,000, respectively, of restricted stock units at a weighted average fair value of $12.87 and $11.14 per share, respectively.

Employee Stock Purchase Plan

During the nine months ended September 30, 2014 and 2013, 2,944,069 and 2,904,287 shares were purchased under the Company’s employee stock purchase plan (“ESPP”), respectively. As of September 30, 2014, there were 11,315,067 shares available to be issued under ESPP.

Valuation Assumptions

For purchase rights granted pursuant to the ESPP, the estimated fair value per share of employee stock purchase rights for the two-year offering period commencing on August 1, 2014 ranged from $2.80 to $4.10, compared to the estimated fair value per share from $2.60 to $4.06 for the two-year offering period commencing on August 1, 2013. The estimated fair value per share of employee stock purchase rights for the two-year offering period commencing on February 3, 2014 ranged from $2.82 to $4.48, compared to the estimated fair value per share from $2.93 to $4.57 for the two-year offering period commencing on February 1, 2013.

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Expected volatility	26.47-32.18%	42.40-48.89%	26.47-42.11%	42.40-50.55%
Risk-free interest rate	0.05-0.47%	0.08-0.35%	0.05-0.47%	0.08-0.35%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (yrs)	0.5-2.0	0.5-2.0	0.5-2.0	0.5-2.0

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

During the three months ended March 31, 2014, the Company performed its annual review of assumptions, which resulted in an increase in the forfeiture rate. The effect of the change in the forfeiture rate decreased stock-based compensation expense by approximately $1.8 million which decreased the Company’s net loss by approximately $1.4 million or $0.01 per share in the three months ended March 31, 2014. There was no material impact in the three months ended June 30, 2014 and September 30, 2014. Additionally, during the three months ended March 31, 2014, the Company recorded a benefit of $2.1 million related to actual forfeitures of awards granted to former officers, and there was no such benefit recorded in the three months ended June 30, 2014 and September 30, 2014.

16. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share for the periods presented (in thousands, except for per-share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator
Net income from continuing operations	$17,011	$(23,978)	21,577	(16,566)
Gain from sale of discontinued operations, net of taxes	—	—	—	459
Net income	$17,011	$(23,978)	$21,577	$(16,107)

Denominator
Weighted average shares outstanding, basic	136,606	170,310	137,139	172,644
Effect of dilutive potential common shares	5,570	—	5,267	—
Weighted average shares outstanding, diluted	142,176	170,310	142,406	172,644

Basic net income per share
Net income per share from continuing operations	$0.12	$(0.14)	$0.16	$(0.10)
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
	$0.12	$(0.14)	$0.16	$(0.09)

Diluted net income per share
Net income per share from continuing operations	$0.12	$(0.14)	$0.15	$(0.10)
Gain per share from sale of discontinued operations, net of taxes	—	—	—	—
	$0.12	$(0.14)	$0.15	$(0.09)

Antidilutive employee stock-based awards, excluded	136	3,682	288	3,597

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

Financial information for each reportable geographical segment as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Executive Officer who is its Chief Operating Decision Maker (“CODM”), is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2014:
Revenue	$166,354	$83,995	$85,337	$335,686
% of total revenue	50%	25%	25%	100%
Contribution margin	66,993	36,686	35,965	139,644
% of segment revenue	40%	44%	42%	42%

For the three months ended September 30, 2013:
Revenue	$177,285	$80,015	$79,161	$336,461
% of total revenue	53%	24%	23%	100%
Contribution margin	69,899	34,094	30,281	134,274
% of segment revenue	39%	43%	38%	40%

For the nine months ended September 30, 2014:
Revenue	$497,229	$256,099	$242,901	$996,229
% of total revenue	50%	26%	24%	100%
Contribution margin	206,121	109,460	100,985	416,566
% of segment revenue	41%	43%	42%	42%

For the nine months ended September 30, 2013:
Revenue	$523,895	$248,834	$247,718	$1,020,447
% of total revenue	52%	24%	24%	100%
Contribution margin	207,876	103,703	98,364	409,943
% of segment revenue	40%	42%	40%	40%

As of September 30, 2014: Gross accounts receivable	$100,424	$63,557	$60,890	$224,871
% of total gross accounts receivable	45%	28%	27%	100%
As of December 31, 2013: Gross accounts receivable	86,243	71,970	66,921	225,134
% of total gross accounts receivable	38%	32%	30%	100%

During the three months ended September 30, 2014, two customers from the Americas segment, ScanSource Communications (“ScanSource”) and Westcon Group Inc (“Westcon”), in aggregate, accounted for 26% of the Company’s revenues. In the nine months ended September 30, 2014, ScanSource accounted for 17% of the Company’s revenues. During the three and nine months ended 2013, ScanSource accounted for 17% of the Company’s revenues. At September 30, 2014 and December 31, 2013, ScanSource accounted for 19% and 11%, respectively, of total gross accounts receivable.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Segment contribution margin	$139,644	$134,274	$416,566	$409,943
Corporate and unallocated costs	(101,993)	(110,640)	(307,931)	(323,645)
Stock-based compensation	(14,768)	(17,202)	(34,178)	(53,300)
Effect of stock-based compensation cost on warranty expense	(204)	(120)	(410)	(421)
Amortization of purchased intangibles	(3,167)	(3,735)	(9,667)	(11,279)
Restructuring costs	2,631	(24,887)	(36,887)	(34,639)
Litigation reserves and payments	(3,130)	—	(3,130)	—
Transaction-related costs	—	(39)	(156)	(3,411)
Interest and other income (expense), net	(185)	(1,634)	(2,576)	(2,777)
Income from continuing operations before benefit from income taxes	$18,828	$(23,983)	$21,631	$(19,529)

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
UC group systems	$217,256	$221,370	$649,076	$686,795
UC personal devices	60,113	56,920	170,226	157,014
UC platform	58,317	58,171	176,927	176,638
Total	$335,686	$336,461	$996,229	$1,020,447

18. INCOME TAXES

The following table presents the income tax expense (benefit) from continuing operations and the effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income tax expense (benefit) from continuing operations	$1,817	$(5)	$54	$(2,963)
Effective tax rate	9.7%	0.02%	0.2%	15.2%

The effective tax rate for the three and nine months ended September 30, 2014 and 2013 differ from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during the quarters. For the three and nine months ended September 30, 2014, discrete benefits of $0.7 million and $2.2 million were recorded for tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan. In addition, included in the tax rate for the nine months ended September 30, 2014 is a discrete tax benefit recorded in the first quarter of $0.9 million related to stock-based compensation expense adjustments for certain terminated employees and a $0.8 million benefit related to the expiration of certain statutes recorded in the third quarter of 2014. Discrete benefits recorded during the three and nine months ended September 30, 2013 include $2.2 million recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012,  $1.0 million of which was recorded in the second quarter of 2013 related to previously non-deductible acquisition-related expenses that became deductible in the quarter, and a $2.0 million reserve release inclusive of interest which was recorded in the third quarter due to the expiration of a statute of limitations. In addition, $1.5 million of tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan were recorded in the nine months ended September 30, 2013, $0.5 million of which was recorded in the third quarter of 2013.

As of September 30, 2014, the amount of gross unrecognized tax benefits was $21.3 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2014 and December 31, 2013, the Company had approximately $1.6 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $0.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

Revenues for the three and nine months ended September 30, 2014 were $335.7 million and $996.2 million, respectively, a decrease of $0.1 million, or 0%, and $24.2 million, or 2%, respectively, from the same periods in 2013. On a year-over-year basis, our total product revenues declined while service revenues increased. The overall decreases in product revenues for the nine months ended September 30, 2014 were primarily a result of lower sales of our UC group systems products, mainly driven by lower IP conference phone revenues as a result of Cisco Systems, Inc. (“Cisco” or “Cisco System”) no longer reselling a product they previously purchased from us, and, to a lesser extent, due to lower UC platform product revenues. The decreases were partially offset by increased revenues from our UC personal devices products. The increases in service revenues were driven primarily by increased maintenance service renewals year-over-year as a result of ongoing efforts to increase maintenance service renewal rates and, to a lesser extent, by increased maintenance revenues on a larger installed base, partially offset by decreased revenues from managed services related to the Hewlett-Packard visual collaboration business we acquired in 2011. As these managed services contracts expire, customers may elect to purchase other Polycom product solutions rather than renew their managed services contracts.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 50%, 25%, and 25%, respectively, of our revenues in the three months ended September 30, 2014. Our Americas segment revenues decreased by 6%, and our EMEA and APAC segment revenues increased by 5% and 8%, respectively, in the three months ended September 30, 2014 as compared to the same period in 2013. On a year-over-year basis, product and service revenues declined in our Americas segment and increased in our EMEA and APAC segments in the three months ended September 30, 2014. In the nine months ended September 30, 2014, our Americas, EMEA, and APAC segment revenues accounted for 50%, 26%, and 24%, respectively, of our revenues. Our Americas and APAC segment revenues decreased by 5% and 2%, respectively, and our EMEA segment revenues increased by 3% in the nine months ended September 30, 2014 as compared to the same period in 2013. On a year-over-year basis, product revenues declined in our Americas and APAC segments and increased in our EMEA segment and service revenues increased across all our segments during the nine months ended September 30, 2014. See Note 17 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margins, and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three and nine months ended September 30, 2014 and 2013.

Operating margins increased by 13 and 5 percentage points in the three and nine months ended September 30, 2014, respectively, as compared to the same periods in 2013. The increase in the three months ended September 30, 2014 was primarily due to decreased operating expenses as a percentage of revenues by 12%, including lower restructuring charges in the third quarter of 2014 and the increased gross margins as a percentage of revenues by 1%. The increase in operating margins in the nine months ended September 30, 2014 was primarily due to decreased operating expenses as a percentage of revenues by 4% and increased gross margins by 1%. The decrease in operating expenses as a percentage of revenues reflects lower headcount and facility related costs due to actions taken to better align expenses to our revenue and gross margin profile and to improve our operating margins in the nine months ended September 30, 2014. Increased gross margins were primarily driven by higher service gross margins as a result of increased service revenues.

During the nine months ended September 30, 2014, we generated approximately $114.6 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $13.7 million net increase in our total cash and cash equivalents from December 31, 2013.

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

The following table sets forth, as a percentage of revenues (unless indicated otherwise), condensed consolidated statements of operations data for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues:
Product revenues	72%	72%	71%	73%
Service revenues	28%	28%	29%	27%
Total revenues	100%	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	42%	42%	42%	42%
Cost of service revenues as a % of service revenues	39%	41%	40%	41%
Total cost of revenues	41%	42%	41%	42%
Gross profit	59%	58%	59%	58%
Operating expenses:
Sales and marketing	29%	32%	29%	32%
Research and development	15%	16%	15%	16%
General and administrative	8%	9%	7%	8%
Amortization of purchased intangibles	1%	1%	1%	1%
Restructuring costs	(1)%	7%	4%	3%
Litigation reserves and payments	1%	—	—	—
Transaction-related costs	—	—	—	—
Total operating expenses	53%	65%	56%	60%
Operating income	6%	(7)%	3%	(2)%
Interest and other income (expense), net:
Interest expense	—	—	(1)%	—
Other income (expense)	—	—	—	—
Interest and other income (expense), net	—	—	(1)%	—
Income from continuing operations before provision for (benefit from) income taxes	6%	(7)%	2%	(2)%
Provision for (benefit from) income taxes	1%	—	—	—
Net income from continuing operations	5%	(7)%	2%	(2)%
Gain from sale of discontinued operations, net of taxes	—	0%	—	—
Net income	5%	(7)%	2%	(2)%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized for the periods indicated in the following table:

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	Increase (Decrease)	September 30, 2014	September 30, 2013	Increase (Decrease)
Americas	$166,354	$177,285	(6)%	$497,229	$523,895	(5)%
% of revenues	50%	53%		50%	52%
EMEA	$83,995	$80,015	5%	$256,099	$248,834	3%
% of revenues	25%	24%		26%	24%
APAC	$85,337	$79,161	8%	$242,901	$247,718	(2)%
% of revenues	25%	23%		24%	24%
Total revenues	$335,686	$336,461	—	$996,229	$1,020,447	(2)%

In the three months ended September 30, 2014, the decrease in total revenues was due to a decrease in product revenues of $2.5 million, or 1%, partially offset by an increase in service revenues of $1.7 million, or 2%, as compared to the same period in 2013. In the nine months ended September 30, 2014, the decrease in total revenues was due to a decrease in product revenues of $31.9 million, or 4%, partially offset by an increase in service revenues of $7.7 million, or 3%, as compared to the same period in 2013. The decreases in product revenues in the three and nine months ended September 30, 2014 was primarily a result of lower sales of our UC group systems, mainly driven by lower IP conference phone revenues as a result of Cisco System no longer reselling a product they previously purchased from us and, to a lesser extent, decreased revenues from UC platform products. The decreases were partially offset by increased sales of our UC personal devices products year-over-year. The increases in service revenues in the three and nine months ended September 30, 2014 was primarily driven by increased maintenance service renewals year-over-year and increased maintenance service revenues on a larger installed base, partially offset by decreased revenues from managed services related to the Hewlett-Packard visual collaboration business we acquired in 2011. As these managed services contracts expire, customers may elect to purchase other Polycom product solutions rather than renew their managed services contracts, as was the case for the three months ended September 30, 2014. This trend is likely to continue.

The overall decreases in the Americas segment revenues in the three and nine months ended September 30, 2014 were driven primarily by decreased revenues in the United States, Brazil and Canada, partially offset by increased revenues in Mexico. On a year-over-year basis, product revenues decreased in our Americas segment in the three and nine months ended September 30, 2014 and service revenues decreased slightly in the three months ended September 30, 2014, but increased slightly in the nine months ended September 30, 2014. The overall increases in the EMEA segment revenues in the three and nine months ended September 30, 2014 were primarily due to growth in the United Kingdom, France, Turkey, and Germany, partially offset by decreases in Russia and the Nordic countries. On a year-over-year basis, product and service revenues increased in our EMEA segment in the three and nine month periods ended September 30, 2014.  The increase in the APAC segment revenues in the three months ended September 30, 2014 was driven primarily by increased revenues in India and China, partially offset by decreased revenues in Japan. The decrease in the APAC segment revenues in the nine months ended September 30, 2014 was driven primarily by decreased revenues in China and Japan, partially offset by increased revenues in India and Australia. On a year-over-year basis, revenues in our APAC segment increased in the three months ended September 30, 2014, but decreased in the nine months ended September 30, 2014 and service revenues increased year-over-year in both the three and nine months ended September 30, 2014.

In 2013, Cisco informed us that it would end of life, and therefore no longer resell, the IP conference phones they purchase from us, resulting in a year-over-year decrease of revenues of approximately $10.4 million and $32.9 million in the three and nine months ended September 30, 2014, respectively. We do not expect any further revenues from this relationship. The decrease in the revenues of these IP conference phones as a result of this change accounted for the majority of our year-over-year product revenue decreases in the three and nine months ended September 30, 2014. We have been planning for the transition and are working to evolve the features and functionality of our VoIP conference phone portfolio to be interoperable in a Cisco environment.

In the three months ended September 30, 2014, two channel partners, ScanSource Communications (“ScanSource”) and Westcon Group, Inc. (“Westcon”), located in our Americas segment, in aggregate, accounted for 26% of our total revenues. In the nine months ended September 30, 2014, Scansource accounted for 17% of our total revenues. In the three and nine months ended September 30, 2013, Scansource accounted for 17% of our total revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services for the periods indicated:

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	Increase (Decrease)	September 30, 2014	September 30, 2013	Increase (Decrease)
UC group systems	$217,256	$221,370	(2)%	$649,076	$686,795	(5)%
UC personal devices	60,113	56,920	6%	170,226	157,014	8%
UC platform	58,317	58,171	—	176,927	176,638	—
Total revenues	$335,686	$336,461	—	$996,229	$1,020,447	(2)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. On a year-over-year basis, the decreases in UC group systems revenues were primarily driven by decreases in sales of our group voice products and related services in our Americas segment and, to a lesser extent, decreases in sales of immersive telepresence products and related services across all our segments. The decreases were partially offset by increased revenues from our group video products and related services in our Americas and EMEA segments and, to a lesser extent, group voice products and related services in our EMEA and APAC segments.

UC personal devices include desktop video devices and desktop voice products and the related service elements. The year-over-year increase in UC personal devices revenues in the three months ended September 30, 2014 was primarily due to increased sales of our desktop voice products and the related services in our EMEA and APAC segments, partially offset by decreased sales of our desktop video products and the related services in our EMEA segment and decreased sales of our desktop voice products and the related services in our Americas segment. The year-over-year increase in UC personal devices revenues in the nine months ended September 30, 2014 was due to increased sales of our desktop voice products and the related services, partially offset by decreased sales of our desktop video products and the related services across all regions. Overall, the increases in UC personal devices revenues were due in part to increased demand for our Microsoft® Lync® interoperable solutions and the continued adoption of VoIP technologies.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. On a year-over-year basis, UC platform revenues remained relatively flat. The increases in UC platform product and related service revenues in our EMEA and APAC segments were largely offset by the decreases in UC platform product and related service revenues in our Americas segment, resulting in a less than 1% increase in UC platform revenues.

Cost of Revenues and Gross Margins

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	Increase (Decrease)	September 30, 2014	September 30, 2013	Increase (Decrease)
Product Cost of Revenues	$101,399	$102,830	(1)%	$296,745	$309,994	(4)%
% of Product Revenues	42%	42%	—	42%	42%	—
Product Gross Margins	58%	58%	—	58%	58%	—
Service Cost of Revenues	$37,617	$38,587	(3)%	$115,607	$114,714	1%
% of Service Revenues	39%	41%	(2) pts	40%	41%	(1) pt
Service Gross Margins	61%	59%	2 pts	60%	59%	1 pt
Total Cost of Revenues	$139,016	$141,417	(2)%	$412,352	$424,708	(3)%
% of Total Revenues	41%	42%	(1) pt	41%	42%	(1) pt
Total Gross Margins	59%	58%	1 pt	59%	58%	1 pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.7 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2014 and 2013, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

On a year-over-year basis, the product gross margins as a percentage of revenues remained relatively flat. From a segment perspective, product gross margins increased in our Americas segment and decreased in our EMEA and APAC segments year-over-year.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation expense of $1.1 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $3.2 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively. Cost of service revenues at the segment level consists of the standard cost of service revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

The increase in service gross margins as a percentage of revenues in the three months ended September 30, 2014 was primarily due to increased service revenues and lower direct spending costs, including lower managed network costs and decreased headcount-related costs, partially offset by increased outside services and warranty expenses. From a segment perspective, service gross margins as a percentage of revenues increased in our Americas and APAC segments and decreased in our EMEA segment. The service gross margins as a percentage of revenues in the nine months ended September 30, 2014 remained relatively flat year-over-year.

Total Cost of Revenues and Total Gross Margins

On a year-over-year basis, the increases in total gross margins in the three and nine months ended September 30, 2014 were primarily due to increased service gross margins as a percentage of revenues, while product gross margins as a percentage of revenues remained relatively flat, as discussed under Cost of Product Revenues.

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

Sales and Marketing Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	Decrease	September 30, 2014	September 30, 2013	Decrease
Expenses	$97,953	$107,292	(9)%	$289,757	$325,663	(11)%
% of Revenues	29%	32%	(3) pts	29%	32%	(3) pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation expense of $4.7 million and $5.9 million for the three months ended September 30, 2014 and 2013, respectively, and $10.4 million and $19.7 million for the nine months ended September 30, 2014 and 2013, respectively.

The year-over-year decreases in sales and marketing expenses were primarily due to decreased headcount-related costs, including compensation expense and stock-based compensation cost, and lower headcount-based allocations, as well as decreased spending on marketing program and travel and entertainment expenses. Sales and marketing headcount decreased by 7% from September 30, 2013 to September 30, 2014 as part of our plans to improve operating performance.

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

Research and Development Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	Decrease	September 30, 2014	September 30, 2013	Decrease
Expenses	$51,024	$54,220	(6)%	$148,202	$164,782	(10)%
% of Revenues	15%	16%	(1) pt	15%	16%	(1) pt

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation expense of $3.2 million and $3.7 million for the three months ended September 30, 2014 and 2013, respectively, and $7.3 million and $12.6 million for the nine months ended September 30, 2014 and 2013, respectively.

The year-over-year decreases in research and development expenses were primarily due to decreased headcount-related costs, including compensation expense and stock-based compensation cost and lower program spending, as well as the capitalization of certain internal costs related to internally developed software products to be sold. Research and development headcount decreased by 9% from September 30, 2013 to September 30, 2014 as part of our plans to improve operating performance.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners and service provider customers as a result of our key strategic initiatives in these areas. We expect that research and development expenses in absolute dollars will remain flat in absolute dollars in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenues are highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	Decrease	September 30, 2014	September 30, 2013	Decrease
Expenses	$25,746	$28,468	(10)%	$74,175	$76,461	(3)%
% of Revenues	8%	9%	(1) pt	7%	8%	(1) pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation expense of $5.1 million and $5.5 million for the three months ended September 30, 2014 and 2013, respectively, and $11.5 million and $14.1 million for the nine months ended September 30, 2014 and 2013, respectively.

The year-over-year decreases in general and administrative expenses were primarily due to decreased compensation expense, including stock-based compensation cost, as well as lower legal expenses and outside services. In addition, the decrease in general and administrative expenses in the nine months ended September 30, 2014 was partially offset by increased bad debt expense and higher insurance costs.

Significant future charges due to costs associated with litigation or uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to increase slightly in the near term but they could fluctuate depending on the level and timing of expenditures associated with the litigation described in Note 9 of Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles

In the three months ended September 30, 2014 and 2013, we recorded $2.4 million and $2.5 million, respectively, in operating expenses and recorded $0.7 million and $1.2 million, respectively, in cost of product revenues for amortization of purchased intangibles related to acquisitions. In the nine months ended September 30, 2014 and 2013, we recorded $7.4 million and $7.5 million, respectively, in operating expenses, and recorded $2.3 million and $3.7 million, respectively, in cost of product revenues for amortization of purchased intangibles related to acquisitions. The year-over-year decreases in amortization expenses were primarily due to certain intangible assets acquired in prior years being fully amortized. Purchased intangible assets are being amortized over their estimated useful lives, which range from several months to six years.

Restructuring

During the three months ended September 30, 2014, we recorded a $2.6 million credit in restructuring costs, primarily due to changes in assumptions used in our facilities-related restructuring reserves estimate, as compared to a restructuring charge of $24.9 million in the same period of 2013. During the nine months ended September 30, 2014 and 2013, we recorded restructuring costs of

$36.9 million and $34.6 million, respectively. The restructuring costs recorded in the nine months ended September 30, 2014 primarily related to certain actions announced in January 2014, which included the reduction or elimination of certain facilities globally and the elimination of approximately 6% of our global workforce. The restructuring costs recorded in the nine months ended September 30, 2013 primarily related to certain actions announced in August 2013, which included actions to reduce or eliminate certain facilities globally and the elimination of approximately 4% of our global workforce. See Note 7 of Notes to Condensed Consolidated Financial Statements for further information on restructuring costs.

Our facilities-related restructuring reserves are recorded net of estimated sublease income that we expect to generate based upon current comparable leases in the respective markets. To the extent that actual sublease income is different from our estimates, or the timing of subleasing the facility is different than we originally estimated, we will adjust our restructuring reserves in the future.

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

Litigation Reserves and Payments

In the three months ended September 30, 2014, we recorded $3.1 million in litigation reserves and payments related to on-going litigation matters which have not yet been settled. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business.  These matters are subject to inherent uncertainties and management’s view of these matters may change in the future and, were an unfavorable outcome to occur, it could have a material adverse impact on our financial position, our results of operations, or cash flows. See Note 9 of Notes to Condensed Consolidated Financial Statements for further information.

Transaction-related Costs

We expense all acquisition-related and other transaction-related costs as incurred. These costs generally include legal and accounting fees and other integration services. The transaction-related costs in the three months ended September 30, 2013 were less than $0.1 million, and there were no transaction-related costs in the three months ended September 30, 2014. In the nine months ended September 30, 2014 and 2013, we recorded approximately $0.1 million and $3.4 million of transaction-related expenses, respectively. We have spent, and may in the future, spend significant resources identifying and acquiring businesses.

Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Interest expense	$(1,470)	$(850)	$(4,404)	$(1,736)
Other income (expense)	1,285	(784)	1,828	(1,041)
Interest and other income (expense), net	(185)	(1,634)	(2,576)	(2,777)

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

The year-over-year increases in interest expense were primarily due to interest expense on the borrowings under the Credit Agreement. We expect interest expense to increase in 2014 as compared to the prior year as a result of a full year of interest expense on our borrowings under the Credit Agreement.

The year-over-year increases in net other income were primarily due to a one-time business tax refund and rebates of non-income based business tax, as well as lower losses on asset disposals, partially offset by lower interest income. In addition, the increase in the nine months ended September 30, 2014 was also due to a release of sales and use tax reserves from prior years. Other income (expense) will fluctuate due to changes in interest rates and returns on our cash and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program, gains and losses on asset disposals and timing of non-income based taxes and license fees. The cash balance could also decrease depending upon the amount of cash used in our stock repurchase activity, any future acquisitions, and other factors, which would also impact our interest income.

Income Tax Expense (Benefits) From Continuing Operations

	Three Months Ended		Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Income tax expense (benefit) from continuing operations	$1,817	$(5)	$54	$(2,963)
Effective tax rate	9.7%	0.02%	0.2%	15.2%

The effective tax rates for the three and nine months ended September 30, 2014 and 2013 differ from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from our operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during the quarters. For the three and nine months ended September 30, 2014, discrete benefits of $0.7 million and $2.2 million were recorded for tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan. In addition, included in the tax rate for the nine months ended September 30, 2014 is a discrete tax benefit recorded in the first quarter of $0.9 million related to stock-based compensation expense adjustments for certain terminated employees and a $0.8 million benefit related to the expiration of certain statutes recorded in the third quarter. Discrete benefits recorded during the three and nine months ended September 30, 2013 include $2.2 million of which was recorded in the first quarter of 2013 related to the reinstatement of the federal research and development tax credit signed into law on January 2, 2013, but retroactive to 2012, $1.0 million of which was recorded in the second quarter of 2013 related to previously non-deductible acquisition-related expenses that became deductible in the quarter, and a $2.0 million reserve release inclusive of interest which was recorded in the third quarter due to the expiration of a statute of limitations. In addition, $1.5 million of tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan were recorded in the nine months ended September 30, 2013, $0.5 million of which was recorded in the third quarter.

As of September 30, 2014, the amount of gross unrecognized tax benefits was $21.3 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2014 and December 31, 2013, we had approximately $1.6 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $0.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. Tax benefits realized from favorable tax rates for the quarters ended September 30, 2014 and 2013 were not material in the aggregate and did not have a material impact on earnings per share.

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

Discontinued Operations

On December 4, 2012, we completed the disposition of the net assets of the enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. We received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in our consolidated financial statements for the year ended December 31, 2012. In the nine months ended September 30, 2013, we recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of a net working capital adjustment in accordance with the Purchase Agreement. Additional cash consideration of up to $37.5 million is payable to Polycom over the next three years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal years ending December 31, 2014, 2015 and 2016. These conditions were not met for the fiscal year ended December 31, 2013. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the nine months ended September 30, 2014, there was no realized gain or loss on sale of discontinued operations.

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

The following is a summary of the financial information for each of our segments for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2014:
Revenues	$166,354	$83,995	$85,337	$335,686
% of total revenues	50%	25%	25%	100%
Contribution margin	$66,993	$36,686	$35,965	$139,644
% of segment revenues	40%	44%	42%	42%

For the three months ended September 30, 2013:
Revenues	$177,285	$80,015	$79,161	$336,461
% of total revenues	53%	24%	23%	100%
Contribution margin	$69,899	$34,094	$30,281	$134,274
% of segment revenues	39%	43%	38%	40%

For the nine months ended September 30, 2014:
Revenue	$497,229	$256,099	$242,901	$996,229
% of total revenue	50%	26%	24%	100%
Contribution margin	$206,121	$109,460	$100,985	$416,566
% of segment revenue	41%	43%	42%	42%

For the nine months ended September 30, 2013:
Revenue	$523,895	$248,834	$247,718	$1,020,447
% of total revenue	52%	24%	24%	100%
Contribution margin	207,876	103,703	98,364	409,943
% of segment revenue	40%	42%	40%	40%

As of September 30, 2014: Gross accounts receivable	$100,424	$63,557	$60,890	$224,871
% of total gross accounts receivable	45%	28%	27%	100%
As of December 31, 2013: Gross accounts receivable	$86,243	$71,970	$66,921	$225,134
% of total gross accounts receivable	38%	32%	30%	100%

AMERICAS

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	Increase (Decrease)	September 30, 2014	September 30, 2013	Increase (Decrease)
Revenues	$166,354	$177,285	(6)%	$497,229	$523,895	(5)%
Contribution margin	$66,993	$69,899	(4)%	$206,121	$207,876	(1)%
Contribution margin as % of Americas revenues	40%	39%	1 pt	41%	40%	1 pt

The decreases in our Americas segment revenues was primarily due to decreased revenues in the United States, Brazil, and Canada, partially offset by increased revenues in Mexico. On a year-over-year basis, the overall decreases in Americas segment revenues were primarily driven by decreased revenues from UC group systems as a result of decreased sales in IP conference phones previously purchased and resold by Cisco and, to a lesser extent, decreased revenues from UC platform products and the related services. Revenues from UC personal device products and related services for the three months ended September 30, 2014 were flat on a year-over-year basis. In addition, in the nine months ended September 30, 2014, the decrease in Americas segment revenues from UC group systems and UC platform products and the related services was partially offset by increased revenues from UC personal devices products and the related services, primarily due to increased desktop voice sales as a result of increased demand for our Microsoft® Lync® interoperable solutions and the continued adoption of VoIP, partially offset by decreased desktop video revenues.

In the three months ended September 30, 2014, three channel partners in our Americas segment, in aggregate, accounted for 54% of our Americas revenues. In the nine months ended September 30, 2014, two channel partners in our Americas segment, in aggregate, accounted for 44% of our Americas revenues. In the three and nine months ended September 30, 2013, one channel partner in our Americas segment accounted for 33% and 32%, respectively, of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increases in contribution margin as a percentage of Americas segment revenues were primarily due to higher gross margins while direct sales and marketing expenses as a percentage of revenues decreased slightly year-over-year. The increase in gross margins year-over-year in the three months ended September 30, 2014 was primarily due to higher service gross margins as a percentage of revenues driven by decreased cost of service revenues. The increase in gross margins year-over-year in the nine months ended September 30, 2014 was primarily due to higher product gross margins driven by a product mix shift toward higher margin RealPresence Group Series products within our UC group systems product category. Direct sales and marketing expenses for the three and nine months ended September 30, 2014 decreased in absolute dollars year-over-year, primarily driven by lower headcount-related costs as a result of our restructuring actions, including decreased compensation and commission expenses and lower headcount-based allocations, as well as decreased marketing program spending.

EMEA

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	Increase	September 30, 2014	September 30, 2013	Increase
Revenues	$83,995	$80,015	5%	$256,099	$248,834	3%
Contribution margin	$36,686	$34,094	8%	$109,460	$103,703	6%
Contribution margin as % of EMEA revenues	44%	43%	1 pt	43%	42%	1 pt

The increases in our EMEA segment revenues were primarily due to increased revenues from the United Kingdom, France, Turkey, and Germany, as a result of the slowly improving economic environment in these countries, partially offset by decreased revenues in Russia and the Nordic countries. On a year-over-year basis, the increases in EMEA segment revenues were across all product categories. The increases in UC group systems revenues were primarily due to increased revenues from group voice sales and, to a lesser extent, by increased revenues from group video products and the related services, partially offset by decreased revenues from immersive telepresence products and the related services. The increases in UC personal devices revenues were primarily driven by increased revenues from desktop voice sales as a result of increased demand for our Microsoft® Lync® interoperable solutions and the continued adoption of VoIP, partially offset by decreased revenues from desktop video products and the related services. The increases in UC platform revenues were primarily due to increased sales in our RealPresence products and the related services.

In the three months ended September 30, 2014 and 2013, one channel partner in our EMEA segment accounted for 15% and 11%, respectively, of our EMEA revenues. In the nine months ended September 30, 2014 and 2013, one channel partner in our EMEA segment accounted for 14% and 11%, respectively, of our EMEA revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The year-over-year increases in contribution margins as a percentage of EMEA segment revenues were primarily due to decreased sales and marketing expenses as a percentage of revenues, partially offset by lower gross margins. The decreases in sales and marketing expenses were primarily due to lower facility and headcount-related costs as a result of our restructuring actions. The decreases in gross margins were primarily due to lower service gross margins driven by increases in lower margin installation services and lower product gross margins as a result of a product mix shift away from higher margin UC platform products.

APAC

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2014	September 30, 2013	Increase	September 30, 2014	September 30, 2013	Increase (Decrease)
Revenues	$85,337	$79,161	8%	$242,901	$247,718	(2)%
Contribution margin	$35,965	$30,281	19%	$100,985	$98,364	3%
Contribution margin as % of APAC revenues	42%	38%	4 pts	42%	40%	2 pts

The increase in our APAC segment revenues in the three months ended September 30, 2014 as compared to the same period in 2013 was primarily due to increased revenues from India, China and Australia, partially offset by decreased revenues in Japan.  On a year-over-year basis, the increase in APAC segment revenues were primarily driven by increased revenues from UC group systems and, to a lesser extent, from UC personal devices and UC platform products and the related services. The increase in UC group systems revenues was primarily due to increased revenues from group video and group voice products and the related services, partially offset by decreased immersive telepresence products and the related services revenues. The decrease in our APAC segment revenues in the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to decreased revenues from China and Japan, partially offset by increased revenues in India and Australia. On a year-over-year basis, the decrease in APAC segment revenues were primarily driven by decreased revenues from UC group systems, partially offset by increased revenues from UC personal devices and UC platform products and the related services. The decrease in UC group systems revenues in APAC was primarily driven by decreased revenues from group video and immersive telepresence products and the related services, partially offset by increased group voice revenues. Although we saw increased revenues in certain countries in the region in the third quarter of 2014, the overall macro-economic environment in our APAC region still remains challenging.

In the three months ended September 30, 2014 and 2013, three channel partners in our APAC segment, in aggregate, accounted for 41% and 42% of our APAC revenues, respectively. In the nine months ended September 30, 2014, three channel partners in our APAC segment, in aggregate, accounted for 39% of our APAC revenues. In the nine months ended September 30, 2013, two channel partners in our APAC segment, in aggregate, accounted for 27% of our APAC revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The year-over-year increases in contribution margins as a percentage of APAC segment revenues were primarily due to decreased sales and marketing expenses as a percentage of revenues and, to a lesser extent, higher gross margins. The decrease in direct sales and marketing expenses was driven by lower headcount-related costs as a result of our restructuring actions, including lower compensation and commission expenses and lower headcount-based allocations, as well as decreased marketing program spending. The increase in gross margins was primarily due to increased service gross margins driven by increased service revenues and decreased cost of service revenues in absolute dollars year-over-year, partially offset by slightly decreased product gross margins as a percentage of revenues as a result of a product mix shift and higher percentage of revenues in China and India, which typically have lower gross margins.

Liquidity and Capital Resources

As of September 30, 2014, our principal sources of liquidity included cash and cash equivalents of $406.3 million, short-term investments of $151.1 million, and long-term investments of $85.6 million. Substantially all of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 11 of Notes to Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $7.2 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments held in the Americas totaled $247.7 million, and the remaining $395.3 million was held by various foreign subsidiaries outside of the Americas as of September 30, 2014. If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) among the Company, certain of its subsidiaries from time to time party thereto as guarantors, the lenders from time to time party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent and Collateral Agent. The Credit Agreement provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock pursuant to the $250.0 million modified “Dutch Auction” self-tender offer announced in September 2013. We were in compliance with all debt covenants as of September 30, 2014. See Note 10 of Notes to Condensed Consolidated Financial Statements for further details.

We generated cash from operating activities totaling $114.6 million and $118.8 million in the nine months ended September 30, 2014 and 2013, respectively. The decrease in cash provided by operating activities for the nine months ended September 30, 2014 as compared to the same period in 2013 was primarily due to a decrease in net accrued liabilities in the nine months ended September 30, 2014 primarily due to payments for restructuring related activities and lower cash inflows from accounts receivable, largely offset by higher net income after adjusting for non-cash expenses.

The total net change in cash and cash equivalents for the nine months ended September 30, 2014 was an increase of $13.7 million. The primary sources of cash were $114.6 million from operating activities, $23.4 million cash proceeds from the exercise of stock options and purchases under the employee stock purchase plan, and $2.6 million from excess tax benefit. The primary uses of cash during this period were $47.1 million of net purchases of investments, $39.9 million for purchases of property and equipment and costs for internally developed software products, $35.2 million for stock repurchases, and $4.7 million of debt payment.

Our days-sales-outstanding (“DSO”) metric was 49 days and 47 days at September 30, 2014 and 2013, respectively. The increase in DSO is primarily due to higher revenue linearity in the third quarter of 2014 over the prior-year-quarter and increased international revenue and a resulting increase in international receivables, which typically have longer payment terms. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.7 turns at September 30, 2014 as compared to 5.3 turns at September 30, 2013. We believe inventory turns will fluctuate depending on our ability to reduce lead times as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

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

From time to time, the Board of Directors approves plans to purchase shares of our common stock in the open market. In September 2013, our Board of Directors authorized the repurchase of $400.0 million, or approximately 20% of our outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent privately negotiated transactions. We funded the program with $150.0 million in cash and a $250.0 million Term Loan. The Tender Offer expired on October 30, 2013. On December 4, 2013, we announced plans to repurchase an aggregate of $114.6 million of common stock through an accelerated share repurchase (“ASR”) program and entered into separate ASR agreements with two financial institutions. The ASR program represents the last phase of our $400.0 million Return of Capital Program. Under the terms of the ASR agreements, we paid an aggregate $114.6 million of cash and took an initial delivery of approximately 8.0 million shares in December 2013. The ASR contracts were settled in June 2014, whereby we received an additional 1.5 million shares upon settlement. The aggregate 9.5 million shares ultimately purchased under the ASR program was determined based on the Company’s volume-weighted average stock price less an agreed upon discount during the term of the transactions. Total shares repurchased were immediately retired upon delivery. See Note 14 of Notes to our Condensed Consolidated Financial Statements for further details. In July 2014, our Board of Directors approved a new share repurchase plan (“the 2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. During the three months ended September 30, 2014, we purchased 1.9 million shares of common stock in the open market for $25.0 million under the 2014 repurchase plan. We did not purchase any shares of common stock in the open market during the first and second quarters of 2014. As of September 30, 2014, we had a remaining authorization to purchase up to an additional $175.0 million of shares in the open market under the 2014 repurchase plan. During the three and nine months ended September 30, 2013, we purchased 1.7 million and 9.8 million shares of common stock in the open market, respectively, for $17.7 million and $102.3 million, respectively.

At September 30, 2014, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $160.3 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our bank has issued letters of credit totaling approximately $7.2 million, which are used to secure the leases on some of our foreign offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of September 30, 2014, the future minimum lease payments due under our current lease obligations. The table below excludes approximately $10.5 million related to the current portion of minimum lease payments associated with leased space that was restructured. The non-current portion of minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Our contractual obligations as of September 30, 2014 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
Remainder of 2014	$6,113	$1,159	$—	$140,685	$1,562	$1,223	$150,742
2015	22,315	3,932	1,067	19,654	6,250	5,684	58,902
2016	17,126	2,949	5,442	5	6,250	8,016	39,788
2017	14,908	2,476	5,802	—	6,250	9,668	39,104
2018	11,419	1,701	5,868	—	223,438	7,125	249,551
Thereafter	31,661	4,616	29,472	—		—	65,749
Total payments	$103,542	$16,833	$47,651	$160,344	$243,750	$31,716	$603,836

 ____________

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates at filing plus a spread of 1.75%.

As discussed in Note 18 of our Notes to Condensed Consolidated Financial Statements, at September 30, 2014, we had unrecognized tax benefits, including related interest, totaling $22.9 million, $0.7 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no changes to our critical accounting estimates during the nine months ended September 30, 2014, except for stock-based compensation as described in Note 15 of Notes to Condensed Consolidated Financial Statements. With the exception of the accounting standards update discussed below, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the nine months ended September 30, 2014.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. Early application is permitted. We do not expect any impact on the adoption of this standard on our consolidated financial statements.

In May 2014, the FASB issued an accounting standard update which provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The guidance is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. We have not yet selected a transition method nor have we determined the impact of adoption on our consolidated financial statements.

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

A sensitivity analysis was performed on our investment portfolio as of September 30, 2014. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at September 30, 2014 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 9/30/2014	+50 BPS	+100 BPS	+150 BPS
$237,876	$237,474	$237,071	$236,668	$236,266	$235,864	$235,461

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of September 30, 2014, the weighted average interest rate on the Term Loan was 1.99%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

As of September 30, 2014, we had outstanding forward exchange contracts to sell 9.5 million Brazilian Reals at 2.25, buy 3.2 million Chinese Yuan at 6.25, sell 29.0 million Euros at 1.33, buy 3.1 million British Pounds at 1.64, sell 23.1 million Israeli Shekels at 3.62, sell 415.1 million Japanese Yen at 102.49, and sell 10.5 million Mexican Pesos at 13.03. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of September 30, 2014, we also had net outstanding foreign exchange contracts to sell 14.4 million Euros at 1.35, sell 1.2 million British Pounds at 1.60 and buy 30.9 million Israeli Shekels at 3.55. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues, cost of revenues and operating expenses denominated in the Chinese Yuan, Euro, British Pound and Israeli Shekel. As of September 30, 2014, we had outstanding foreign exchange contracts to buy 119.3 million Chinese Yuan at 6.30, sell 36.4 million Euros at 1.33, sell 4.0 million British Pounds at 1.65, and buy 82.6 million Israeli Shekels at 3.53. These forward exchange contracts, carried at fair value, typically mature in 360 days or less. As of September 30, 2014, we had no outstanding foreign exchange contracts that have maturities of more than 360 days.

Based on our overall currency rate exposure as of September 30, 2014, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 13 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

Except as described below, there was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The Company has an ongoing initiative to improve operational efficiency throughout its worldwide organization through the implementation of a new enterprise resource planning (ERP) system. The Company completed the implementation for certain business processes during the three months ended September 30, 2014, and intends to complete the remaining phase of the implementation in 2015. Management believes that necessary procedures are in place to maintain effective internal control over financial reporting during the implementation process.

PART II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

From time to time, we are involved in claims and legal proceedings that arise in the ordinary course of business. We expect that the number and significance of these matters will increase as business expands. In particular, we face an increasing number of patent and other intellectual property claims as the number of products and competitors in our industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to us or at all. However, litigation is subject to inherent uncertainties, and our view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on our financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

Litigation and SEC Investigation

On July 23, 2013, we announced that Andrew M. Miller had resigned from the positions of Chief Executive Officer and President of Polycom and from Polycom’s Board of Directors. We disclosed that Mr. Miller’s resignation came after a review by the Audit Committee of certain expense submissions by Mr. Miller, where the Audit Committee found certain irregularities in the submissions, for which Mr. Miller had accepted responsibility. Specifically, the Audit Committee determined that Mr. Miller improperly submitted personal expenses to Polycom for payment as business expenses and, in doing so, submitted to Polycom false information about the nature and purpose of expenses.

SEC Investigation. As previously disclosed, we have been cooperating with the Enforcement Staff of the Securities and Exchange Commission (“SEC”) in connection with its investigation focused on Mr. Miller's expenses and his resignation.  After discussions with the Enforcement Staff, we recently made an offer of settlement to resolve the matter, which is subject to the SEC’s approval.  The proposed settlement would be entered into by Polycom without admitting or denying the SEC’s findings and will resolve alleged violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  Under the terms of the proposed settlement, we would pay $750,000 in a civil penalty, which has been fully reserved for in our financial statements, and agree not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  There is no assurance that the proposal will be approved by the SEC.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleges that, between January 20, 2011 and July 23, 2013, we issued materially false and misleading statements or failed to disclose information regarding the our business, operational and compliance policies, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The lawsuit further alleges that our financial statements were materially false and misleading. The amended complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief. The defendants filed motions to dismiss the amended complaint. At this time, we are unable to estimate any range of reasonably possible loss relating to the securities class action.

Derivative Lawsuits. On August 21, 2013 and October 16, 2013, two purported shareholder derivative suits, captioned Saraceni v. Miller, et al., Case No. 5:13-cv-03880, and Donnelly v. Miller, et al., Case No. 5:13-cv-04810, respectively, were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. On October 31, 2013, these two federal derivative actions were consolidated into In re Polycom, Inc. Derivative Litigation, Lead Case No. 3:13-cv-03880. Plaintiffs filed an amended complaint on April 4, 2014. The defendants filed motions to dismiss the amended complaint.

On November 22, 2013 and December 13, 2013, two purported shareholder derivative suits, captioned Ware v. Miller, et al., Case No. 1-13-cv-256608, and Clem v. Miller, et al., Case No. 1-13-cv-257664, respectively, were filed in the Superior Court of California, County of Santa Clara, against certain of our current and former officers and directors. On January 31, 2014, these two California state derivative actions were consolidated into In re Polycom, Inc. Derivative Shareholder Litigation, Lead Case No. 1-13-cv-256608. The Court has stayed the California state derivative litigation pending resolution of both the federal derivative lawsuit and the federal securities class action.

The Federal and California state consolidated derivative lawsuits purport to assert claims on behalf of Polycom, which is named as a nominal defendant in the actions. The complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused us to repurchase its own stock at artificially inflated prices. The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief. At this time, we are unable to estimate any range of reasonably possible loss relating to the derivative actions.

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

We face intense competition in the Americas, EMEA, and APAC for our UC&C solutions which can place pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Avaya Inc., Blue Jeans Network, ClearOne Communications, Inc., Dolby Laboratories, Inc., Huawei Technologies Co. Ltd., Logitech International S.A., Revolabs, Inc., Snom Technology AG and Yealink.

Our competitive landscape continues to rapidly evolve as we move into new markets for video collaboration such as mobile, browser-based, and cloud-delivered video. Competitors in these markets also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures. We also compete with other offerings such as Cisco Systems’ Jabber and WebEx and Citrix Systems’ GoToMeeting with HD Faces. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on sales and marketing, which would correspondingly have a negative impact on our revenues and operating margins.

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

—	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;

—	gain market presence and brand recognition;
—	extend credit to our partners;
—	successfully identify and onboard new software, UC and VaaS partners;
—	conform and contribute to open standards;
—	successfully address disruptive technology shifts and new business models, such as cloud offerings and software-based UC&C solutions; and
—	successfully address the transition in the market from principally hardware based point products to solutions including hardware, software and services.

Our competitive environment also differs by geography. Cisco Systems is our primary global competitor in all theaters and categories in which we compete. In the APAC region, we additionally compete with China-based competitors such as Huawei and ZTE Corporation, as well as ClearOne, Snom, Sony Corporation, Yealink and other smaller competitors.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance. New product introductions by our current or future competitors, or our delay in bringing new products to market, could cause a significant decline in sales or loss of market acceptance of our products. We believe that ongoing competitive pressure may result in a reduction in the prices of our products and our competitors’ products. In addition, the introduction of additional lower priced competitive products or of new products or product platforms could render our existing products or technologies obsolete. We also believe we will face increasing competition from alternative UC&C solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products is leading to the availability of alternative, lower-cost UC&C products than ours that are targeted to consumers and small businesses, such as Skype, Google Talk/Hangouts, Apple FaceTime and others, which could drive down our sales prices and negatively impact our revenues.

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

As of September 30, 2014, our goodwill was approximately $559.3 million and other purchased intangible assets were approximately $27.7 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

We continue to look for ways to improve and streamline our infrastructure, including implementing a new integrated financial information system and other information technology and processes, and if we do not appropriately manage these implementations, our operating results may be negatively affected.

To manage our business effectively, we must continue to improve and streamline our infrastructure, including information technology and processes, financial operating and administrative systems and controls in an efficient manner. We plan to continue to improve our information technology systems and underlying business processes, which will require significant management time, support and cost. Moreover, there are inherent risks associated with implementing new systems that may affect our ability to manage our data. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions, which makes our ability to forecast and effectively control our operating expenses more challenging. For example, as part of our effort to improve efficiencies throughout our worldwide organization, we have begun the implementation of a new integrated financial information system. Implementation of certain financial accounting processes was completed in the third quarter of 2014. The second phase of the implementation is expected to be completed in 2015.  The successful conversion from our legacy financial systems to a new integrated financial information system entails a number of risks due to the complexity of the conversion and implementation process. There can be no assurance that the conversion to, and the implementation of, the new financial information system will not impede our ability to receive and process orders and accurately and timely prepare, analyze and report the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In the three months ended September 30, 2014 and 2013, international revenues represented 57% and 54% of our total revenues, respectively. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

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

—

recent economic sanctions imposed, and the potential for additional economic sanctions, by the European Union and the U.S. on Russia and certain individuals and entities in Russia, as well as Russia’s potential response to such sanctions, some of which may affect our ability to sell or import our products to Russia;

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

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, we increased operating income by $3.7 million and $2.3 million in fiscal year 2012 and 2013, respectively, and by $0.8 million in the nine months ended September 30, 2014. For further information on our hedging program, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

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

Cyber attacks on our networks, actual or perceived security vulnerabilities in our products and services, and loss of critical data and proprietary information could have a material adverse impact on our business and results of operations.

Our products, services, network systems, and servers all may store, process or transmit proprietary information and sensitive or confidential data, including valuable intellectual property and personal information, of ours and of our employees, customers and other third parties. Our customers rely on our technologies for the secure transmission of information in the conduct of their business.  We are also subject to existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, privacy and data protection worldwide.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems such as ours, and those of customers, third-parties contractors and vendors, and some of those attempts may be successful. We are not immune to these types of intrusions.  Although we take cybersecurity seriously and devote significant resources and deploy protective network security tools and devices, data encryption and other security measures to prevent unwanted intrusions and to protect our systems, products and data, we have and will continue to experience cyber attacks of varying degrees in the conduct of our business.  As a result, our network may be subject to unauthorized access, viruses, embedded malware and other malicious software programs.  Such intrusions could result in, for example, unauthorized access to or disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems, the theft of sensitive or confidential data including intellectual property and business and personal information, system disruptions, access to our financial reporting systems, operational interruptions, product or shipment disruptions or delays, and delays in or cessation of the services we offer.

Any such breaches or unauthorized access to our networks or to our products or services could ultimately result in significant legal and financial exposure, litigation, regulatory and enforcement action, and loss of valuable company intellectual property.  Such breaches could also cause damage to our reputation, impact the market’s perception of us and of the products and services that we offer, and cause an overall loss of confidence in the security of our products and services, resulting in a potentially material adverse effect on our business, revenues and results of operations, as well as customer attrition.

In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology (IT) tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could be significant.  Further, due to the growing sophistication of the techniques used to obtain unauthorized access to or to sabotage networks and systems, which change frequently and often are not detected immediately by existing antivirus and other detection tools, we may be unable to anticipate these techniques or to implement adequate preventative measures.  We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate such cyber attacks or security breaches.

Other risks that may result from interruptions to our business due to cyber attacks are discussed in the risk factor entitled “Business interruptions could adversely affect our operations.”

We have outstanding borrowings under our credit facility, and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of September 30, 2014, we had $243.8 million in term loans outstanding under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

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

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities, and in some cases, we have received additional tax assessments. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We may underestimate the outcome of such examinations which, if significant, would have a material adverse effect on our results of operations and financial condition..

Business interruptions could adversely affect our operations.

Our operations are vulnerable to interruption by fire, earthquake, or other natural disaster, quarantines or other disruptions associated with infectious diseases, national catastrophe, terrorist activities, war, ongoing disturbances in the Middle East, an attack on Israel, disruptions in our computing and communications infrastructure due to power loss, telecommunications failure, human error, physical or electronic security breaches and computer viruses (which could leave us vulnerable to the loss of our intellectual property or the confidential information of our customers, disruption of our business activities and potential litigation), and other events beyond our control. We have a business continuity program that is based on enterprise risk assessment which addresses the impact of natural, technological, man-made and geopolitical disasters on our critical business functions. This plan helps facilitate the continuation of critical business activities in the event of a disaster but may not prove to be sufficient. In addition, our business interruption insurance may not be sufficient to compensate us for losses that may occur, and any losses or damages incurred by us could have a material adverse effect on our business and results of operations. Further, given our linearity, any interruption of our business, business processes or systems late in a fiscal quarter could potentially negatively impact our financial results or financial reporting for such period.

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

Over the past few years, we have made significant investments in EMEA and APAC to expand our business in these regions. In EMEA and APAC, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, APAC and other international regions grow as a percentage of our revenues, accounts receivable balances increase and our days-sales-outstanding decrease. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. Either a delay in collections or bankruptcy would harm our cash flow and accounts receivable day’s outstanding performance.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the nine months ended September 30, 2014.

Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the stock purchase activity during the three months ended September 30, 2014:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
7/1/14 to 7/31/14	304	$13.08	—	$200,000,000
8/1/14 to 8/31/14	2,078,637	$12.90	1,939,367	$175,000,000
9/1/14 to 9/30/14	43	$13.33	—	$175,000,000
Total	2,078,984	$12.90	1,939,367

(1)	Includes 139,617 shares repurchased in July through September 2014 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In July 2014, we announced that our Board of Directors had approved a new share repurchase plan (“the 2014 share repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. We expect to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations. As of September 30, 2014, we had a remaining authorization to purchase up to an additional $175.0 million of shares in the open market under the 2014 repurchase plan.. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit No.	Description
10.1*

Form of Amended Change of Control Severance Agreement (which is incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2014 (No. 000-27978)).

10.2*

Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective July 30, 2014 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2014 (No. 000-27978)).

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

Dated: October 30, 2014

POLYCOM, INC.
/s/ PETER A. LEAV
Peter A. Leav
President and Chief Executive Officer (Principal Executive Officer)
/s/ LAURA J. DURR
Laura J. Durr
Executive Vice President, Chief Accounting Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.1*

Form of Amended Change of Control Severance Agreement (which is incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2014 (No. 000-27978)).

10.2*

Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective July 30, 2014 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2014 (No. 000-27978)).

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