Form 10-K
period 2014-12-31
POLYCOM INC
filed 2015-02-20
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No   ☒

As of June 30, 2014, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2014, was approximately $1,707,320,546. Shares of common stock held by each executive officer and director have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

134,181,190 shares of the Registrant’s common stock were outstanding as of February 13, 2015.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a global leader in collaboration solutions that help organizations unleash the power of human collaboration. More than 415,000 companies and institutions worldwide defy distance with secure video, voice and content solutions from Polycom to increase productivity, speed time to market, provide better customer service, expand education and save lives.  Polycom and its global partner ecosystem provide flexible collaboration solutions for any environment that deliver a high-quality user experience, enterprise grade solutions, a broad multi-vendor interoperability/integration and customer choice. We offer open, standards-based solutions for voice, video and content sharing and a comprehensive line of support and service solutions to ensure customer success. Our solutions are powered by the Polycom® RealPresence® Platform, a flexible and comprehensive infrastructure offering with broad application programming interfaces (“APIs”) that can be deployed via software and/or hardware, on-premises or in the cloud, or in hybrid implementations. The RealPresence Platform interoperates with a broad set of communication, business, mobile, cloud applications and devices to deliver secure face-to-face collaboration across different environments. With RealPresence collaboration solutions, from infrastructure to endpoints for all environments, people all over the world can connect and collaborate naturally without being in the same physical location. Individuals and teams can communicate and collaborate with High Definition (“HD”)  voice, video and content experiences from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare applications and RealPresence Video Protect 500 solutions for government agencies and judicial applications. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through improved collaboration, Polycom enables teams to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

Our vision is to unleash the power of human collaboration. To achieve this vision, our strategy is to make collaboration simple to use and available to everyone through open, standards-based technology delivered through private and public clouds that connect people securely across almost any network, protocol, application, or device they want to use. Historically, our focus has been premises-based hardware solutions for the enterprise and public sector, targeted at vertical markets including finance, manufacturing, government, education and healthcare. We believe this continues to be a growth opportunity for us as more and more organizations are recognizing the mission-critical business benefits of collaboration. In addition, in response to emerging market trends and the network effect driven by business-to-business adoption of unified communications and collaboration (“UC&C”) solutions, we continue to expand our focus to newly emerging markets such as mobile collaboration, browser-based business-to-business (“B2B”) and business-to-consumer (“B2C”) connectivity, and enabling software and cloud-based delivery for enterprise customers, small and medium businesses (“SMBs”), and service and solutions providers offering video collaboration-as-a-service.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability and fulfillment agility.

We believe important drivers for the adoption of collaboration solutions include:

•	growth of video as a preferred method of communication;
•	increasing presence of video on desktop and laptop devices;
•	growth of video-capable mobile devices (including tablets and smartphones);
•	growth of Skype for Business (formerly Microsoft® Lync®) in the corporate environment and the resulting impact on sales of Polycom’s Skype for Business-compactible voice and video devices;
•	expansion of business applications with integrated web-based video and content collaboration;
•	virtualization and the move to private, public, and hybrid clouds;
•	adoption of UC&C by SMBs;
•	growth of the number of teleworkers globally;
•	new pricing models and options for video delivery, including subscription-based software pricing and as-a-service offerings;
•	emergence of Bring Your Own Device (“BYOD”) programs in businesses of all sizes, across all regions;

•	demand for UC&C solutions for B2B and B2C communications and the move of consumer applications (“Bring Your Own Apps”) into the business space; and
•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing voice, video and content collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, open support of standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities.

Available Information

We were incorporated in December 1990 in the State of Delaware and are listed on the NASDAQ Global Select Market under the ticker symbol “PLCM”. Our headquarters are located at 6001 America Center Drive, San Jose, California, 95002. Our telephone number at this location is (408) 586-6000 and our web address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available free of charge on our website under “Company > Investor Relations > SEC Filings,” as soon as reasonably practicable after such material is filed electronically with, or furnished to, the United States Securities and Exchange Commission (“SEC”). Information on the website does not constitute a part of this Annual Report on Form 10-K. The SEC also maintains a website (www.sec.gov) that contains reports, proxy, and information statements and other information regarding Polycom and our business that we file electronically with the SEC. The public may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC, 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Polycom and the Polycom logo are registered trademarks of Polycom, Inc. This Annual Report on Form 10-K also includes other trade names, trademarks, and service marks of ours and of other companies.

PRODUCTS AND SERVICES

Our video, voice and content-management and content-sharing solutions include immersive telepresence and conference room systems, home/work office solutions, applications for mobile devices, browser-based video collaboration, cloud-delivered services, as well as industry-specific solutions, such as specialized video carts and solutions for healthcare, education and manufacturing. We also provide the infrastructure platform that powers these solutions and the comprehensive services to support them, spanning evaluation to deployment and adoption to ongoing operations.

Our products and solutions are categorized as follows:

●

UC Group Systems, which includes immersive telepresence, group video and group voice systems. Inclusive of the related services components, UC Group Systems revenues comprised 64% of our total revenues in 2014, 66% of our total revenues in 2013, and 69% of our total revenues in 2012.

●

UC Platform, which includes universal collaboration servers, virtualization management (distributed media optimization), resource management, recording and streaming, open API’s and remote access technologies that constitute the RealPresence Platform. Inclusive of the related services components, UC Platform revenues comprised 18% of our total revenues in each of the years 2014, 2013 and 2012.

●

UC Personal Devices, which includes desktop video devices and desktop voice products. Inclusive of the related services components, UC Personal Devices revenues comprised 18% of our total revenues in 2014, 16% of our total revenues in 2013, and 13% of our total revenues in 2012.

UC Group Systems

Our UC group systems offer customers a unified, end-to-end communication capability that enables geographically dispersed individuals to communicate as naturally as if they were in the same room.

The Polycom® RealPresence® Immersive StudioTM system for immersive collaboration, Polycom® Halo® services, Polycom® Open Telepresence Experience® (OTX®) suite, RealPresence Group Series solution, and Polycom® HDX® personal and room-based video solutions comprise a portfolio of high-performance, cost-effective, and easy-to-use room and immersive telepresence video conferencing systems. Customers have multiple options to incorporate HD data sharing and collaboration into a video conference. The Polycom® People+Content™ family of peripherals allows users of RealPresence Group Series, HDX, RealPresence Desktop, and RealPresence Mobile products to more easily incorporate content, documents, and audiovisual effects into their video conferencing sessions. The user experience for any Polycom customer is enhanced when users choose to deploy intelligent accessories, including the Polycom® EagleEye™ Director camera, which changes the face of group video communications by enabling close-up views of every speaker in a video conference, regardless of their location or the number of people in the room, with automated and directed camera pan, tilt and zoom; the Polycom® EagleEyeTM Producer technology which dynamically frames all participants in the meeting and reports valuable data on the quantity of participants in each room; the Polycom® UC BoardTM and Polycom® VisualBoardTM technologies, which seamlessly integrates white boarding into any video collaboration meeting; and Polycom® Touch Control device, which eliminates the need for a remote control with a graphical touch interface that simplifies content capture and sharing.

We offer a range of UC group devices specifically optimized for the Skype for Business environment. The Polycom® CX8000 solution is a video conferencing room system for Skype for Business that includes presence, contact search, instant messaging, HD video conferencing, HD audio, virtual white boarding, touch display-powered presentations, application sharing, editing on shared documents, and more. Tight integration with Microsoft Outlook helps users, both in the meeting room and remote participants, start and manage meetings more efficiently. The CX8000 room system for Skype for Business includes several features that help users take advantage of Skype for Business, such as built-in multiparty video and a better overall audio and video experience that leverages the open standards-based scalable video coding (SVC) implementation. The Polycom® CX3000 IP conference phone is optimized for Skype for Business and features embedded Skype for Business software, delivering a familiar user interface and functionality for conference call participants. The Polycom® CX5100 and CX5500 systems are the industry’s only Skype for Business -qualified 360-degree, panoramic 1080p HD video collaboration camera and phone combination that delivers a center-of-the-table experience and Polycom® HD VoiceTM technology. The CX5100 system can be used in conjunction with the CX8000 solution, as well as with computers through a USB connection. We now offer more than 40 solutions that integrate with Skype for Business, so Microsoft users can click a name on a Skype for Business contact list and instantly begin collaborating face-to-face via RealPresence video. The RealPresence Platform is the only video infrastructure qualified on Skype for Business and through the Polycom® RealConnectTM technology, the platform enables customers with Skype for Business clients, Polycom-certified Skype for Business products, Polycom endpoints, and even competitive endpoints that support the H.264 standard to all connect together and share/receive content in multi-point calls while maintaining their full, native audio, video and content sharing experiences.

Our packaged solutions include RealPresence Group Series codecs and provide full video collaboration benefits in simple, turn-key offerings that can be leveraged for both horizontal and vertical use cases, including Healthcare (RealPresence® Practitioner Cart® 8000), Education (RealPresence® EduCartTM 500), Judicial (RealPresenceVideo Protect 500), and Manufacturing (RealPresence® Utility Cart 500).

Complementing our video offerings, we provide conference phones that can integrate with our video solutions or be used independently to conduct high-quality, effective voice conference calls. Our conference phone offerings include Polycom® VoiceStation® conference phones for smaller rooms, Polycom® SoundStation® conference phones for midsize rooms, and Polycom® SoundStation® IP conference phones for conference room solutions using Voice-over IP (“VoIP”) telephony networks. Polycom® SoundStation® Duo is an analog/IP hybrid conference phone for mid-size conference rooms for companies of all sizes that we believe is ideal for organizations planning the transition to IP and looking to invest today in a future-ready solution.  Because our VoIP conference phones are standards based and are based on the session initiated protocol (“SIP”) protocol, they are interoperable across most UC environments, including Microsoft, Cisco, BroadSoft, Genband, Avaya and Unify.

UC Platform

The RealPresence Platform is our comprehensive infrastructure offering for universal video collaboration, powering Polycom’s HD video solutions. With broad set of API’s and flexible deployment options that include software or hardware, on-premises or in the cloud, or in hybrid implementations, the RealPresence Platform, brings people face-to-face from anywhere and creates seamless UC environments and collaboration experiences that incorporate HD video, voice and content collaboration, instant messaging, calendaring and e-mailing. In addition, the open standards-based RealPresence Platform helps ensure the interoperability of hundreds of business applications and helps protect customer investments through compatibility with existing and future systems. The RealPresence Platform can be purchased in any combination of hardware appliances, perpetual license software appliances (RealPresence® Virtual Editions), and subscription-based software for virtual machines (Polycom® RealPresence OneTM solution). The Polycom components that make up the RealPresence Platform include:

●

Polycom® RealPresence® Collaboration Server (RMX®  and RealPresence Collaboration Server, Virtual Edition) The RealPresence Collaboration Server provides universal video collaboration, or bridging. Universal video collaboration enables multipoint video, voice, and content collaboration regardless of network, protocol, or device. The RealPresence Collaboration Servers can be sized to fit the needs of small, medium, or large organizations, supporting the collaboration needs of all customers.

●

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
●

Polycom® RealPresence® Virtualization Manager (RealPresence® Distributed Media Application (DMA®) and RealPresence Virtualization Manager, Virtual Edition). The RealPresence Virtualization Manager system is a network-based virtualization application for managing and distributing calls across collaboration networks. With no single point of failure, the RealPresence Virtualization Manager provides reliability and super-cluster configurations for mission-critical communications. It also provides a single unified dialing plan for video and voice applications across multiple vendors. Virtualization management brings massive scale, redundancy, and resiliency to the video network. Supporting up to 25,000 concurrent calls and 75,000 devices, the RealPresence Virtualization Manager system provides advanced routing algorithms to maximize resource utilization and dynamically distribute calls based on priority, bandwidth, and class of service.

●

Polycom® RealPresence® Access DirectorTM and RealPresence Access Director, Virtual Edition. The RealPresence Access Director solution makes it easier for users, inside or outside a company’s firewall, to video conference safely with anyone in the organization, whether they are in a secure environment at the office or an unsecure environment at home or in a hotel, bringing highly scalable conferencing to applications such as B2B, B2C, and intra-company collaboration, whether using H.323 or SIP devices.

●

Polycom Video Content Management Solutions. Our video content management solutions provide secure video capture, management, administration, and delivery. Solutions include the Polycom® RealPresence® Media Manager, the Polycom® RSSTM 4000 recording and streaming server, the Polycom® RealPresence® Capture Server, the Polycom® RealPresence® Capture Station Pro, the Polycom® RealPresence® Capture Station Portable Pro, and the Polycom® RealPresence® Broadcast Producer.

●

Polycom® RealPresence® Content Sharing Suite.  Integrates with the RealPresence Platform ( RealPresence DMA, RealPresence Collaboration Server, and RealPresence Access Director) to enable scalable HD video collaboration that includes content sharing between Skype for Business desktop as well as standards-based video systems.

●

Polycom® RealPresence® One. A comprehensive offering including all RealPresence Platform software and support services for voice, video and content collaboration, sold by subscription for virtual deployments.  The RealPresence One solution also includes our software solutions for personal video collaboration, such as RealPresence Mobile and RealPresence Desktop software, and the Polycom® RealPresence® Websuite (formerly “RealPresence CloudAXIS Suite”).

UC Personal Devices

Our UC personal devices extend clear, HD voice, video, and content to desktops, home offices, mobile users, and branch sites—virtually anywhere.

Organizations use our personal video solutions in an expanding range of use cases. The HDX 4000 series delivers a premier personal video collaboration experience, with HD video, voice, and content-sharing housed in a compact and stylish design. The RealPresence Desktop solution brings simple, effective, standards-based desktop conferencing to any PC and can be purchased as individual licenses. In addition, the RealPresence Desktop client can effortlessly pair with the RealPresence Group Series systems using Polycom® SmartPairing™ technology to enrich the collaboration experience with extended content sharing from the PC and an improved user experience managed from the computer. As part of our UC platform product line, the RealPresence Desktop client is a standards-based desktop video conferencing solution, supporting both PCs and Macs that is centrally deployed via the RealPresence Resource Manager.

The Polycom® VVX® business media phones combine advanced telephony, one-touch video, and integrated business applications into a life-like experience for the desktop. This portfolio of devices includes the VVX1500 executive phone, the VVX600 premium phone for managers and administration staff, the VVX500 performance phone for knowledge professionals, the VVX410/400 mid-range, the VVX 310/300 entry-level, VVX Expansion Modules for administrators, and the VVX USB Camera accessory to instantly turn the VVX 500/600 into a video phone. These UC devices are equipped with all of the capabilities of a full-featured Polycom® SoundPoint® IP conference phone, including multiple lines, Polycom® HD Voice™ technology, and a host of rich telephony functions. The VVX business media phones are Skype for Business-qualified and feature Microsoft Outlook and Calendar integration, web-based provisioning, USB expansion ports and an open application development environment to allow third-party development of interoperable applications.

The SoundPoint conference phone series of standards-based SIP desktop devices provides superior audio quality and rich features to address the desktop communications requirements of businesses. The complete SoundPoint product line is based on a common software architecture to ensure compatibility for all devices with our VoIP solution partners. The VoIP ecosystem includes call management suppliers for on-premises call servers and soft-switches for network-based call server platforms. Through our VoIP

Interoperability Partner (“VIP”) program, we have established relationships with approximately 30 technology partners for VoIP call managers to collaborate in the development, marketing, and distribution of Polycom’s VoIP products.

In partnership with Microsoft, we jointly developed a family of devices optimized for use with Skype for Business. These natively integrated UC devices deliver rich presence, HD voice, and plug-and-play functionality, and in conjunction with the Skype for Business solution, provide an attractive value proposition for private branch exchange (“PBX”) replacement. Further, a wide range of USB and IP devices deliver a Microsoft UC experience and are easy to deploy, use, and manage. Our standards-based SIP voice solutions are also now interoperable with Skype for Business, we believe providing greater choice and flexibility to customers as they update or transition their call management solutions.

Mobile UC Solutions

We also provide enterprise-grade video collaboration and content sharing on a wide variety of mobile devices, with up to 720p HD video. The RealPresence Mobile application, a free-to-download software solution, extends our HD video collaboration technology, built on the RealPresence Platform, beyond the office and conference room to more than 15 Apple OS X and Android powered smartphones and tablets. Polycom supports key collaboration features on mobile devices such as content sharing, far-end camera control, and SmartPairing technology, which lets users control video meetings with their tablets and transfer a live video call from tablet to big screen with the swipe of a finger as well as share content stored on the device or pulled from the Web or even the user’s cloud storage location. In addition, the tablet can be used as an electronic whiteboard as well as for annotation on other content sources – all available for view on the far side if desired. We believe our support for the BYOD trend is driving a network effect for users and businesses by enabling mobile devices to connect with each other, as well as with other standards-based video systems and applications. Throughout 2015, we expect our UC mobility solutions to be deployed on an even broader range of networks and devices to further expand the options for anywhere/anytime video collaboration.

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

Browser-based Collaboration

The RealPresence Websuite is a software-based extension to the RealPresence Platform that is designed to enable businesses to leverage the massive availability of Web browsers for rich collaboration with other businesses—or individuals—easily and securely, independent of application, system, or device. The RealPresence Websuite extends secure Polycom video collaboration to anyone with a browser and camera on their smartphone, tablet, or PC.  With simple click-to-connect convenience, you can have secure enterprise-grade video conferences, including content collaboration, with mobile, desktop, room and immersive telepresence participants, inside or outside the firewall by sending a URL link in an instant message (IM), email or calendar invitation.

Standards and Interoperability

We develop open standards-based products that are interoperable in multi-vendor environments and made broadly accessible via our API’s and standards-based interoperability. Standards-based means built upon publicly available and broadly accepted industry standards, and open means non-proprietary software designed for equal accessibility by partners and third-party developers, including our competitors. We promote the development and deployment of open standards because we believe this is the most effective way to establish broad interoperability in a complex multi-vendor ecosystem of unified communications. This approach not only drives a “network effect” of connectivity, but also provides our customers with the flexibility to choose best-of-breed solutions with the assurance that the solutions will work together.

We actively participate in several standards development organizations (including the IEEE, IETF, and the ITU-T) in order to develop new open standards for the industry (such as standards for HD video, content sharing, and HD audio). We also have joined with both partners and competitors in many industry forums and consortiums that focus on interoperability, including the International Multimedia Teleconferencing Consortium (“IMTC”), Open Visual Communications ConsortiumTM (OVCCTM) and SIP Forum. We are founding members or board members of several of these organizations and are active in leading the development of standards and protocols intended to drive interoperability for the greater good of the industry and our customers.

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

Microsoft was an early adopter of this open standards-based SVC technology. We believe the licensing of H.264 SVC provides a foundation that will allow the industry to deliver the type of seamless interoperability for which our joint customers are asking.

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

Services

We offer a full range of support, professional, hosted and managed services solutions to customers on a global basis. These services are made available through our worldwide channel partner network and from Polycom directly. Services revenues comprised 29% of our total revenues in 2014 as compared to 28% in 2013 and 25% in 2012.

We believe that service and support are critical components of customer success and create a platform for expanded and long-term customer relationships.   Our strategy and portfolio reflects the industry defined full-lifecycle service flow from first deployment to technology refresh, starting from needs analysis, planning and design; to deployment services, such as Skype for Business and IBM Sametime integration; to a portfolio of support services to meet each customer’s business needs.  We also offer optimization services that help customers make the most of their investment in our hardware, software and services collaboration solutions and managed services that assist in the monitoring, management and maintenance of these solutions. Customers and partners can also leverage training and certification programs delivered through Polycom University.  By engaging at all points in this process, Polycom and our partners help customers better understand business use cases, and evaluate and ensure environmental and user population readiness; create solutions that address each customer’s unique requirements and integrate seamlessly into the existing collaboration environment, business processes and workflows; and continue to support each customer as they operate and optimize collaboration capability and drive utilization and adoption.

Our customer service and support offerings accelerate and maximize our customer’s return on investment in our solutions. In addition to warranty support for our product lines covering hardware, software media and repaired parts, our support, professional and managed services are available through our worldwide partner network.  Partners can resell Polycom branded service offerings or can be certified to deliver our service offerings under their own brand. We may also provide services directly to some customers. Our community of certified partners is backed by our delivery infrastructure, which is made up of more than 100 learning centers, technical support centers, call centers and parts warehouse locations around the world. We also offer an online support portal for customers and a support community where customers can share information and access support 24 hours a day.

Polycom University continues to build proficiency in collaboration technology for partner and customer users with communications and network experts who deliver a broad range of programs and courses. Content is delivered in a classroom setting with a remote instructor or through self-paced programs and can be customized to meet the unique needs of the customer or partner.

Professional Services

We offer a variety of professional services solutions including assessments, implementation services, network consulting services, usage and adoption services, analytics services, optimization services, development consulting services for APIs, and advanced project management services. As our customers increasingly seek to leverage our knowledge and experience to ensure their successful deployments, Polycom has responded by enhancing our Adoption Consulting service and related tools and extending the availability of the analytics and benchmarking reports to a wider audience.  Our strategy is to deliver services, together with our partners, that enhance the scalability, reliability and security of a video collaboration solution, tightly and efficiently integrating in a complex multi-vendor UC&C environment.

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

Customer Support and Maintenance

For the ongoing support of end-user customers, we provide maintenance services that include telephone support, software upgrades and updates, parts exchange, on-site assistance, and direct access to support engineers for real-time troubleshooting. These support services comprise the majority of our services revenue and are driven by both attach rates of maintenance agreements on new product sales, as well as the renewal of existing maintenance agreements. Enhanced Support services are also available that provide faster response times in over 20 cities worldwide for more mission-critical RealPresence Platform deployments. Solution-focused support is available through Advantage support and our proactive Elite Services. We also offer installation and implementation services and a broad range of training to ensure effective usage and operation of products with training facilities worldwide.

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

To help partners and customers get answers to questions and resolve issues faster, we offer the support.polycom.com website, our online support portal for customers that includes the ability to open, track, and update service requests online 24x7, request and track Return Material Authorizations, query bulk contract entitlement status, and view contract and warranty status. The portal also offers a proactive support notification to which customers and partners may subscribe. We also provide ASK Polycom, a community based information sharing platform that is growing in both content and usefulness.  Over the past year, we continued to aggressively manage the inventory of our spare parts depots across warehouses worldwide to provide better service to customers across the globe.  Support services are flexible and available for every Polycom solution deployed in IP, legacy, or mixed-network environments.

Managed Services

As part of our commitment to full-lifecycle service, we have a full suite of Managed Services, targeted specifically toward customers who require the highest level of availability and uptime but who lack internal skills or operational resources. Customers who want increased availability, greater operational effectiveness and who seek to leverage the experience and expertise Polycom has built over the years can take advantage of our Managed Services offerings. Our Managed Services portfolio offers monitoring, management, optimization, hosting and transformational options that help our customers address evolving user requirements more quickly, reduce their cost of ownership and operational expenses while increasing overall solution quality, and allow us to engage more deeply and consultatively in daily operations.

Service Partners

RealPresence Service Specialization is an enhanced certification program which certifies our service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center systems and support, and training in our solutions and IP networking.  Partners with the RealPresence Services Specialization achieve and maintain a sustainable service business in a changing environment where customers increasingly require focused technical expertise. We and our RealPresence Service Specialized partners jointly offer maintenance and diagnostic services and support. In addition to the specialization which enables partners to provide post-sales support for the RealPresence Platform, Polycom has formal programs which enable partners to provide implementation services for the RealPresence Platform, post-sales support of our RealPresence Immersive solutions and a program to help partners achieve and maintain a sustainable service business inclusive of integrated business processes and applications that leverage Polycom RealPresence standards-based solutions in Microsoft environments.  In the past year, Polycom has added training and enablement focus on virtualized server environments to help our partners as we extend our solutions into the software space.  Our Services Specializations are integrated into our global, award-winning Choice Partner Program and enable Polycom end-user customers to identify specialized service providers that meet a high level of service readiness, competency and capacity for maintaining Polycom RealPresence solutions. This past year, Polycom introduced RealPresence Cloud Video Meeting Services, a wholesale, cloud-based, low-touch white-label Video-as-a-Service (“VaaS”) solution to select partners in North America.  This solution, operated by Polycom and branded and sold by partners, gives qualified partners a simple and easy way to enter the cloud video market.

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

We focus our sales efforts in regions of the world where customers are investing significantly in collaborative communications solutions. Based on the global nature of this customer demand, our sales and service staff and our channel footprint exist in all major global regions. We conduct and manage our business in three geographic theatres: (1) the Americas (“Americas”), which consists of North America and Caribbean and Latin America (“CALA”); (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and in Note 20 of the Notes to Consolidated Financial Statements for a summary of the financial information of our segments. We have product distribution centers in each theater to best serve our global customer base.

A substantial majority of our revenue is from value-added resellers, distributors, and service providers. In 2014, 2013 and 2012, one channel partner, ScanSource Communications, accounted for 17%, 16% and 14% of our total net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

We have also created Polycom Capital, which offers comprehensive and flexible partner and customer financing options. We leverage global capabilities of third party financing partners to provide customer lease financing solutions. In addition, through an arrangement with its third party financing partners, we offer our channel partners access to working capital aimed at lessening the burden of inventory carrying costs during customer implementations.

We typically ship products within a short time after we receive an order and, therefore, backlog is not necessarily a good indicator of future revenues. We include in backlog open product orders for which we expect to ship or services for which we expect to bill and record revenue in the following quarter. Once billed, any unearned service revenue is included in deferred revenue. At December 31, 2014 and 2013, our order backlog was $95.8 million and $72.1 million, respectively. The year-over-year increase in backlog is primarily due to a change in timing of ordering from our distribution partners which provides us greater lead times and the ability to plan our inventory purchases.  Such orders are subject to change or cancellation prior to shipment.  Historically, the sale of some of our products has experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first and third quarters.  The risks associated with the seasonality of our sales are more fully discussed in the section entitled “Item 1A. Risk Factors” under the subheading entitled “We experience seasonal demand for our products and services, which may adversely impact our results of operations during certain periods.”

COMPETITION

We compete in the UC&C market with products and solutions that enable voice, video and content collaboration on-premises, across intranets, extranets, mobile devices, and the Internet via our customer premises-based RealPresence Platform, web-based social-collaboration business platforms, and video collaboration-as-a-service offerings delivered from the cloud. We compete with multiple competitors in each product line on a global basis. These competitors include but are not limited to Cisco Systems, Inc.,

Acano, Avaya Inc., Blue Jeans Networks, Inc., ClearOne Communications, Inc., Huawei Technologies Co., Ltd., Logitech International S.A./LifeSize, PexIP, Snom Technology Ag, Vidyo, Inc., Yamaha Corporation/Revolabs, Inc., Yealink, ZTE Corporation and others. In some cases, we also cooperate and partner with these companies in programs such as the Polycom Partner Network, as well as various industry initiatives. These initiatives include the UCIF and the OVCC, of which we were a founding member and which currently has over 20 global telecommunications service providers in its membership.

Our competitive landscape has evolved throughout 2014 and has been shaped by a number of significant forces including the global macroeconomic environment, customers reevaluating their overall UC information technology (IT) strategies, and the market’s continued move to cloud and software-based solutions. We believe our competitive landscape will continue to rapidly change in the future as we continue to expand into new markets for collaboration such as mobile, browser-based, and cloud-delivered collaboration offerings and as competitors consolidate, increase their corporate partnerships, evolve their strategies, develop new technologies, expand globally, and change their pricing strategies.

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

Our competitors have increasingly focused on developing software. Software platforms for UC Call Control, including Skype for Business and Cisco CUCM, and solutions built on virtual software instances, including Vidyo’s VidyoConferencing solution, LifeSize’s UVC Platform, and Blue Jeans Network’s cloud architecture, represent a software based delivery alternative for the industry. Additionally, these developments represent a new challenge as customers examine specific segments of their UC solution, such as video conferencing, as a part of their overall IT strategy.

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

We believe the principal competitive factors in the markets and categories in which we compete and may compete in the future include the ability to:

●	provide and sell a broad range of UC&C solutions and services, including mobile and cloud-based solutions, and our ability to bring new products to market on a timely basis;
●	competitively price our products and solutions;
●	provide competitive product performance;
●

compete successfully in multiple markets with differing requirements, including, but not limited to, the enterprise, SMB, mobile video, social video, browser-based video, subscription-based video delivered from the cloud and service provider markets;

●	introduce new products and solutions in a timely manner;
●	reduce production and service costs;
●	provide required functionality such as security, reliability and scalability;
●	ensure investment protection through broad interoperability and backwards and forwards compatibility with other UC&C systems and solutions;
●	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;
●	gain market presence and brand recognition;
●	extend credit to our partners;
●	conform to open standards;

●	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC&C solutions and mobility and consumer solutions; and
●	successfully address the transition in the market from point product to solution selling.

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

In January 2015, we announced several new solutions, which we believe demonstrate our industry thought leadership and underscore our ability to expand our market opportunity in the future. With the workplace rapidly evolving to include more open spaces and accommodate workers on the go, these latest innovations, which augment our portfolio with backward and forward compatibility, advance collaboration regardless of location or device and include the following:

●

The Polycom® EagleEye™ Producer is a camera innovation that advances facial recognition technology to create a more natural, production-like experience. It dynamically finds everyone in the discussion and automatically frames them for clear view—even when new people join or leave the room. When used with the RealPresence Group Series solutions and the RealPresence Resource Manager software, it reports valuable data, including the number of participants at the start of the meeting, the end of the meeting and the total time each attended, to help administrators with utilization planning.

●

Polycom® NoiseBlock™ technology, another industry first and new feature of the RealPresence Group Series and the RealPresence Collaboration Server solutions, automatically eliminates extraneous noises such as paper shuffling, crinkling food wrappers and keyboard typing from interrupting conversations.

●

Polycom® Acoustic Bubble™ technology, available in the RealPresence Desktop video collaboration software, automatically removes unwanted noise from a call, including background conversations, city street noise or other peripheral sounds.

●

In addition to NoiseBlock technology, the RealPresence Group Series solution now includes full HD multipoint enhancements and better interoperability with Skype for Business. These video collaboration solutions already delivered unique, true-to-life experiences with innovations like the VisualBoard and SmartPairing technologies. Polycom VisualBoard technology takes team collaboration one step further by allowing participants to share, update and create content using a PC, touchscreen or the UC Board system. With Polycom SmartPairing technology, the RealPresence Mobile application becomes the whiteboard, letting users share and annotate on documents stored locally or in the cloud. It can also transfer a call from a mobile device to a RealPresence Group Series product, letting users control the meeting right from their personal device.

●

The new Polycom® RealPresence® Video App Software Development Kit (SDK) allows partners and customers to incorporate Polycom voice, video and collaboration into core business processes and business applications organizations use the most, increasing overall productivity and unlocking new service delivery models. Since it interoperates with standards-based video endpoints and integrates with third-party UC platforms, it can meet the customization needs in any industry, from banking and hospitality to healthcare and more.

●

The RealPresence Platform is the first and only Microsoft-qualified video infrastructure for Skype for Business, enabling a seamless solution for connecting Skype for Business to non- Skype for Business environments. New enhancements also make it easier for IT administrators to more effectively manage collaboration across the enterprise, allowing for up to 50 percent more HD ports. In addition to gathering data from EagleEye Producer using RealPresence Resource Manager to track and report on the number of meeting participants in a conference room, it now also simplifies provisioning Polycom conference phones integrated with Cisco Unified Communications Manager call servers.

●

The Polycom® RealPresence® Platform Director solution gives administrators the ability to analyze data from across their UC investments with enhanced monitoring and graphical time-period reporting, allowing them to better manage feature licenses and allocate resources where needed. The RealPresence Access Director solution now supports network topologies for load balancing to help administrators optimize and better manage network and server resources, which ultimately helps improve the overall end user experience.

In addition, throughout 2014, we delivered new products and enhancements to existing products, including:

●	New versions of the RealPresenceOne software and subscription based infrastructure and the RealPresence Platform Virtual Editions, the virtual version of these infrastructure components;
●	A new RealPresence Immersive Studio system delivering a best-in-class immersive telepresence experience;
●	A new Eagle Eye IV camera, continuing to improve video quality and delivering a fully digital experience;
●	Further enhancements to the RealPresence Group Series room collaboration endpoints;
●	Further enhancements to the RealPresence Mobile and RealPresence Desktop software based collaboration endpoints;
●	Further enhancements to the RealPrescnse Collaboration Server, RealPresence DMA, RealPresence Access Director, and RealPresence Resource Manager solutions;
●	Enhancements to the Unified Computing System (“UCS”) software for our audio endpoints;
●	New CX5100 and CX5500 roundtable video and audio devices; and
●	The Polycom CX8000 Skype for Business Room System (LRS) collaboration suite.

Research and development expenses are expensed as incurred and totaled approximately $196.5 million in 2014, $216.0 million in 2013, and $208.5 million in 2012. Additionally, in 2014 and 2013, we capitalized approximately $5.1 million and $2.4 million, respectively, of development costs for internally developed software products to be marketed or sold to customers.  There were no such costs capitalized prior to 2013 as the software development costs qualifying for capitalization were not significant. We intend to continue to make investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

MANUFACTURING

We subcontract the manufacturing of most of our UC Group and UC Personal Device products to Celestica Inc. (“Celestica”), Askey Computer Corporation (“Askey”), Foxconn Technology Group (“Foxconn”) and VTech Holdings Ltd (“VTech”). These companies are all third-party electronic manufacturing service providers. We use Celestica’s facilities in Thailand and China, and Askey’s, Foxconn’s, and VTech’s facilities in China. At the conclusion of the manufacturing process, these products are distributed to channel partners and end users through warehouses located in Thailand, the Netherlands, and in the United States in Tracy, California, and in some cases, direct to channel partners. The key components of our UC Platform products are manufactured by third parties in China, Taiwan, and Israel. Final system assembly, testing and configuration is performed by Celestica China, Celestica Thailand, and Polycom Israel. These UC Platform products are distributed directly to end users from these manufacturing locations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. We currently have over 310 United States patents issued covering our products. The expiration of these patents range from 2015 to 2032. In addition, we currently have over 280 non-U.S. patents issued whose expirations range from 2015 to 2035. Finally, we have over 100 United States patent applications pending covering our conferencing and our network infrastructure products and over 190 non-U.S. patent applications pending. Polycom, RealPresence, SoundPoint, SoundStation, ViewStation, VoiceStation, ReadiManager, ViaVideo, VSX, QSX, QDX, RMX, HDX, DMA, E2BConnect, HALO, SoundStation product configuration, the Polycom Circles logo, Powered by Polycom, and others are registered trademarks of Polycom in the U.S. and/or various countries, and RealPresence Websuite, Constant Clarity, iPower, iPriority, HD Voice, Mobile Responder, PDS, PEC, PVE, ATX, and others are common law trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks (in common law countries) and/or maintain our registrations (in civil law countries) in connection with the products and services of Polycom.

We have licensing agreements with various suppliers for software incorporated into our products and certain of our products are developed and manufactured based largely or solely on third-party technology. These third-party software licenses and arrangements may not continue to be available to us on commercially reasonable or competitive terms, if at all. The termination or impairment of these licenses could result in delays or reductions in or the elimination of new product introductions or current product shipments until equivalent software can be developed, licensed and integrated, if at all possible, which could harm our business and results of operations. Similarly some of our products may include “open source” software. Our ability to commercialize products and technologies incorporating open source software may be restricted because, among other factors, open source license terms may be unclear and may result in unanticipated obligations regarding our product offerings. The risks associated with our intellectual property are more fully discussed in the section entitled “Item 1A. Risk Factors” under the subheading entitled “If we have insufficient proprietary rights or if we fail to protect those rights we have, our business could be materially impaired.”

ACQUISITIONS

We have completed a number of acquisitions during our operating history and believe that acquisitions, combined with return of capital, are important parts of an overall capital allocation strategy. During 2011, we completed three acquisitions, Accordent Technologies, Inc. (“Accordent”), a privately-held video content management and delivery solutions company, the assets of the Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo products and managed services business and ViVu, Inc. (“ViVu”), a privately-held video collaboration software company. In 2013, we acquired Sentri, Inc. (“Sentri”), a privately held services company with expertise in Microsoft technologies. We have included the financial results of these companies in our Consolidated Financial Statements from the respective dates of acquisition.

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

On December 4, 2012, we completed the disposition of the net assets of our enterprise wireless solutions business (the “EWS”) to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. We have included the results of operations of EWS in discontinued operations within our Consolidated Financial Statements for the year ended December 31, 2012 and prior.

EMPLOYEES

As of December 31, 2014, we employed a total of 3,525 persons, including 1,131 in sales, marketing and customer support, 1,126 in research and product development, 734 in manufacturing and services delivery, and 534 in general and administration. Of these, 1,963 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

We face intense competition in the Americas, EMEA, and APAC for our UC&C solutions, which can place pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems. Our other global competitors include Acano, Avaya Inc., Blue Jeans Network, ClearOne Communications, Inc., Huawei Technologies Co. Ltd., Logitech International S.A./LifeSize, PexIP AS, Snom Technology AG, Vidyo, Inc., Yamaha Corporation/Revolabs, Inc., Yealink, ZTE Corporation and others.

Our competitive landscape continues to rapidly evolve as we move into new markets for collaboration such as mobile, browser-based, and cloud-delivered collaboration offerings. Competitors in these markets also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures. We also compete with other offerings such as Cisco Systems’ Jabber and WebEx and Citrix Systems’ GoToMeeting with HD Faces. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities with which to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on sales and marketing, which would correspondingly have a negative impact on our revenues and operating margins.

Our principal competitive factors in the markets and categories in which we presently compete and may compete include the ability to:

●	provide and sell a broad range of UC&C solutions and services, including mobile and cloud-based solutions, and our ability to bring new products to market on a timely basis;
●	competitively price our products and solutions;
●	provide competitive product performance;
●

compete successfully in multiple markets with differing requirements, including, but not limited to, the enterprise, SMB, mobile video, social video, browser-based video, subscription-based video delivered from the cloud and service provider markets;

●	introduce new products and solutions in a timely manner;
●	reduce production and service costs;
●	provide required functionality such as security, reliability, and scalability;
●	ensure investment protection through broad interoperability and backwards- and forwards-compatibility with other UC&C systems and solutions;
●	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;
●	gain market presence and brand recognition;
●	extend credit to our partners;
●	conform to open standards;
●	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC&C solutions and mobility and consumer solutions; and
●	successfully address the transition in the market from point product to solution selling.

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

Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition, which could adversely affect our business and future results of operations.

Strategic partnerships and acquisitions are being formed and announced by our competitors on a regular basis, which increases competition and often results in increased downward pressure on our product prices. For instance, since Cisco Systems acquired Tandberg ASA, previously our largest independent competitor, we have had to compete with a larger combined company with significantly greater financial and sales and marketing resources, an extensive channel network and an expanded video communications solutions product line. This product line is often sold in conjunction with Cisco Systems’ proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco Systems may use its dominance in network equipment to foreclose competition in the UC&C solutions market. Cisco Systems may also preclude our competitive products from being fully interoperable with Cisco Systems endpoints, video infrastructure and/or network products. These consolidations and partnerships have resulted in increased competition and pricing pressure, as the newly-combined entities have greater financial resources, deeper mass market sales channels and greater pricing flexibility than we do. Acquisitions or partnerships made by one of our strategic partners could also limit the potential contribution of our strategic relationships to our business and restrict our ability to form strategic relationships with these companies in the future and, as a result, harm our business. Rumored or actual consolidation of our partners and competitors will likely cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

Global economic conditions have adversely affected our business in the past and could adversely affect our revenues and harm our business in the future.

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. Adverse changes in general global economic conditions can result in reductions in capital expenditures by end-user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery and European and domestic debt and budget issues, continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. For example, we have seen weakening demand and longer sales cycles in the public sector, which includes federal, state and local governments, as well as healthcare and education, which we believe were due in large part to budget constraints, as well as political issues. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. Further, we have seen slower growth compared to prior years in China, Brazil, and other growth markets, which we believe is due in part to macro-economic factors.  Global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

●

fluctuations in demand for our products and services, in part due to uncertain global economic conditions and increased competition, as well as transitions in the markets in which we sell products and services;

●	our ability to execute on our strategic and operating plans;
●	slowing sales or variations in sales rates by our channel partners to their customers;
●

changes to our channel partner programs, contracts and strategy that could result in a reduction in the number of channel partners, could adversely impact our revenues and gross margins as we realign our discount and rebate programs for our channels, or could cause more of our channel partners to add our competitors’ products to their portfolio;

●	the prices and performance of our products and those of our existing or potential new competitors;
●	the timing, size and mix of the orders for our products;
●	the level and mix of inventory that we hold to meet future demand;
●	changes to our global organization and retention of key personnel;
●

changes in effective tax rates which are difficult to predict due to, among other things, the timing and geographical mix of our earnings, the outcome of current or future tax audits and potential new rules and regulations;

●	changes in the underlying factors and assumptions used in determining stock-based compensation;
●	fluctuations in the level of international sales and our exposure to foreign currency fluctuations on both revenues and expenses;
●	dependence on component suppliers and third party manufacturers, which includes outside development manufacturers, and the associated manufacturing costs;

●	the impact of changing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins;
●	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;
●	the impact of seasonality on our various product lines and geographic regions; and
●	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

The success of our new products depends on several factors, including proper new product definition, product cost, infrastructure for services and cloud delivery, timely completion and introduction of new products, proper positioning and pricing of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and other products in our own portfolio, market acceptance of these products and the ability to sell our products to customers as comprehensive UC&C solutions. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support. As a result, it is possible that investments that we are making in developing new products and technologies may not yield the planned financial results.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, disruption to the business and additional organizational changes or restructuring actions and charges could occur. We have had turnover in a number of senior executive positions, including our chief executive officer, our chief financial officer and head of worldwide engineering. In December 2013, we appointed a new CEO, and in the second quarter of 2014, we appointed a new chief financial officer and a new head of worldwide engineering.  In addition, we recently appointed a new chief human resources officer and new heads of sales in APAC and EMEA. These transitions, along with the hiring of other new senior managers, may be disruptive to our business, and if we are unable to execute an orderly transition, our revenue, operating results and financial condition may be adversely impacted. Future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel.

We face risks related to our dependence on channel partners to sell our products.

Changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be adversely impacted.

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant. Further, from time to time, we may make changes to our channel partner contracts or realign our discount and rebate programs. These changes could upset our channel partners which could cause them to add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors’ products. Our channel partners may not be receptive to future changes, and we may not receive the positive benefits that we anticipate in making any program and contractual changes.

Our strategic partnerships with companies may not yield the desired results which could harm our business.

We are focusing on our strategic partnerships and alliances with Microsoft, AT&T, BroadSoft and IBM. Defining, managing and developing these partnerships is expensive and time-consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. For example, our key strategic relationship with Microsoft, in which we are jointly developing and marketing a UC&C solution that leverages the demand for Microsoft’s next generation UC server, could negatively impact our ability to compete effectively in the UC&C marketplace if we are unsuccessful. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

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

Conflicts between our channel partners and strategic partners could arise which could harm our business.

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

In addition, some of our products are reliant on strategic partnerships with call manager providers and wireless UC&C platform providers. These partnerships result in interoperable features between products to deliver a total solution to our mutual end-user customers. Competition with our partners in all of the markets in which we operate is likely to increase, which would adversely affect our revenues and could potentially strain our existing relationships with these companies.

We are subject to risks associated with our channel partners’ sales reporting, product inventories and product sell-through.

We sell a significant amount of our products to channel partners who maintain their own inventory of our products for sale to dealers and end-users. Our revenue forecasts associated with products stocked by some of our channel partners are based largely on end-user sales reports that our channel partners provide to us on a monthly basis. Even though we believe this data has been generally accurate, to the extent that this sales-out and channel inventory data is inaccurate or not received timely, our revenue forecasts for future periods may be less reliable. Further, if these channel partners are unable to sell an adequate amount of their inventory of our products in a given quarter or if channel partners decide to decrease their inventories for any reason, such as a recurrence of global economic uncertainty and downturn in technology spending, the volume of our sales to these channel partners and our revenues would be negatively affected. In addition, we also face the risk that some of our channel partners have inventory levels in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these channel partners for any reason, these channel partners may substantially decrease the amount of product they order from us in subsequent periods, or product returns may exceed historical or predicted levels, which would harm our business and create unexpected variations in our financial results.

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

We expect our channel partners to meet certain standards of conduct and to comply with applicable laws, such as global anticorruption laws. Noncompliance with standards or laws could harm our reputation and could result in harm to our business and results of operations in the event we were to become involved in an investigation due to noncompliance by a channel partner.

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

Sales of some of our products have experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first and third quarters. For example, the first quarter of the year is typically the least predictable quarter of the year for us and there is generally a slowdown for sales of our products in the European region in the third quarter of each year. Further, the timing of fiscal year ends for our government and enterprise customers may result in significant fluctuations from quarter to quarter. Seasonal fluctuations could negatively affect our business, which could cause our operating results and cash flows to fall short of anticipated results for such quarters.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. For instance, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the last four quarters, the percentage of our quarterly revenues that were recognized in the third month of the quarter ranged from approximately 46% to 54%. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In 2014, international revenues represented 58% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

●

adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in EMEA and the reduced government spending and elongated sales cycles we have seen in China;

●

information security, environmental and trade protection measures or sanctions and other legal and regulatory requirements, some of which may affect our ability to import our products, to export our products from, or sell our products in various countries;

●

recent economic sanctions imposed, and the potential for additional economic sanctions, by the European Union and the U.S. on Russia and certain individuals and entities in Russia, as well as Russia’s potential response to such sanctions, some of which may affect our ability to sell or import our products to Russia;

●

the impact of government-led initiatives to encourage the purchase of products from domestic vendors, as we have seen in China, which can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States;

●	compliance with global anticorruption laws;
●	foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;
●	unexpected changes in regulatory requirements and tariffs;
●	longer payment cycles;
●	cash repatriation restrictions;
●	potentially adverse tax consequences; and
●	the impact of instability in the Middle East or military action or other hostilities on foreign markets, such as the recent events in Russia and the Ukraine.

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

To date, a substantial majority of our international sales have been denominated in U.S. currency, however, we maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are primarily denominated in foreign currency with no offsetting revenues in those currencies except for the Euro and British Pound. As a result of these factors, we expect our business will be vulnerable to currency fluctuations, which could adversely impact our revenues and margins. We will continue to evaluate whether it is necessary to denominate sales in local currencies other than the Euro and the British Pound, depending on customer requirements.

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, we increased operating income by $2.3 million, $2.3 million and $3.7 million in fiscal year 2014, 2013 and 2012, respectively. For further information on our hedging program, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

Impairment of our goodwill or other assets would negatively affect our results of operations.

As of December 31, 2014, our goodwill was approximately $559.2 million and other purchased intangible assets were approximately $24.6 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We have no raw material supply commitments from our suppliers and generally purchase components on a purchase order basis either directly or through our contract manufacturers. Some of the components included in our products, such as microprocessors and other integrated circuits, have been subject to limited allocations by suppliers. Intellectual property infringement claims against component suppliers could also impact the availability of necessary components for our products.  Component manufacturers may also announce the end of production of certain components that we require for our products necessitating the redesign and end of life purchases on our part. In addition, companies with limited or uncertain financial resources manufacture some of these components. Further, we do not always have direct control over the supply chain, as many of our component parts are procured for us by our contract manufacturers. In the event that we, or our contract manufacturers, are unable to obtain sufficient supplies of components, develop alternative sources as needed, or companies with limited financial resources go out of business, our operating results could be seriously harmed. In addition, we may incur additional costs to resolve these supply shortages, which would negatively impact our gross margins.

We have strategic relationships with third parties to develop and manufacture certain products for us. The loss of any such strategic relationship due to competitive reasons, contractual disputes, litigation, the financial instability of a strategic partner or their inability to obtain any financing necessary to adequately fund their operations, could have a negative impact on our ability to produce and sell certain products and product lines and, consequently, would adversely affect our revenues and results of operations. For example, increasing labor costs in China has increased the risk of bankruptcy for suppliers with operations in China, as well as led to higher manufacturing costs for us and the need to identify alternate suppliers.  We are also dependent upon third parties to provide our managed services for our immersive telepresence products. Any disruption in our managed services for our customers may materially adversely affect our ability to sell our immersive telepresence products and impact our relationship with the end users.

Additionally, our RealPresence Group Series and Polycom HDX video solutions and network system products are designed based on digital signal processors and integrated circuits produced by Texas Instruments Incorporated, cameras produced by JVC and processors built by Broadcom Corporation. If we could no longer obtain integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we might not be successful in obtaining these components from alternative sources in a timely or cost-effective manner. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which would harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

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

If we experience disruptions or capacity constraints in air or ocean transportation, our business would be harmed.

We produce most of our subassemblies and finished goods for voice, video and network system products in China and Thailand, and we rely on third parties to transport these subassemblies and finished goods to our global distribution centers and final assembly sites.  The incapacitation of any of our freight providers, or any transportation interruption due to airline strikes, dock workers strikes or management lockouts, could negatively affect revenues in the quarter of the disruption or longer, depending on the magnitude of the event.

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

Our products, services, network systems, and servers may store, process or transmit proprietary information and sensitive or confidential data, including valuable intellectual property and personal information, of ours and of our employees, customers and other third parties.  Our customers rely on our technologies for the secure transmission of such sensitive and confidential information in the conduct of their business.  We are also subject to existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, privacy and data protection worldwide.

Although we take cybersecurity seriously and devote significant resources and deploy protective network security tools and devices, data encryption and other security measures to prevent unwanted intrusions and to protect our systems, products and data, we have and will continue to experience cyber attacks of varying degrees in the conduct of our business.  As a result, our network is subject to unauthorized access, viruses, embedded malware and other malicious software programs.  Such intrusions may result in unauthorized access to or disclosure, modification, misuse, loss, or destruction of company, customer, or other third party data or systems, the theft of sensitive or confidential data including intellectual property and business and personal information, system disruptions, access to our financial reporting systems, operational interruptions, product or shipment disruptions or delays, and delays in or cessation of the services we offer.

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

As of December 31, 2014, we had $242.2 million in term loans outstanding under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

●

require us to dedicate a significant portion of our cash flow to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

●	limit our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate;
●	limit, along with the restrictive covenants contained in the credit agreement, our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable;
●	place us at a competitive disadvantage to our competitors that have less debt; and
●	increase our vulnerability to adverse economic, financial, industry or competitive conditions, including increases in interest rates.

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

Changing laws, regulations and standards, including those relating to corporate governance, social/environmental responsibility, import and export requirements, data privacy, global anticorruption and public disclosure and newly enacted SEC regulations, have created additional compliance requirements for us. Our efforts to comply with these requirements have resulted in an increase in expenses and a diversion of management’s time from other business activities. While we believe we are compliant with laws and regulations in jurisdictions where we do business, we must continue to monitor and assess our compliance in the future, and we must also continue to expand our compliance procedures. For example, although we implement policies and procedures designed to facilitate compliance with global anticorruption laws, our employees, channel partners, contractors and agents, as well as those companies to which we outsource certain of our business operations, may take actions in violation of our policies. Any failures in these procedures in the future, even if prohibited by our policies, could result in time-consuming and costly activities, potential fines and penalties, and diversion of management time, all of which could hurt our business.

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

We are a party to lawsuits in the normal course of our business. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition, and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse effect on our business and results of operations. In addition, we may become involved in regulatory investigations or other governmental or private legal proceedings, which could be distracting, expensive and time consuming for us, and if public, may also cause our stock price to be negatively impacted. We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products, either directly against us or against our customers, will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements or pay amounts to third parties pursuant to contractual indemnity provisions. Royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. In addition, we expect that we may face legal proceedings for matters unrelated to intellectual property. For example, in 2013 a purported shareholder class action suit and shareholder derivative lawsuits were filed against the Company and certain of its current and former officers and directors. Such shareholder activities or lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters.

Difficulties in identifying and integrating acquisitions could adversely affect our business.

We have spent and may spend in the future, significant resources identifying and acquiring businesses. The process of identifying suitable candidates and integrating acquired companies into our operations requires significant resources and is time-consuming, expensive and disruptive to our business. Failure to achieve the anticipated benefits of any acquisitions could harm our business, results of operations and cash flows. Additionally, we may incur material charges in future quarters to reflect additional costs associated with any future acquisition we may make. We may not realize the benefits we anticipate from our acquisitions because of the following significant challenges:

●	incorporating the acquired company’s technology and products and services into our current and future product lines, including providing services that are new for us;

●	potential deterioration of the acquired company’s product sales and revenues due to integration activities and management distraction;
●	managing integration issues;
●

potentially creating confusion in the marketplace by ineffectively distinguishing or marketing the product and services offerings of the newly acquired company with our existing product and services lines;

●	entering new businesses or product lines;
●	potentially incompatible cultural differences between the two companies;
●	geographic dispersion of operations;
●	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;
●	generating marketing demand for an expanded product line;
●	distraction of the existing and acquired sales force during the integration of the companies;
●	distraction of and potential conflict with the acquired company’s products and services in regards to our existing channel partners;
●	the difficulty in leveraging the combined technologies and capabilities across all product lines and customer bases; and
●	retaining the customers or employees of an acquired company.

If we fail to manage our exposure to the volatility and economic uncertainty in the global financial marketplace successfully, our operating results could be adversely impacted.

We are exposed to financial risk associated with the global financial markets, which includes volatility in interest rates, uncertainty in the credit markets and instability in the foreign currency exchange market. Our exposure to market rate risk for changes in interest rates relates primarily to our investment portfolio and our term loan debt facility. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. Factors that may impact its valuation include changes to credit ratings or quality of the securities, interest rate changes, the ongoing strength and quality of the global credit market and liquidity. All of the securities in our investment portfolio are investment-grade rated, but the instability of the credit market could impact those ratings and our decision to hold these securities, if they do not meet our minimum credit rating requirements. If we should decide to sell such securities, we may suffer losses in principal value that have significantly declined in value due to the declining credit rating of the securities and the ongoing strength and the global financial markets as a whole. The interest rate on our term loan debt facility is based upon LIBOR and to the extent that LIBOR interest rates increase, our annual interest expense on this term loan debt will increase. With the instability in the financial markets, we could incur significant realized or other than temporary impairment losses associated with certain of our investments which would reduce our net income. We may also incur temporary impairment charges requiring us to record an unrealized loss in accumulated other comprehensive income. For more information regarding the sensitivity of and risks associated with the market value of portfolio investments and interest rates, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

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

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, by lapses of the availability of the U.S. research and development tax credit, which occurred for 2014 but was reinstated on December 19, 2014 as part of the "Tax Increase Prevention Act of 2014."  Further, the accounting for stock compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

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

Over the past few years, we have made significant investments in EMEA and APAC to expand our business in these regions. In EMEA and APAC, as with other international regions, credit terms are typically longer than in the United States. Therefore, as Europe, APAC and other international regions grow as a percentage of our revenues, accounts receivable balances increase and our days-sales-outstanding increase. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. Either a delay in collections or bankruptcy would harm our cash flow and accounts receivable day’s outstanding performance.

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

●

statements or changes in opinions, ratings or earnings estimates made by brokerage firms or industry analysts relating to the market in which we do business, including competitors, partners, suppliers or telecommunications industry leaders or relating to us specifically;

●	changes in our executive team or speculation in the press or the investment community about changes;
●	the announcement of new products, product enhancements or acquisitions by us or by our competitors;
●	technological innovations by us or our competitors;
●	quarterly variations in our results of operations;

●

failure of our future operating results to meet expectations of stock market analysts or investors, which is inherently subject to greater risk and uncertainty as expectations increase, or any financial guidance we may provide to the market;

●	general market conditions or market conditions specific to technology industries; and
●	domestic and international macroeconomic factors.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, that our internal control over financial reporting was effective as of December 31, 2014, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our properties consist primarily of leased facilities for sales, research and development, logistics, administrative, and technical support personnel.

Our global headquarters are located in San Jose, California in facilities that accommodate our executive and administrative operations. We also occupy facilities in various U.S. locations, including Andover, Massachusetts; Atlanta, Georgia; Austin, Texas; Burlington, Massachusetts; Corvallis, Oregon; Herndon, Virginia; New York, New York; Rosemont, Illinois; Tracy, California; and Westminster, Colorado.

Outside of the U.S., we occupy facilities in Argentina, Australia, Brazil, Belgium, Canada, China, Finland, France, Germany, Hong Kong, Indonesia, India, Israel, Italy, Japan, Mexico, Netherlands, New Zealand, Poland, Russian Federation, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, United Arab Emirates, United Kingdom, and Vietnam.

The following table presents the approximate square footage of our facilities as of December 31, 2014:

Location	Leased Square Footage (Approximate)[1]
Americas	543,313
EMEA	137,550
APAC	387,342
Total	1,068,205

_____________

1	Leased Square Footage includes only active facilities. Leased space that has been restructured and new leases that will commence in 2015 are excluded.

Our facilities are leased pursuant to agreements that expire beginning in 2015 and extend out to 2023. See Note 13 of Notes to Consolidated Financial Statements. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

SEC Investigation. As previously disclosed, we have been cooperating with the Enforcement Staff of the Securities and Exchange Commission (“SEC”) in connection with its investigation focused on Mr. Miller's expenses and his resignation.  After discussions with the Enforcement Staff, we recently made an offer of settlement to resolve the matter, which is subject to the SEC’s approval.  The proposed settlement would be entered into by Polycom without admitting or denying the SEC’s findings and will resolve alleged violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  Under the terms of the proposed settlement, we would pay $750,000 in a civil penalty, which has been fully reserved for in our Consolidated Financial Statements, and agree not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  There is no assurance that the proposal will be approved by the SEC.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleges that, between January 20, 2011 and July 23, 2013, we issued materially false and misleading statements or failed to disclose information regarding our business, operational and compliance policies, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The lawsuit further alleges that our financial statements were materially false and misleading. The amended complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief. The defendants filed motions to dismiss the amended complaint. At this time, we are unable to estimate any range of reasonably possible loss relating to the securities class action.

Derivative Lawsuits. On August 21, 2013 and October 16, 2013, two purported shareholder derivative suits, captioned Saraceni v. Miller, et al., Case No. 5:13-cv-03880, and Donnelly v. Miller, et al., Case No. 5:13-cv-04810, respectively, were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. On October 31, 2013, these two federal derivative actions were consolidated into In re Polycom, Inc. Derivative Litigation, Lead Case No. 3:13-cv-03880. Plaintiffs filed a first amended complaint on April 4, 2014. On January 13, 2015, the Court dismissed the first amended complaint and granted plaintiffs leave to file a second amended complaint.

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

The Federal and California state consolidated derivative lawsuits purport to assert claims on behalf of Polycom, which is named as a nominal defendant in the actions. The complaints (including the dismissed federal derivative complaint) allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused us to repurchase its own stock at artificially inflated prices. The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief. At this time, we are unable to estimate any range of reasonably possible loss relating to the derivative actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the ticker symbol “PLCM”. The following table presents the high and low sale prices for our common stock for the periods indicated.

	2014		2013
	High	Low	High	Low
First Quarter	$13.84	$11.08	$11.94	$9.00
Second Quarter	14.06	11.90	11.85	9.80
Third Quarter	13.83	12.15	11.72	9.36
Fourth Quarter	13.95	10.33	11.30	10.29

On February 13, 2015, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $13.94 per share. As of December 31, 2014, there were approximately 931 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in fiscal 2014.

Share Repurchases

The following table provides a month-to-month summary of the stock repurchase activity during the fourth quarter ended December 31, 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
10/1/14 to 10/31/14	174,976	$12.89	—	$175,000,000
11/1/14 to 11/30/14	1,910,542	$13.19	1,893,829	$150,000,000
12/1/14 to 12/31/14	161,073	$13.13	—	$150,000,000
Total	2,246,591	$13.16	1,893,829

(1)	Includes 352,762 shares repurchased in October through December 2014 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In July 2014, we announced that our Board of Directors had approved a new share repurchase plan (the “2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. We expect to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations. As of December 31, 2014, $150.0 million remained authorized under the 2014 repurchase plan. The repurchased shares of common stock have been retired and reclassified as authorized unissued shares.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance graph depicted below reflects a five-year comparison of the cumulative total shareholder return (change in stock price plus reinvestment dividends) on Polycom common stock with the cumulative total returns of the Nasdaq Composite Index and the Morgan Stanley High Technology Index. The performance graph covers the period from December 31, 2009 through the fiscal year ended December 31, 2014.

The graph assumes that $100 was invested on December 31, 2009, in the Company’s common stock or in each of indexes and that all dividends were reinvested. No cash dividends have been declared on Polycom common stock.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,345,154	$1,368,389	$1,392,628	$1,402,189	$1,118,872
Gross profit	785,009	792,771	823,432	858,264	680,282
Operating income (loss)	46,453	(17,193)	6,366	132,826	86,676

Net income (loss) from continuing operations	42,059	(18,535)	(36,969)	124,930	66,129
Income from discontinued operations, net of taxes	—	—	9,888	9,906	1,754
Gain from sale of discontinued operations, net of taxes	—	459	35,425	—	—
Net income (loss)	$42,059	$(18,076)	$8,344	$134,836	$67,883

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.31	$(0.11)	$(0.21)	$0.71	$(0.39)
Income per share from discontinued operations, net of taxes	—	—	0.06	0.06	0.01
Gain per share from sale of discontinued operations, net of taxes	—	—	0.20	—	—
Basic net income (loss) per share	$0.31	$(0.11)	$0.05	$0.76	$0.40
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.30	$(0.11)	$(0.21)	$0.69	$0.37
Income per share from discontinued operations, net of taxes	—	—	0.06	0.05	0.01
Gain per share from sale of discontinued operations, net of taxes	—	—	0.20	—	—
Diluted net income (loss) per share	$0.30	$(0.11)	$0.05	$0.74	$0.38

Note as a result of the net loss from continuing operations for 2013 and 2012, all potentially issuable common shares have been excluded from the diluted shares used in the computation of net income (loss) per share for those periods as their effect was anti-dilutive.

	Year Ended December 31,
	2014	2013	2012	2011	2010
			(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$628,915	$527,313	$674,269	$534,667	$494,142
Working Capital	577,416	514,835	714,650	631,746	550,876
Total assets	1,831,222	1,749,030	1,912,436	1,843,301	1,546,879
Debt	242,188	248,438	—	—	—
Other long-term obligations	150,447	143,884	128,974	113,531	86,598
Total stockholders' equity	1,023,733	976,365	1,427,774	1,368,612	1,174,444

Note that our Consolidated Statements of Operations Data include the results of businesses acquired from their acquisition dates, with the most recent acquisition in March 2013. See Note 3 of Notes to Consolidated Financial Statements for further details.

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

“WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “GOAL,” “SHOULD,” “VISION,” “DESIGNED,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER SIGNIFICANTLY FROM THOSE PROJECTED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K.

Overview

We are a global leader in collaboration solutions that help organizations unleash the power of human collaboration.  We offer open, standards-based solutions for voice, video and content sharing and a comprehensive line of support and service solutions to ensure customer success. Our solutions are powered by the Polycom® RealPresence® Platform, a flexible and comprehensive infrastructure offering with broad application programming interfaces (“APIs”) that can be deployed via software and/or hardware, on-premises or in cloud, or in hybrid implementations.  The RealPresence Platform interoperates with a broad set of communication, business, mobile, cloud applications and devices to deliver secure face-to-face video collaboration across different environments. With Polycom® RealPresence® collaboration solutions, from infrastructure to endpoints for all environments, people all over the world can connect and collaborate naturally without being in the same physical location. Individuals and teams can connect, communicate, and collaborate through a High Definition (“HD”) voice, video and content experiences from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare applications and VideoProtect solutions for government agencies and judicial applications. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through improved collaboration, we enable teams to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability, and fulfillment agility.

We believe important drivers for the adoption of collaboration solutions include:

●	growth of video as a preferred method of communication;
●	increasing presence of video on desktop and laptop devices;
●	growth of video-capable mobile devices (including tablets and smartphones);
●	growth of Skype for Business (formerly Microsoft® Lync®) in the corporate environment and the resulting impact on sales of Polycom’s Skype for Business-compactible voice and video devices;
●	expansion of business applications with integrated web-based video and content collaboration;
●	virtualization and the move to private, public, and hybrid clouds;
●	adoption of unified communications and collaborations (“UC&C”) by small and medium businesses;
●	growth of the number of teleworkers globally;
●	new pricing models and options for video delivery, including subscription-based software pricing and as-a-service offerings;
●	emergence of Bring Your Own Device (“BYOD”) programs in businesses of all sizes, across all regions;
●	demand for UC&C solutions for business-to-business and business-to-consumer communications and the move of consumer applications (“Bring Your Own Apps”) into the business space; and
●	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing voice, video and content collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, open support of standards, innovative technology, multiple delivery modes and customer-centric go-to-market capabilities.

Total revenues for 2014 were $1.3 billion, a decrease of $23.2 million, or 2%, from 2013. On a year-over-year basis, our total product revenues declined while service revenues increased. The decrease in product revenues was primarily a result of lower sales of our UC group systems products, mainly driven by lower IP conference phone revenues as a result of Cisco Systems, Inc. (“Cisco”) no longer reselling a product they previously purchased from us and, to a lesser extent, due to lower UC platform product revenues. The decrease was partially offset by increased revenues from our UC personal devices products. The increase in service revenues was driven primarily by increased maintenance service renewals year-over-year as a result of ongoing efforts to increase maintenance service renewal rates and, to a lesser extent, by increased maintenance revenues on a larger installed base, partially offset by decreased revenues from managed services related to the visual collaboration business we acquired from Hewlett-Packard in 2011. As these managed services contracts expire, customers may elect to purchase other Polycom product solutions rather than renew their managed services contracts, as was the case for 2014. This trend is likely to continue.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 49%, 26%, and 25%, respectively, of our revenues in 2014. Our Americas and APAC segment revenues decreased by 5% and 1%, respectively, while our EMEA segment revenues increased by 3% in 2014 as compared to 2013. On a year-over-year basis, product and service revenues declined in our Americas segment and increased in our EMEA segment. For the APAC segment, product revenues decreased and service revenues increased in 2014 as compared to 2013. See Note 20 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margins, and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the year ended December 31, 2014.

Operating margins increased by 4 percentage points in 2014 as compared to 2013. The increase in operating margin is primarily due to decreased operating expenses as a percentage of revenues by 4 percentage points while the gross margins as a percentage of revenues remained relatively flat year-over-year. The decrease in operating expenses as a percentage of revenues reflects lower headcount and facility related costs due to actions taken in 2014 to better align expenses to our revenue and gross margin profile and to improve our operating margins.

During 2014, we generated approximately $205.4 million in cash flow from operating activities which, after the impact of investing and financing activities, resulted in a $50.5 million net increase in our total cash and cash equivalents at December 31, 2014 as compared to the prior year.

Results of Operations for the Three Years Ended December 31, 2014

The following table sets forth, as a percentage of revenues (unless indicated otherwise), Consolidated Statements of Operations Data for the periods indicated.

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product revenues	71%	72%	75%
Service revenues	29%	28%	25%
Total revenues	100%	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	42%	43%	41%
Cost of service revenues as a % of service revenues	40%	41%	41%
Total cost of revenues	42%	42%	41%
Gross profit	58%	58%	59%
Operating expenses:
Sales and marketing	29%	32%	33%
Research and development	15%	16%	15%
General and administrative	7%	7%	7%
Amortization of purchased intangibles	1%	1%	1%
Restructuring costs	3%	3%	2%
Litigation reserves and payments	—	—	—
Transaction-related costs	—	—	1%
Total operating expenses	55%	59%	59%
Operating income (loss)	3%	(1)%	—
Interest and other income (expense), net:
Interest expense	—	—	—
Other income (expense)	—	—	—
Interest and other income (expense), net	—	—	—
Income from continuing operations before provision for (benefit from) income taxes	3%	(1)%	—
Provision for (benefit from) income taxes	—	—	3%
Net income (loss) from continuing operations	3%	(1)%	(3)%
Income from discontinued operations, net of taxes	—	—	1%
Gain from sale of discontinued operations, net of taxes	—	—	3%
Net income (loss)	3%	(1)%	1%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized in the following table:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2014	2013	2012	2014	2013
Americas	$662,533	$694,522	$689,099	(5)%	1%
% of revenues	49%	50%	49%
EMEA	$349,821	$338,035	$345,723	3%	(2)%
% of revenues	26%	25%	25%
APAC	$332,800	$335,832	$357,806	(1)%	(6)%
% of revenues	25%	25%	26%
Total revenues	$1,345,154	$1,368,389	$1,392,628	(2)%	(2)%

The overall decrease in revenues in 2014 from 2013 was due to a decrease in product revenues of $30.4 million, or 3%, partially offset by an increase in service revenues of $7.1 million, or 2%, as compared to 2013. The overall decrease in product revenues in

2014 was primarily a result of lower sales of our UC group systems products, mainly driven by lower IP conference phone revenues as a result of Cisco no longer reselling a product they previously purchased from us, and, to a lesser extent, due to lower UC platform product revenues. The decrease was partially offset by increased sales of our UC personal devices product year-over-year. The increase in service revenues was primarily driven by increased maintenance service renewals year-over-year and increased maintenance service revenues on a larger installed base, largely offset by decreased revenues from managed services related to the visual collaboration business we acquired Hewlett-Packard in 2011. As these managed services contracts expire, customers may elect to purchase other Polycom product solutions rather than renew their managed services contracts, as was the case for 2014. This trend is likely to continue.

In 2013, Cisco informed us that it would end of life, and therefore no longer resell, the IP conference phones they purchase from us, resulting in a year-over-year decrease of revenues of approximately $40.0 million in 2014. We do not expect any further revenues from this relationship. The decrease in the revenues of these IP conference phones as a result of this change accounted for the majority of our year-over-year decrease in product revenues in 2014. We have planned for the transition and are working to evolve the features and functionality of our VoIP conference phone portfolio to be interoperable in a Cisco environment.

From a segment perspective, total revenues decreased in the Americas and APAC segments and increased in the EMEA segment in 2014 as compared to 2013. The overall decrease in the Americas segment revenues in 2014 from 2013 was driven primarily by decreased revenues in the United States, Brazil and Canada, partially offset by increased revenues in Mexico. On a year-over-year basis, both product and service revenues decreased in our Americas segment in 2014, primarily as a result of lower IP conference phone revenues purchased by Cisco. The decrease in the APAC segment revenues in 2014 from 2013 was driven primarily by decreased revenues in Japan and China, partially offset by increased revenues in India and Australia. On a year-over-year basis, product revenues decreased and service revenues increased in our APAC segment in 2014. The overall increase in the EMEA segment revenues was primarily due to growth in the United Kingdom, France, Turkey, Benelux, and Switzerland, partially offset by decreased revenues in Russia and the Nordic countries. On a year-over-year basis, both product and service revenues increased in our EMEA segment in 2014.

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

In 2014, 2013, and 2012, one channel partner, ScanSource Communications, accounted for 17%, 16%, and 14%, respectively, of our total revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

In addition to the primary view on a geographic basis, we also track revenues by groups of similar products and services for various purposes. The following table presents revenues for groups of similar products and services:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2014	2013	2012	2014	2013
UC group systems	$868,311	$904,923	$956,153	(4)%	(5)%
UC personal devices	236,781	219,103	180,939	8%	21%
UC platform	240,062	244,363	255,536	(2)%	(4)%
Total revenues	$1,345,154	$1,368,389	$1,392,628	(2)%	(2)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The decrease in UC group systems revenues in 2014 from 2013 was primarily driven by decreased sales of our group voice products and the related services in our Americas segment and, to a lesser extent, decreased sales of our group video products and the related services in our APAC segment and decreased sales of immersive telepresence products and the related services across all our segments. The decreases were partially offset by increased revenues from our group video products and the related services in our Americas segment, and from group video and voice products and the related services in our EMEA segment. The decrease in UC group systems revenue in 2013 from 2012 was primarily driven by decreased sales of our group video systems and immersive telepresence products and the related services in all our geographic segments and, to a lesser extent, by decreased sales of our group voice systems products and the related services in our EMEA and APAC segments, partially offset by increased sales of our group voice systems products and the related services in our Americas segment.

UC personal devices include desktop video devices and desktop voice products and the related service elements. The increase in UC personal devices revenue in 2014 over 2013 was primarily due to increased sales of our desktop voice products and the related services, partially offset by decreased sales of our desktop video products and the related services across all regions. The increase in UC personal devices revenue in 2013 over 2012 was primarily due to increased sales of our desktop voice products and related services in all our segments, partially offset by decreased sales of our desktop video products and the related services in all our segments. Overall, the increases in UC personal devices revenues were due in part to increased demand for our Skype for Business interoperable solutions and the continued adoption of VoIP technologies.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. On a year-over-year basis, UC platform revenues decreased in 2014 and 2013, primarily driven by decreased sales of our UC platform products and the related services in our Americas and EMEA segments, partially offset by increased revenues in our APAC segment.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2014	2013	2012	2014	2013
Product Cost of Revenues	$406,625	$422,429	$426,369	(4)%	(1)%
% of Product Revenues	42%	43%	41%	(1) pt	2 pts
Product Gross Margins	58%	57%	59%	1 pt	(2) pts
Service Cost of Revenues	$153,520	$153,189	$142,827	—	7%
% of Service Revenues	40%	41%	41%	(1) pt	—
Service Gross Margins	60%	59%	59%	1 pt	—
Total Cost of Revenues	$560,145	$575,618	$569,196	(3)%	1%
% of Total Revenues	42%	42%	41%	—	1 pt
Total Gross Margins	58%	58%	59%	—	(1) pt

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight, royalty payments, amortization of certain intangible assets, stock-based compensation costs, and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $2.5 million, $2.9 million, and $3.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs.

Our UC platform and UC group systems products typically have a higher gross margin than our UC personal products, and overall product gross margins will fluctuate depending upon the product mix in any given period or geography.

Overall, the increase in product gross margins as a percentage of revenues in 2014 as compared to 2013 was primarily due to lower product cost of revenues driven by decreased amortization of purchased intangibles, largely offset by a favorable product mix shift toward higher margin products, resulting in a less than one percent decrease in product gross margins as a percentage of revenues. From a segment perspective, product gross margins increased year-over-year in the Americas segment but decreased in the EMEA and APAC segments in 2014.

Overall, the decrease in product gross margins as a percentage of revenues in 2013 as compared to 2012 was primarily due to lower than expected product sales and changes in product mix. Product gross margin decreased across all of our segments in 2013 as compared to 2012, with the Americas having the largest decline due to the greater mix of UC personal products compared to our EMEA and APAC segments. Product gross margins also decreased in 2013 as compared to 2012 as a result of increased amortization of purchased intangibles, which were partially offset by decreases in warranty expense and royalties. We also incurred higher costs in 2013 than in 2012 associated with increased excess and obsolete inventories as a result of product transitions.

Inventory turns were 5.9 turns, 5.8 turns, and 5.7 turns at December 31, 2014, 2013 and 2012, respectively. Inventory turns in the future may fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. The majority of our service revenues are related to maintenance agreements on new product sales, the renewal of existing maintenance agreements, and managed services offerings. Cost of service revenues and service gross margins included charges for stock-based compensation of $4.3 million, $5.9 million, and $6.6 million for the years ended December 31, 2014, 2013, and 2012, respectively. Cost of service revenues at the segment level consists of the standard cost of service revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

The increase in service gross margins as a percentage of revenues in 2014 over 2013 was primarily due to increased service revenues driven by increased maintenance service renewals while cost of service revenues remained relatively flat year-over-year. From a segment perspective, service gross margins as a percentage of revenues increased in our Americas and APAC segments and decreased in our EMEA segment.

The service gross margins as a percentage of revenues in 2013 remained relative flat year-over-year, primarily due to increased service revenues being substantially offset by increased cost of services. The year-over-year increase in service revenues in 2013 was primarily due to increased maintenance service revenues on a larger installed base and increased maintenance service renewals. The increase in direct spending costs was a result of increased headcount-related costs, as well as IT and facilities allocations, partially offset by decreased managed network costs. Our service organization headcount increased by 6% from December 31, 2012 to December 31, 2013. Service gross margins as a percentage of service revenue decreased in our Americas segment and increased in our EMEA and APAC segments in 2013 as compared to 2012.

Total Cost of Revenues and Total Gross Margins

On a year-over-year basis, the total gross margins remained relatively flat in 2014. The total gross margins decreased in 2013 from 2012, primarily due to decreased product gross margins as a percentage of revenues, as discussed under Cost of Product Revenues and Product Gross Margins, while service gross margins as a percentage of revenues remained relatively flat year-over-year, as discussed under Cost of Services Revenues and Service Gross Margins.

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

Sales and Marketing Expenses

	Year Ended December 31,			Decrease From Prior Year
$ in thousands	2014	2013	2012	2014	2013
Expenses	$388,761	$435,047	$464,353	(11)%	(6)%
% of Revenues	29%	32%	33%	(3) pts	(1) pt

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, including stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation of $14.9 million, $26.6 million, and $36.8 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The decrease in sales and marketing expenses in 2014 from 2013 was primarily due to decreased headcount-related costs, including compensation and commission expenses, stock-based compensation cost, and lower headcount-based allocations, as well as lower depreciation and expensed materials, decreased spending on marketing programs and travel and entertainment expenses. Sales and marketing headcount decreased by 5% from December 31, 2013 to December 31, 2014 as part of our plans to improve operating performance.

The decrease in sales and marketing expenses in 2013 from 2012 was primarily due to decreased headcount-related costs, including compensation and commission expenses, headcount-based allocations and stock-based compensation cost, and decreased spending on marketing programs, partially offset by increased outside services costs. Sales and marketing headcount decreased by 7% from December 31, 2012 to December 31, 2013 in order to better align costs with revenues.

We expect our sales and marketing expenses to remain relatively flat in the near term. Expenses will also fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products.

Research and Development Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2014	2013	2012	2014	2013
Expenses	$196,495	$216,032	$208,510	(9)%	4%
% of Revenues	15%	16%	15%	(1) pt	1 pt

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation of $10.3 million, $15.6 million, and $20.2 million for the years ended December 31, 2014, 2013, and 2012, respectively.

The decrease in research and development expenses in 2014 from 2013 was primarily due to decreased headcount-related costs, including compensation expense and stock-based compensation cost and lower outside services costs, as well as the capitalization of certain internal costs related to internally developed software products to be sold. Research and development headcount decreased by 9% from December 31, 2013 to December 31, 2014 as part of our plans to improve operating performance. Starting in the third quarter of 2013, we have capitalized certain development costs for internally developed software products to be marketed or sold to customers, including direct labor and related overhead costs, as well as stock-based compensation costs. There were no such costs capitalized prior to 2013 as the software development costs qualifying for capitalization were not significant. The amount of capitalized software development costs will fluctuate depending upon the nature and timing of software development activities in any given period. See Notes 2 and 6 of Notes to Consolidated Financial Statements for further information on software development costs.

The increase in research and development expenses in 2013 over 2012 was primarily due to increased headcount-related costs, including compensation expenses and headcount-based allocations, partially offset by decreased outside services costs and stock-based compensation expense, and decreased material expenses due to less hardware development activities in 2013. Research and development headcount increased by 11% from December 31, 2012 to December 31, 2013.

We believe that innovation and technological leadership is critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We are also investing more heavily in research and development as a result of increased business opportunities with strategic partners and service provider customers as a result of our key strategic initiatives in these areas. We expect that research and development expenses will increase in absolute dollars in the near term but will fluctuate depending on the timing and number of development activities in any given quarter. Research and development expenses as a percentage of revenues are highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter.

General and Administrative Expenses

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2014	2013	2012	2014	2013
Expenses	$99,886	$96,602	$98,285	3%	(2)%
% of Revenues	7%	7%	7%	—	—

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, and litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation of $16.0 million, $13.5 million, and $21.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.

General and administrative expenses increased slightly in absolute dollars but remained relatively flat as a percentage of revenues in 2014 as compared to 2013, primarily due to increases  in stock-based compensation expense, bad debt expense, insurance costs, and outside services costs.

General and administrative expenses decreased in absolute dollars but remained relatively flat as a percentage of revenue in 2013 as compared to 2012, primarily due to decreased stock-based compensation charges and lower bad debt expense, partially offset by increases in other headcount-related costs, including compensation costs and headcount-based allocations, and increased outside services costs, including increased legal and insurance costs.

Significant future charges due to costs associated with litigation or uncollectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to decrease slightly in the near term but they could fluctuate depending on the level and timing of expenditures associated with the litigation described in Note 13 of Notes to Consolidated Financial Statements.

Amortization of Purchased Intangibles

In 2014, 2013, and 2012, we recorded $9.8 million, $10.4 million, and $9.8 million, respectively, in operating expenses for amortization of purchased intangibles acquired in our acquisitions. In addition, we recorded $3.0 million, $9.4 million, and $7.6 million, respectively, in cost of product revenues related to certain technology intangibles.

The decreases in amortization expenses in 2014 from 2013 were primarily due to certain intangible assets acquired in prior years being fully amortized. The increases in amortization expenses in 2013 over 2012 were primarily driven by a change in estimated useful lives of certain intangible assets acquired which resulted in higher amortization expenses in 2013 and, to a lesser extent, due to the amortization of purchased intangibles acquired from Sentri in the first quarter of 2013. Purchased intangible assets are being amortized to expense over their estimated useful lives, which range from several months to six years. We expect amortization expenses will continue to decline in the near term provided no purchases of new intangible assets, as certain existing intangible assets will be fully amortized in 2015.

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

Restructuring Costs

In 2014, 2013, and 2012, we recorded $40.3 million, $48.5 million, and $22.0 million, respectively, related to restructuring actions which resulted from the consolidation of certain facilities and the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align our cost structure with our projected future revenue streams. See Note 8 of Notes to Consolidated Financial Statements for further information on restructuring costs.

In 2014, we completed the consolidation and elimination of certain facilities and the elimination of six percent of our global workforce. Pursuant to the announcement in January 2014, management completed certain actions designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. As a result, we recorded approximately $28.6 million (net of $2.3 million of deferred rent) in restructuring charges related to idle facilities upon vacating these facilities and $11.8 million of charges for severance and other one-time employee benefits for the individuals impacted.

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

In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our business could be harmed. In addition, the restructuring reserve has been net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of, or our recorded liability related to, subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows.

Litigation Reserves and Payments

In 2014, we recorded $3.1 million in litigation reserves and payments related to on-going litigation matters which have not yet been settled. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future and could result in charges that would have a material adverse impact on our financial positions, our results of operations, or cash flow.  There were no such expenses in 2013 and 2012. See Note 13 of Notes to Consolidated Financial Statements for further information.

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

In 2014, 2013 and 2012, we recorded $0.2 million, $3.4 million and $14.1 million, respectively, of transaction-related costs. The transaction-related costs in 2012 were primarily associated with planning and executing the divestiture of our EWS business, including legal costs associated with enforcing the terms of the agreements. See Note 4 of Notes to Consolidated Financial Statements for further information. We have spent, and may in the future, spend significant resources identifying and acquiring businesses.

Interest and Other Income (Expense), Net

	Year Ended December 31,
$ in thousands	2014	2013	2012
Interest expense	$(5,893)	$(3,217)	$(751)
Other income (expense)	2,455	(1,794)	(3,117)
Interest and other income (expense), net	(3,438)	(5,011)	(3,868)

Interest expense consists primarily of interest on our borrowings under the Credit Agreement entered into in September 2013 and imputed interest related to certain long term obligations. Other income (expense) consists primarily of interest earned on our cash, cash equivalents, and investments less bank charges resulting from the use of our bank accounts, realized gains and losses on investments, non-income based taxes and fees, and foreign exchange related gains and losses.

The year-over-year increases in interest expense were primarily due to interest expense on the borrowings under the Credit Agreement. Interest expense will fluctuate as the interest rate changes.

The increase in net other income in 2014 over 2013 was primarily due to a one-time business tax refund and rebates of non-income based business tax, partially offset by lower interest income. The decrease in net other expense in 2013 from 2012 was primarily due to an increase in net interest income and a decrease in non-income based taxes and fees. Foreign exchange related gains and losses were essentially flat year-over-year. Other income (expense) will fluctuate due to changes in interest rates and returns on our cash and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program and timing of non-income related taxes and license fees and fixed asset disposals. The cash balance could also decrease depending upon the amount of cash used in any future acquisitions, our stock repurchase activity and other factors, which would also impact our interest income.

Provision for Income Taxes from Continuing Operations

	Year Ended December 31,
$ in thousands	2014	2013	2012
Income tax expense (benefit) from continuing operations	$956	$(3,669)	$39,467
Effective tax rate	2.2%	16.5%	1,579.9%

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

As of December 31, 2014, we had approximately $1.4 million in tax effected net operating loss carryforwards, $1.1 million in tax effected capital loss carryforwards and $21.2 million in tax effected credit carryforwards. All of the net operating loss carryforwards and $0.1 million in credits relate to acquisitions and, as a result, are limited in the amount that can be recognized in any one year. The capital and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2015. Included in the net deferred tax asset balance is a $3.2 million valuation allowance, $2.7 million of which relates to research credits in a jurisdiction with a history of credits in excess of taxable profits, and $0.5 million of which relates to foreign tax credit carryforwards. See Note 18 of Notes to Consolidated Financial Statements for further information.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2014, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $339.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

In 2014 and 2013, we recorded reserve reductions of $0.9 million and $2.4 million, respectively, all of which were due to the expiration of statutes of limitation in both the U.S. and foreign jurisdictions. In 2012, we recorded reserve reductions of $10.0 million, $0.8 million of which was paid in settlement of a multi-year state tax audit, and $5.7 million of which was due to a reduction in unrecognized tax benefits for research credits from acquired companies. The expiration of statutes of limitation in both the U.S. and foreign jurisdictions also resulted in reserve releases of $3.5 million.

As of December 31, 2014, we have $21.6 million of unrecognized tax benefits compared to $22.0 million at December 31, 2013. By the end of 2015, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations. We anticipate that the reduction would approximate $0.6 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014 and December 31, 2013, we had $1.6 million and $1.5 million, respectively of accrued interest and penalties related to uncertain tax positions.

Our future effective income tax rate depends on various factors, such as changes in tax legislation, accounting principles, or interpretations thereof, the geographic composition of our pre-tax income, non-tax deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, final resolution of the tax impact from the exercise of incentive stock options and the issuance of shares under the employee stock purchase plan, and the effectiveness of our tax planning strategies. For example, on January 2, 2013, the “American Taxpayer

Relief Act of 2012” was signed into law. It provided for an extension of the federal research credit retroactive for 2012 and extended through 2013. The impact of the 2012 federal research credit of $2.3 million was recorded in the first quarter of 2013. In addition, the federal research credit lapsed in 2014, but was extended just before the end of the year as part of the “Tax Increase Prevention Act of 2014” and as a result we recorded a $1.6 million benefit in the fourth quarter of 2014.We believe that our future effective tax rate may be more volatile as a result of these factors.

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

Discontinued Operations

On December 4, 2012, we completed the disposition of the net assets of our EWS business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. We received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in our Consolidated Financial Statements for the year ended December 31, 2012. In 2013, we recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of a net working capital adjustment in accordance with the purchase agreement. There was no such realized gain or loss on sale of discontinued operations in 2014. Additional cash consideration of up to $37.5 million is payable over the next three years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. We have reported the results of operations of EWS as discontinued operations in the Consolidated Statements of Operations for all periods presented. See Note 4 of Notes to Consolidated Financial Statements for further discussion of our discontinued operations.

Summarized results from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$—	$—	$71,133
Income from discontinued operations	—	—	15,973
Income tax provision	—	—	6,085
Net Income from discontinued operations	—	—	$9,888

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

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 20 of Notes to Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed.

The following is a summary of the financial information for each of our segments for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
2014:
Revenues	$662,533	$349,821	$332,800	$1,345,154
% of total revenues	49%	26%	25%	100%
Contribution margin	270,265	150,426	140,365	561,056
% of segment revenues	41%	43%	42%	42%

2013:
Revenues	$694,522	$338,035	$335,832	$1,368,389
% of total revenues	50%	25%	25%	100%
Contribution margin	270,786	142,686	136,462	549,934
% of segment revenues	39%	42%	41%	40%

2012:
Revenue	$689,099	$345,723	$357,806	$1,392,628
% of total revenue	49%	25%	26%	100%
Contribution margin	281,229	138,886	147,699	567,814
% of segment revenue	41%	40%	41%	41%

Americas

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2014	2013	2012	2014	2013
Revenues	$662,533	$694,522	$689,099	(5)%	1%
Contribution margin	$270,265	$270,786	$281,229	—	(4)%
Contribution margin as % of Americas revenues	41%	39%	41%	2 pts	(2) pts

The decrease in our Americas segment revenues in 2014 from 2013 was primarily due to decreased revenues in the United States, Brazil and Canada, partially offset by increased revenues in Mexico. On a year-over-year basis, the overall decreases in Americas segment revenues were primarily driven by decreased revenues from UC group systems as a result of decreased sales in IP conference phones previously purchased and resold by Cisco and, to a lesser extent, decreased revenues from UC platform products and the related services, partially offset by increased revenues from UC personal devices products and the related services, primarily due to increased desktop voice sales as a result of increased demand for our Skype for Business interoperable solutions and the continued adoption of VoIP, partially offset by decreased desktop video revenue.

The increase in our Americas segment revenues in 2013 from 2012 was primarily due to increased revenues in the United States and Brazil, partially offset by decreased revenues in Mexico and Canada. The increase in revenues was driven by increases in our UC personal devices revenues, largely offset by decreases in our UC group systems and UC platform revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Skype for Business voice deployments and continued adoption of VoIP, partially offset by decreased desktop video revenues. Decreases in UC group systems revenues were primarily driven by decreased group video revenues and immersive telepresence revenues, partially offset by increased group voice revenues. Decreases in UC platform revenues in the Americas were primarily as a result of lower sales of our RealPresence products and services, which were negatively impacted by lower public sector spending in North America.

In 2014, two channel partners in our Americas segment, in aggregate, accounted for 44% of our Americas revenues. In 2013, and 2012, one channel partner in our Americas segment accounted for 32%, and 27%, respectively, of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment net revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The increase in contribution margin as a percentage of Americas segment revenues in 2014 over 2013 was primarily due to higher gross margins as a percentage of revenues while direct sales and marketing expenses as a percentage of revenues decreased slightly year-over-year. The year-over-year increase in gross margins was primarily due to higher product gross margins driven by a product mix shift toward higher margin products within our UC group systems product category and lower product discounting. The decrease in direct sales and marketing expenses was primarily driven by lower headcount-related costs as a result of our restructuring actions, including decreased compensation and commission expenses and lower headcount-based allocations, as well as decreased outside services costs.

The decrease in contribution margin as a percentage of Americas segment revenues in 2013 from 2012 was primarily due to lower gross margins being partially offset by a decrease in direct sales and marketing expenses as a percentage of revenues. The decrease in gross margins was primarily due to lower product gross margins driven by a product mix shift toward lower margin UC personal devices, as well as lower service gross margins primarily as a result of the Sentri acquisition. Direct sales and marketing expenses decreased both in absolute dollars and as a percentage of revenue, primarily due to decreased compensation costs, including commission expenses, and lower headcount-based allocations, as well as decreased spending on marketing programs.

EMEA

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2014	2013	2012	2014	2013
Revenues	$349,821	$338,035	$345,723	3%	(2)%
Contribution margin	$150,426	$142,686	$138,886	5%	3%
Contribution margin as % of EMEA revenues	43%	42%	40%	1 pt	2 pts

The increase in our EMEA segment revenues in 2014 over 2013 was primarily due to increased revenues from the United Kingdom, France, Turkey, Benelux, and Switzerland, as a result of the slowly improving economic environment in these countries, partially offset by decreased revenues in Russia and the Nordic countries. On a year-over-year basis, the increase in the EMEA segment revenues was primarily due to increased sales of UC group systems and UC personal devices and the related services. The increase in UC group systems revenues was primarily due to increased revenues from group voice sales and, to a lesser extent, increased revenues from group video products and the related services, partially offset by decreased revenues from immersive telepresence products and the related services. The increase in UC personal devices revenues was primarily driven by increased revenues from desktop voice sales as a result of increased demand for our Skype for Business interoperable solutions and the continued adoption of VoIP, partially offset by decreased revenues from desktop video products and the related services. Sales from UC platform products and the related services in the EMEA segment decreased slightly year-over-year.

The decrease in our EMEA segment revenues in 2013 over 2012 was primarily due to lower sales of UC group systems products and the related services, partially offset by increased sales of UC personal devices and UC platform products and the related services. The decrease in UC group systems revenues in EMEA was primarily due to decreased group video and immersive telepresence revenues and, to a lesser extent, decreased group voice revenues. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Skype for Business voice deployments, partially offset by decreases in desktop video sales. Decreases in UC platform revenues were as a result of lower sales of our RealPresence products and the related services. Revenues were down in Germany, the Nordic countries, and Russia, partially offset by increases in the United Kingdom and Turkey.

In 2014, 2013 and 2012, one channel partner in our EMEA segment accounted for 14%, 12%, and 11% of our EMEA segment revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment net revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The increase in contribution margins as a percentage of EMEA segment revenues in 2014 over 2013 was primarily due to decreased sales and marketing expenses as a percentage of revenues, partially offset by lower gross margins. The decreases in sales and marketing expenses were primarily due to lower facility and headcount-related costs as a result of our restructuring actions. The decreases in gross margins were primarily due to lower service gross margins driven by increases in lower margin installation services and lower product margins as a result of a product mix shift away from higher margin UC platform products.

The increase in contribution margins as a percentage of EMEA segment revenue in 2013 over 2012 was primarily due to increases in gross margins and decreases in direct sales and marketing expenses as a percentage of segment revenue in 2013 as compared to 2012. The increase in gross margins was driven primarily by higher service gross margins as a result of increased productivity, partially offset by lower product gross margins due to a product mix shift. Direct sales and marketing expenses decreased as a percentage of segment revenue, as well as in absolute dollars, primarily due to decreased compensation costs, including commission expenses, and lower facilities and IT allocations.

APAC

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2014	2013	2012	2014	2013
Revenues	$332,800	$335,832	$357,806	(1)%	(6)%
Contribution margin	$140,365	$136,462	$147,699	3%	(8)%
Contribution margin as % of APAC revenues	42%	41%	41%	1 pt	—

The decrease in our APAC segment revenues in 2014 from 2013 was primarily due to decreased revenues from Japan and China, partially offset by increased revenues in India and Australia. On a year-over-year basis, the decrease in APAC segment revenues was primarily driven by decreased revenues from UC group systems, partially offset by increased revenues from UC personal devices and UC platform products and the related services. The decrease in UC group systems revenues in APAC was primarily driven by decreased revenues from group video and immersive telepresence products and the related services, partially offset by increased group voice revenues. Although we saw sequential revenue increases quarter-by-quarter in 2014 in certain countries in the region, the overall macro-economic environment in the APAC region still remained challenging.

The decrease in our APAC segment revenues in 2013 from 2012 was primarily driven by decreased revenues from UC group systems and, to a lesser extent, from UC platform products and the related services, partially offset by increased revenues from UC personal devices products and the related services. On a year-over-year basis, decreases in UC group systems revenues in APAC were primarily driven by decreased group video revenues and, to a lesser extent, decreased immersive telepresence and group voice revenues. Decreases in UC platform revenues were as a result of decreased sales of our RealPresence products and services. Increases in UC personal devices revenues were primarily driven by increased desktop voice sales as a result of Skype for Business voice deployments, partially offset by decreases in desktop video revenues. Revenues decreased year-over-year in India and China, partially offset by increased revenues in Japan and Australia. The overall decline in our APAC segment revenues in 2013 was primarily due to softer demand and a challenging macro-economic environment in the region.

In 2014, 2013, and 2012, two channel partners in our APAC segment, in aggregate, accounted for 30%, 28%, and 33%, respectively, of our APAC segment revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our segment net revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

The increase in contribution margin as a percentage of APAC segment revenues in 2014 over 2013 was primarily due to decreased sales and marketing expenses as a percentage of revenues, partially offset by slightly lower gross margins. The decrease in direct sales and marketing expenses was driven by lower headcount-related costs as a result of our restructuring actions, including lower compensation and commission expenses and lower headcount-related allocations, as well as decreased spending on marketing programs. The slightly decreased gross margins was primarily due to decreased product gross margins as a percentage of revenues as a result of a product mix shift and higher percentage of revenues in China and India, which typically have lower gross margins, largely offset by increased service gross margins year-over-year.

Contribution margin as a percentage of APAC segment revenues remained relative flat in 2013 as compared to 2012, primarily due to slightly lower gross margins while direct sales and marketing expenses as a percentage of revenue were essentially flat, which resulted in less than 1 percentage point change in contribution margin. The decrease in gross margins was driven primarily by lower product gross margins due to lower product revenues, as well as a product mix shift toward lower margin UC personal devices, partially offset by higher service gross margins.

Selected Quarterly Financial Data

The following table provides our unaudited selected quarterly financial data for the eight quarters ended December 31, 2014. The financial information should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. We have prepared the unaudited quarterly financial information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	2014				2013
	Forth Quarter	Third Quarter	Second Quarter	First Quarter	Forth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share amounts)
	(Unaudited)
Revenue	$348,925	$335,686	$332,019	$328,524	$347,942	$336,461	$345,234	$338,752
Gross Profit	$201,132	$196,670	$195,222	$191,985	$197,032	$195,044	$201,598	$199,097
Operating income (loss)	$22,246	$19,013	$12,108	$(6,914)	$(441)	$(22,349)	$6,091	$(495)
Net income (loss) from continuing operations	$20,482	$17,011	$8,557	$(3,991)	$(1,969)	$(23,978)	$5,295	$2,117
Net gain from sale of discontinued operations	$—	$—	$—	$—	$—	$—	$—	$459
Net income (loss)	$20,482	$17,011	$8,557	$(3,991)	$(1,969)	$(23,978)	$5,295	$2,576

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.15	$0.12	$0.06	$(0.03)	$(0.01)	$(0.14)	$0.03	$0.01
Net gain per share from sale of discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Basic net income (loss) per share	$0.15	$0.12	$0.06	$(0.03)	$(0.01)	$(0.14)	$0.03	$0.01

Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.15	$0.12	$0.06	$(0.03)	$(0.01)	$(0.14)	$0.03	$0.01
Net gain per share from sale of discontinued operations	$—	$—	$—	$—	$—	$—	$—	$—
Diluted net income (loss) per share	$0.15	$0.12	$0.06	$(0.03)	$(0.01)	$(0.14)	$0.03	$0.01

Liquidity and Capital Resources

As of December 31, 2014, our principal sources of liquidity included cash and cash equivalents of $443.1 million, short-term investments of $185.8 million and long-term investments of $59.2 million. The majority of our short-term and long-term investments are comprised of U.S. government and agency securities and corporate debt securities. See Note 10 of Notes to Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $7.2 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments located in the United States totaled $269.5 million, and the remaining $418.6 million was held by various foreign subsidiaries outside of the United States as of December 31, 2014. If we would need to access our cash and cash equivalents and investments held outside of the Americas in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock, up to $250.0 million in value, pursuant to the share repurchase authorization announced in September 2013. We were in compliance with all debt covenants as of December 31, 2014. See Note 9 of Notes to Consolidated Financial Statements for further details.

We generated cash from operating activities totaling $205.4 million in 2014, $168.4 million in 2013, and $189.4 million in 2012. The increase in cash provided by operating activities in 2014 from 2013 was due primarily to higher net income, as adjusted for non-cash income and expenses, primarily depreciation and amortization and stock-based compensation expense and increased working capital due to increases in accounts payable and taxes payable, as well as a decrease in inventory, partially offset by a smaller year-over-year increase in other accrued liabilities. The decrease in cash provided from operating activities in 2013 from 2012 was due primarily to the net loss in 2013 compared to net income in 2012, as adjusted for non-cash income and expenses, primarily consisting of depreciation and amortization and stock-based compensation expense, offset by increased working capital due to an increase in other accrued liabilities, primarily deferred revenues, as well as decreases in other prepaid expenses and a smaller year-over-year decline in accounts payable, partially offset by decrease in taxes payable. Our cash from operations can fluctuate significantly from quarter to quarter and is generally lower in the first and third fiscal quarters due to the timing of payments related to certain employee related compensation plans and the seasonality of our business.

The total net change in cash and cash equivalents for the year ended December 31, 2014 was an increase of $50.5 million. The primary sources of cash were $205.4 million from operating activities, $23.7 million of cash proceeds from the exercise of stock options and purchases under the employee stock purchase plan, and $3.4 million of excess tax benefits. The primary uses of cash during this period were $64.8 million for share repurchases (including fees and expenses associated with stock repurchase programs), $54.9 million for purchases of property and equipment and capitalized software development costs, $56.0 million of net purchases of investments, and $6.3 million of debt payments.

Our days-sales-outstanding (“DSO”) metric ranged from 44 days to 51 days during 2014 compared to a range of 47 days to 54 days in 2013. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, a change in the mix of international receivables, changes in payment terms, and increases in receivables from service providers and government entities which also have customarily longer payment terms. DSO could also be negatively impacted if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns ranged from 5.2 turns to 5.9 turns in 2014 as compared to a range of 5.3 turns to 5.8 turns in 2013. We believe inventory turns in the future may fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

We enter into foreign currency forward contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the balance sheet at each reporting period the fair value of our foreign currency forward contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded in “Interest and other income (expense), net” in the Consolidated Statements of Operations, offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending on the size of our hedging program, on whether we are purchasing or selling foreign currency relative to the U.S. dollar and on interest rate spreads between the U.S. and other foreign markets.

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

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market or through privately negotiated transactions. In September 2013, our Board of Directors authorized the repurchase of $400.0 million, or approximately 20% of our outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent privately negotiated transactions. We funded the program with $150.0 million in cash and a $250.0 million Term Loan. The Tender Offer expired on October 30, 2013. On December 4, 2013, we announced plans to repurchase an aggregate of $114.6 million of common stock through an accelerated share repurchase (“ASR”) program and entered into separate ASR agreements with two financial institutions. The ASR program represents the last phase of our $400.0 million Return of Capital Program. Under the terms of the ASR agreements, we paid an aggregate $114.6 million of cash and took an initial delivery of approximately 8.0 million shares in December 2013. The ASR contracts were settled in June 2014, whereby we received an additional 1.5 million shares upon settlement. The aggregate 9.5 million shares ultimately purchased under the ASR program was determined based on our volume-weighted average stock price less an agreed upon discount during the term of the transactions. Total shares repurchased were immediately retired upon delivery. In July 2014, our Board of Directors approved a new share repurchase plan (“the 2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. During the years ended December 31, 2014, 2013, and 2012, we purchased approximately 5.3 million, 45.2 million, and 5.1 million shares, respectively, of our common stock for cash of $50.0 million, $502.3 million, and $55.0 million, respectively, including the shares repurchased through the Tender Offer and ASR programs. As of December 31, 2014, $150.0 million remained authorized under the 2014 repurchase plan. See Note 15 of Notes to our Consolidated Financial Statements for further details.

At December 31, 2014, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $174.3 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Consolidated Financial Statements once goods or services have been received or at such time when we are obligated to make payments related to these goods, services or leases. In addition, our banks have issued letters of credit totaling approximately $7.2 million, which are used to secure the leases on some of our offices, as well as other legal, tax, and insurance obligations. The table set forth below shows, as of December 31, 2014, the future minimum lease payments due under our current lease obligations. The table below excludes approximately $10.3 million related to the current portion of future minimum lease payments associated with leased space that was restructured. The non-current portion of minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance.

Our contractual obligations as of December 31, 2014 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
2015	$22,858	$4,139	$126	$174,299	$6,250	$6,058	$213,730
2016	17,785	3,151	8,230	5	6,250	8,065	43,486
2017	15,482	2,640	5,651	10	6,250	9,233	39,266
2018	11,352	1,611	5,780	—	223,438	6,674	248,855
2019	10,877	1,547	6,403	—	—	—	18,827
Thereafter	20,640	2,755	22,999	—	—	—	46,394
Total payments	$98,994	$15,843	$49,189	$174,314	$242,188	$30,030	$610,558

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates as of December 31, 2014 plus a spread of 1.75%.

Additionally, as of December 31, 2014, we have a $23.3 million of unrecognized tax benefits inclusive of interest (not included in the table above) as compared to $23.5 million at December 31, 2013. By the end of 2015, uncertain tax positions may be reduced as a result of a lapse in the applicable statutes of limitations. We anticipate that the reduction would approximate $0.7 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

We believe that our available cash, cash equivalents and investments will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months based on our current business plans. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to us and would not be dilutive. Our future liquidity and cash requirements will depend on numerous factors, including the introduction of new products and potential acquisitions of related businesses or technology.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America. We review the accounting policies used in reporting our financial results on a regular basis. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our process used to develop estimates, including those related to product returns, accounts receivable, inventories, investments, intangible assets, income taxes, warranty obligations, stock compensation costs, restructuring, contingencies and litigation. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates due to actual outcomes being different from those on which we based our assumptions. These estimates and judgments are reviewed by management on an ongoing basis and by the Audit Committee at the end of each quarter prior to the public release of our financial results. We believe the following critical accounting policies affect our significant judgments and estimates used in the preparation of our Consolidated Financial Statements. See Note 2 of Notes to Consolidated Financial Statements for additional discussion of our accounting policies.

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

Deferred and Refundable Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2014, we have $92.7 million in net deferred tax assets. Included in the net deferred tax asset balance is a $3.2 million valuation allowance, $2.7 million of which was recorded related to research credits in a jurisdiction with a history of credits in excess of taxable profits and $0.5 million of which relates to foreign tax credit carryforwards.

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

Our cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy.

As of December 31, 2014, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate bonds, commercial paper, non-U.S. government securities and money market funds. Included in available-for-sale securities are cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and our counterparties are large money center banks and regional banks. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For more information on the fair values of our marketable securities and foreign currency contracts, see Note 11 of Notes to Consolidated Financial Statements.

The Term Loan under the Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to us for debt with similar terms and maturities. We have elected not to record the Term Loan at fair value, but have measured it at fair value for disclosure purposes. At December 31, 2014 and 2013, the estimated fair value of the Term Loan was approximately $234.9 million and $247.5 million, respectively, based on observable market inputs.

Goodwill and Purchased Intangibles

We review goodwill for impairment annually in the fourth quarter of each calendar year, or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. We adopted the amended accounting guidance, which permits us to choose to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If based on this assessment we determine that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The identification and measurement of goodwill impairment involves the estimation of the fair value of the reporting units based on the best information available as of the date of the assessment, which primarily incorporates management assumptions about expected future cash flows. Future cash flows can be affected by changes in industry or market conditions or the rate and extent to which anticipated synergies or cost savings are realized with newly acquired entities.

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. Our business is organized around four major geographic theatres: North America, Caribbean and Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) which were determined to be our reporting units in 2014 and 2013. For reporting purposes, we aggregate North America and CALA into one segment named Americas and report EMEA and APAC as separate segments.

In the fourth quarter of 2014, we performed the qualitative assessment for our four reporting units. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors there were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For the industry in which the reporting units operate, we considered growth projections from independent sources and significant developments or transactions within the industry during 2014, where applicable. We concluded that each of reporting unit specific and industry factors had either a positive or neutral impact on the fair value of each of the reporting units. We also determined that macroeconomic factors during 2014 did not have a significant impact on the discount rates and growth rates used for the valuation performed. Based on the qualitative assessment, we concluded that, for the four reporting units, it is more likely than not that the fair value of each reporting unit exceeded its carrying amount and there was no indication of impairment. As a result, we determined that performing the two-step impairment test was unnecessary and that no impairment charge was required. Although our analysis regarding the fair values of goodwill indicates that it exceeded its carrying value, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in goodwill impairment losses in the future.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to six years. We periodically assess whether any impairment indicators exist on purchased intangibles with finite lives. Long-lived assets, including intangible assets with finite lives, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. There was no impairment charge related to the purchased intangible assets recorded in 2014 or 2013 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

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

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

A sensitivity analysis was performed on our investment portfolio as of December 31, 2014. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. We model the effect of an immediate parallel shift in the yield curve. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at December 31, 2014 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS), 100 BPS and 150 BPS (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/31/2014	+50 BPS	+100 BPS	+150 BPS
$246,079	$245,712	$245,346	$244,980	$244,613	$244,246	$243,880

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of December 31, 2014, the weighted average interest rate on the Term Loan was 2.04%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in United States dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rates fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound, Israeli Shekel, Japanese Yen, Brazilian Real, Chinese Yuan, and Mexican Peso relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to only enter into hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

As of December 31, 2014, we had net outstanding forward exchange contracts to sell 42.6 million Euros at 1.32, 18.1 million Mexican Pesos at 14.07, 334.6 million Japanese Yen at 118.03, 11.1 million Brazilian Reals at 2.64, 1.4 million British Pounds at 1.64, and to buy 7.0 million Chinese Yuan at 6.30,  and  6.2 million Israeli Shekels at 3.58. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of December 31, 2014, we had no outstanding forward exchange contracts maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues and operating expenses denominated in the Chinese Yuan, Euro, British Pound, and Israeli Shekel. As of December 31, 2014, we had an outstanding foreign exchange contract to buy 75.1 million Chinese Yuan at 6.31, and 51.7 million Israeli Shekels at 3.57, and to sell 20.8 million Euros at 1.31, and 2.4 million British Pounds at 1.63. The forward exchange contract, carried at fair value, typically matures in 360 days or less. As of December 31, 2014, we had outstanding foreign exchange contracts to sell 25.1 million Euros at 1.23, 5.8 million British Pounds at 1.56, and to buy 62.6 million Chinese Yuan at 6.4, and 44.4 million Israeli Shekels at 3.88. These forward exchange contracts, carried at fair value, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of December 31, 2014, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 and the financial statement schedules required by Item 15(a)(2) are included herein beginning on page F-1 and page S-1, respectively, located after the signature page of this Form 10-K. The supplemental financial information required by this Item 8, is included in Part II, Item 7 under the caption "Selected Quarterly Financial Data," which is incorporated herein by reference.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee (including the director nomination process) and audit committee required by this item is included under the caption “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 20, 2015, are as follows:

Name	Age	Position(s)
Peter A. Leav*	44	President and Chief Executive Officer
Laura J. Durr	54	Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
Sayed M. Darwish	49	Chief Legal Officer, Executive Vice President of Corporate Development and Secretary
Michael J. Frendo	54	Executive Vice President of Worldwide Engineering

*	Member of the Board of Directors.

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. There is no family relationship between any of our executive officers or directors.

Mr. Leav has served as our President and Chief Executive Officer since December 2013. Prior to joining Polycom, Mr. Leav served as Executive Vice President and President, Industry and Field Operations of NCR Corporation, a global technology company, from June 2012 to November 2013.  Mr. Leav served as Executive Vice President, Global Sales, Professional Services and Consumables of NCR from November 2011 to June 2012, and as Senior Vice President, Worldwide Sales of NCR from January 2009 to October 2011.  Prior to joining NCR, he served as Corporate Vice President and General Manager of Motorola, Inc., a provider of mobility products and solutions across broadband and wireless networks, from November 2008 to January 2009, as Vice President and General Manager from December 2007 to November 2008, and as Vice President of Sales from December 2006 to December 2007.  From November 2004 to December 2006, Mr. Leav was Director of Sales for Symbol Technologies, Inc., an information technology company. Prior to this position, Mr. Leav was Regional Sales Manager at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, from July 2000 to November 2004. Mr. Leav has served on the board of directors of HD Supply, Inc. since October 2014.  Mr. Leav holds a B.A. from Lehigh University.

Ms. Durr has served as our Chief Financial Officer, Chief Accounting Officer, and Executive Vice President since May 2014.  Ms. Durr also served as our Senior Vice President, Worldwide Controller and Chief Accounting Officer from October 2011 to September 2013, Vice President, Worldwide Controller and Chief Accounting Officer from March 2005 to October 2011 and as Assistant Controller from March 2004 to March 2005. Prior to joining Polycom, Ms. Durr served as the Director of Finance and Administration for QuickSilver Technology, Inc. from February 2003 to March 2004, as an independent consultant from July 2002 to February 2003 and as the Corporate Controller for C Speed Corporation from April 2001 to June 2002. From October 1999 to October 2000, Ms. Durr was a business unit Controller at Lucent Technologies, Inc. after Lucent’s acquisition of International Network Services, where she served as the Corporate Controller from May 1995 to October 1999. Ms. Durr also spent six years in various capacities at Price Waterhouse LLP. Ms. Durr is a certified public accountant and holds a B.S. in Accounting from San Jose State University.

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

Mr. Frendo has served as our Executive Vice President of Worldwide Engineering since May 2014.  Prior to joining Polycom, Mr. Frendo served as Senior Vice President of Architecture at Infinera Corporation, an optical telecommunications company, from March 2010 to May 2014.  Prior to that, Mr. Frendo served as General Manager of the Unified Communications Solutions Business Unit and Senior Vice President at Avaya, Inc., a business collaboration and communications solutions company, from October 2008 to March 2010.  Before Avaya, Mr. Frendo held various corporate executive, engineering and business unit leadership roles including General Manager of the High End Security Business unit at Juniper Networks, Inc., Senior VP of Worldwide Engineering for McDATA Corporation and Vice President for Systems and Software Engineering in Cisco’s Voice Technology Group. Mr. Frendo holds a Ph.D. and Master of Engineering in Electrical Engineering from McMaster University and a B.S. in Computer Science from the University of Western Ontario.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2015 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2015 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014.

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

POLYCOM, INC.
/s/ PETER A. LEAV
Peter A. Leav
Chief Executive Officer, President and Director

Date: February 20, 2015

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS:

That the undersigned officers and directors of Polycom, Inc., a Delaware corporation, do hereby constitute and appoint Peter A. Leav and Laura J. Durr, or either of them, the lawful attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute or substitutes may do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ PETER A. LEAV	Chief Executive Officer, President and Director	February 20, 2015
Peter A. Leav	(Principal Executive Officer)
/S/ LAURA J. DURR	Chief Financial Officer, Chief Accounting Officer, and Executive Vice President	February 20, 2015
Laura J. Durr	(Principal Financial Officer and Principal Accounting Officer)
/S/ BETSY S. ATKINS	Director	February 20, 2015
Betsy S. Atkins
/S/ MARTHA H. BEJAR	Director	February 20, 2015
Martha H. Bejar
/S/ ROBERT J. FRANKENBERG	Director	February 20, 2015
Robert J. Frankenberg
/S/ JOHN A. KELLEY	Director	February 20, 2015
John A. Kelley
/S/ D. SCOTT MERCER	Director	February 20, 2015
D. Scott Mercer
/S/ WILLIAM A. OWENS	Director	February 20, 2015
William A. Owens
/S/ KEVIN T. PARKER	Chairman of the Board and Director	February 20, 2015
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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ PETER A. LEAV	/s/ Laura J. Durr
Peter A. Leav President and Chief Executive Officer	Laura J. Durr Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
February 20, 2015	February 20, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing on page F-1 present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 20, 2015

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$443,132	$392,629
Short-term investments	185,783	134,684
Trade receivables, net of allowance for doubtful accounts of $3,040 and $2,827 at December 31, 2014 and 2013, respectively	169,400	183,369
Inventories	100,328	103,309
Deferred taxes	38,805	37,085
Prepaid expenses and other current assets	61,072	50,352
Total current assets	998,520	901,428
Property and equipment, net	109,195	115,157
Long-term investments	59,197	56,372
Goodwill	559,231	559,460
Purchased intangibles, net	24,567	37,458
Deferred taxes	54,019	51,398
Other assets	26,493	27,757
Total assets	$1,831,222	$1,749,030
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$108,172	$84,640
Accrued payroll and related liabilities	42,901	40,162
Taxes payable	4,056	5,389
Deferred revenue	173,532	172,408
Current portion of long-term debt	6,250	6,250
Other accrued liabilities	86,193	77,744
Total current liabilities	421,104	386,593
Non-current liabilities
Long-term deferred revenue	89,366	87,467
Taxes payable	11,719	12,419
Deferred taxes	173	149
Long-term debt	235,938	242,188
Other non-current liabilities	49,189	43,849
Total non-current liabilities	386,385	386,072
Total liabilities	807,489	772,665
Commitments and contingencies (Note 13)
Stockholders' equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 135,204,948 shares at December 31, 2014 and 135,159,966 shares at December 31, 2013	68	68
Additional paid-in capital	1,155,829	1,104,273
Accumulated deficit	(136,275)	(132,348)
Accumulated other comprehensive income	4,111	4,372
Total stockholders' equity	1,023,733	976,365
Total liabilities and stockholders' equity	$1,831,222	$1,749,030

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues:
Product revenues	$960,726	$991,110	$1,042,484
Service revenues	384,428	377,279	350,144
Total revenues	1,345,154	1,368,389	1,392,628
Cost of revenues:
Cost of product revenues	406,625	422,429	426,369
Cost of service revenues	153,520	153,189	142,827
Total cost of revenues	560,145	575,618	569,196
Gross profit	785,009	792,771	823,432
Operating expenses:
Sales and marketing	388,761	435,047	464,353
Research and development	196,495	216,032	208,510
General and administrative	99,886	96,602	98,285
Amortization of purchased intangibles	9,781	10,389	9,830
Restructuring costs	40,347	48,470	22,024
Litigation reserves and payments	3,130	—	—
Transaction-related costs	156	3,424	14,064
Total operating expenses	738,556	809,964	817,066
Operating income (loss)	46,453	(17,193)	6,366
Interest and other income (expense), net
Interest expense	(5,893)	(3,217)	(751)
Other income (expense)	2,455	(1,794)	(3,117)
Interest and other income (expense), net	(3,438)	(5,011)	(3,868)
Income (loss) from continuing operations before provision for (benefit from) income taxes	43,015	(22,204)	2,498
Provision for (benefit from) income taxes	956	(3,669)	39,467
Net income (loss) from continuing operations	42,059	(18,535)	(36,969)
Income from discontinued operations, net of taxes	—	—	9,888
Gain from sale of discontinued operations, net of taxes	—	459	35,425
Net income (loss)	$42,059	$(18,076)	$8,344
Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.31	$(0.11)	$(0.21)
Income per share from discontinued operations, net of taxes	—	—	0.06
Gain per share from sale of discontinued operations, net of taxes	—	—	0.20
Basic net income (loss) per share	$0.31	$(0.11)	$0.05
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.30	$(0.11)	$(0.21)
Income per share from discontinued operations, net of taxes	—	—	0.06
Gain per share from sale of discontinued operations, net of taxes	—	—	0.20
Diluted net income (loss) per share	$0.30	$(0.11)	$0.05
Number of shares used in computation of net income (loss) per share:
Basic	136,801	167,272	176,878
Diluted	142,005	167,272	176,878

Note: As a result of the net loss from continuing operations for 2013 and 2012, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$42,059	$(18,076)	$8,344
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,422)	1,039	1,339
Unrealized gains/losses on investments:
Unrealized holding gains (losses) arising during the period	(115)	18	(30)
Net gains/losses reclassified into earnings	(10)	53	(7)
Net unrealized gains (losses) on investments	(125)	71	(37)
Unrealized gains/losses on hedging securities:
Unrealized hedge gains arising during the period	3,627	1,374	1,018
Net gains/losses reclassified into earnings for revenue hedges	(1,170)	(207)	(7,133)
Net gains/losses reclassified into earnings for expense hedges	(1,171)	(2,101)	3,399
Net unrealized gains (losses) on hedging securities	1,286	(934)	(2,716)
Other comprehensive income (loss)	(261)	176	(1,414)
Comprehensive income (loss)	$41,798	$(17,900)	$6,930

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	Income	Deficit)	Total
Balances, December 31, 2011	176,316,968	$40	$1,246,201	$5,610	$116,761	$1,368,612
Net income	—	—	—	—	8,344	8,344
Other comprehensive loss	—	—	—	(1,414)	—	(1,414)
Issuance of vested performance shares and restricted stock units	2,463,130	—	—	—	—	—
Exercise of stock options under stock option plan	579,712	—	4,856	—	—	4,856
Shares purchased under employee stock purchase plan	1,867,683	1	20,975	—	—	20,976
Purchase and retirement of common stock at cost	(5,903,608)	(3)	(39,897)	—	(28,001)	(67,901)
Stock-based compensation	—	—	89,245	—	—	89,245
Tax benefit from stock option activity	—	—	5,056	—	—	5,056
Balances, December 31, 2012	175,323,885	$38	$1,326,436	$4,196	$97,104	$1,427,774
Net loss	—	—	—	—	(18,076)	(18,076)
Other comprehensive income	—	—	—	176	—	176
Issuance of vested performance shares and restricted stock units	2,828,464	—	—	—	—	—
Exercise of stock options under stock option plan	187,682	—	1,786	—	—	1,786
Shares purchased under employee stock purchase plan	2,904,287	1	21,539	—	—	21,540
Purchase and retirement of common stock at cost, including fees and expenses	(46,084,352)	(22)	(275,782)	—	(211,376)	(487,180)
Common stock repurchase holdback	—	—	(27,922)	—	—	(27,922)
Stock-based compensation	—	—	64,665	—	—	64,665
Tax expense for stock-based award activity	—	—	(6,398)	—	—	(6,398)
Correction of an error in par value	—	51	(51)	—	—	—
Balances, December 31, 2013	135,159,966	$68	$1,104,273	$4,372	$(132,348)	$976,365
Net income	—	—	—	—	42,059	42,059
Other comprehensive loss	—	—	—	(261)	—	(261)
Issuance of vested performance shares and restricted stock units	3,467,414	2	(2)	—	—	—
Exercise of stock options under stock option plan	133,037	—	1,513	—	—	1,513
Shares purchased under employee stock purchase plan	2,944,069	1	22,216	—	—	22,217
Purchase and retirement of common stock at cost	(6,499,538)	(3)	(18,773)	—	(45,986)	(64,762)
Stock-based compensation	—	—	48,204	—	—	48,204
Tax expense for stock-based award activity	—	—	(1,602)	—	—	(1,602)
Balances, December 31, 2014	135,204,948	$68	$1,155,829	$4,111	$(136,275)	$1,023,733

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$42,059	$(18,076)	$8,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,412	64,779	61,586
Amortization of purchased intangibles	12,891	19,825	20,318
Amortization of capitalized software development costs for products to be sold	1,704	196	—
Amortization of debt issuance costs	533	178	—
Amortization of discounts and premiums on investments, net	1,964	1,816	2,381
Provision for doubtful accounts	600	—	1,100
Write-down of excess and obsolete inventories	6,532	7,390	6,420
Stock-based compensation expense	47,960	64,465	89,245
Excess tax benefits from stock-based compensation expense	(3,371)	(920)	(9,297)
Loss on disposal of property and equipment	5,007	5,859	4,080
Net gain on sale of discontinued operations	—	(459)	(35,425)
Tax expense on company reorganization	—	—	38,836
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	13,479	13,809	16,582
Inventories	(3,551)	(10,739)	(11,428)
Deferred taxes	(17,792)	(14,332)	(15,933)
Prepaid expenses and other assets	(8,456)	(637)	(7,424)
Accounts payable	19,006	(5,184)	(22,901)
Taxes payable	9,825	(5,848)	5,123
Other accrued liabilities and deferred revenue	19,624	46,320	37,754
Net cash provided by operating activities	205,426	168,442	189,361
Cash flows from investing activities:
Purchases of property and equipment	(50,133)	(53,042)	(67,270)
Capitalized software development costs for products to be sold	(4,807)	(2,165)	—
Purchases of investments	(269,842)	(228,238)	(315,012)
Proceeds from sales of investments	45,492	45,467	52,286
Proceeds from maturities of investments	168,328	237,499	229,211
Net cash received from sale of discontinued operations	—	556	50,411
Net cash paid in purchase acquisitions	—	(7,974)	(4,583)
Net cash used in investing activities	(110,962)	(7,897)	(54,957)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	23,729	23,326	25,832
Proceeds from debt, net of debt issuance costs	—	247,349	—
Payments on debt	(6,250)	(1,562)	—
Purchase and retirement of common stock	(64,811)	(515,022)	(67,901)
Excess tax benefits from stock-based compensation expense	3,371	920	9,297
Net cash used in financing activities	(43,961)	(244,989)	(32,772)
Net increase (decrease) in cash and cash equivalents	50,503	(84,444)	101,632
Cash and cash equivalents, beginning of period	392,629	477,073	375,441
Cash and cash equivalents, end of period	$443,132	$392,629	$477,073
Supplemental Disclosures of Cash flow information:
Cash paid for interest	$5,028	$2,847	$751
Cash paid for income taxes	$15,273	$9,505	$24,570

The consolidated statement of cash flows for 2012 includes combined cash flows from continuing operations along with discontinued operations.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation:

Description of Business:

Polycom, Inc. (“Polycom” or “the Company”) is a leading global provider of high-quality, easy-to-use communication solutions that enable enterprise, government, education and healthcare customers to more effectively collaborate over distance, time zones and organizational boundaries. The Company’s solutions are built on architectures that enable unified video, voice and content communications.

Polycom was incorporated in the state of Delaware in December 1990 and trades on the NASDAQ Global Select Market under the ticker symbol “PLCM”.

Principles of Accounting and Consolidation:

These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Investments:

Investments are classified as short-term or long-term based on their remaining maturities. The Company’s short-term and long-term investments as of December 31, 2014 are comprised of U.S. and non-U.S. government securities, U.S. agency securities and corporate debt securities. All investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2014 and 2013, all of the Company’s investments were classified as available-for-sale and unrealized gains and losses on investments are recorded as a separate component of “Accumulated other comprehensive income” in the Consolidated Statements of Stockholders’ Equity. The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis. If the investments are sold at a loss or are considered to have other-than-temporarily declined in value, the amount of the loss or write-down is accounted for as a realized loss and included in earnings. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in “Interest and other income (expense), net” in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts:

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly performs credit evaluations of its customers' financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay. The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on the Company's assessment of its customers' abilities to pay. If the financial conditions of the Company’s customers were to deteriorate, adversely affecting their abilities to make payments, additional allowances would be required.

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

Property and Equipment:

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, generally from one to seven years. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the related assets, typically three to thirteen years. Disposals of capital equipment are recorded by removing the costs and accumulated depreciation from the accounts and gains or losses on disposals are included in “Interest and other income (expense), net” in the Consolidated Statements of Operations.

Goodwill:

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is regularly reviewed for potential impairment. The Company reviews goodwill for impairment annually during the fourth quarter of each calendar year, or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company performs an initial qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after the initial qualitative assessment, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company is required to perform a two-step impairment test to assess if a potential impairment has occurred and measure an impairment loss, if any. For further discussion of goodwill and its impairment review, see Note 6.

Long-Lived Assets:

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to six years. Purchased intangible assets determined to have indefinite useful lives are not amortized. Long-lived assets, including purchased intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset or group of assets and their eventual disposition. The Company periodically assesses the remaining useful lives of long-lived assets. Measurement of an impairment loss for long-lived assets that management expects to hold and use is based on the estimated fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or estimated fair value less costs to sell.

Guarantees:

Warranty

The Company provides for the estimated costs of product warranties at the time revenue is recognized. The specific terms and conditions of those warranties vary depending upon the product sold. In the case of hardware products, warranties generally start from the delivery date and continue for one year. Software products generally carry a 90-day warranty from the date of purchase. The Company’s liability under warranties on software products is to provide a corrected copy of any portion of the software found not to be in substantial compliance with the agreed upon specifications. Factors that affect the Company’s warranty obligation include product failure rates, material usage and service delivery costs incurred in correcting product failures. The Company assesses the adequacy of the recorded warranty liabilities every quarter and makes adjustments to the liability if necessary.

Deferred Services Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive service and support in addition to, or subsequent to, the expiration of the contractual product warranty. The Company also provides managed services to its customers under contractual arrangements. The Company recognizes the maintenance and managed services revenues from these contracts over the life of the service contract.

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

When the Company is unable to establish the selling price using VSOE or TPE, the Company uses ESP in its allocation of revenue for the arrangement. ESP represents the price at which the Company would transact a sale if the element were sold on a stand-alone basis. The Company determines ESP for a product by considering multiple factors including, but not limited to, geographies, market conditions, competitive landscape, and pricing practices. The determination of ESP is made based on review of historical sales price, taking into consideration the Company’s go-to-market strategy. Generally, the Company uses historical net selling prices to establish ESP. The Company regularly reviews its basis for establishing VSOE, TPE and ESP.

Sales Returns, Channel Partner Programs and Incentives

The Company’s contracts generally do not provide for a right of return on any of its products. However, a limited number of contracts contain stock rotation rights. The Company records an estimate of future returns based upon these contractual rights and its historical returns experience. The Company records estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. The Company also accrues for co-op marketing funds as a marketing expense if the Company receives an identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.

Research and Development and Software Development Costs:

The Company expenses research and development costs as incurred.

Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Eligible and material software development costs are capitalized upon the establishment of technological feasibility and before the general availability of such software products, including direct labor and related overhead costs, as well as stock-based compensation. The Company has defined technological feasibility as the establishment of a working model, which typically occurs when beta testing commences. The Company capitalized approximately $5.1 million and $2.4 million of development costs in 2014 and 2013, respectively, for software products to be marketed or sold to customers. There were no such costs capitalized in 2012 as the software development costs qualifying for capitalization were insignificant. The capitalized costs are included in “Other assets” in the Company’s Consolidated Balance Sheets and are being amortized on a product-by-product basis using the straight-line method over the estimated product life, generally three years, or on the ratio of current revenues to total projected product revenues, whichever is greater. Management believes that the capitalized software costs will be recoverable from future gross profits generated by these products.

Advertising:

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2014, 2013, and 2012 was $13.6 million, $14.9 million, and $22.3 million, respectively.

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

Foreign Currency Translation:

Assets and liabilities of non-U.S subsidiaries, where that local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates in effect during the period. The resulting translation adjustments are directly recorded to a separate component of “Accumulated other comprehensive income” on the Consolidated Balance Sheets. Foreign exchange transaction gains and losses from the remeasurement of non-functional currency denominated assets and liabilities have not been significant to date and are included in the Company’s Consolidated Statements of Operations as part of “Interest and other income (expense), net”.

As a result of the sale of the Company’s former enterprise wireless voice solutions (the “EWS”) business in December 2012 (see Note 4), which included a wholly owned Danish subsidiary with a Danish Krone functional currency, the Company recognized the associated currency translation adjustment balance of $1.1 million which effectively reduced the gain from sale of the discontinued operations.

The following table sets forth the change of foreign currency translation adjustments during each reporting period and the balances as of December 31 (in thousands):

	2014	2013	2012
Beginning balance	$4,219	$3,180	$1,841
Foreign currency translation adjustments	(1,422)	1,039	1,339
Ending balance	$2,797	$4,219	$3,180

Derivative Instruments:

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated and qualifying as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a separate component of “Accumulated other comprehensive income” in the Consolidated Statements of Stockholders’ Equity and is subsequently reclassified into earnings when the hedged exposure affects earnings. The excluded and ineffective portions of the gain or loss are reported in earnings immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in earnings in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk.

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

The Company’s cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices for identical assets in active markets include money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, corporate bonds and commercial paper. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data.

The principal market where the Company executes its foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. The market participants and the Company’s counterparties are large money center banks and regional banks. The Company’s foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources such as spot rates, interest rate differentials rates and credit default rates, which do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

In addition, the Company has facilities-related liabilities related to restructuring which were calculated based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections and estimated sublease income. These assumptions involve significant judgment, and are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value due to their short-term maturities.

Stock-Based Compensation:

The Company’s stock-based compensation programs consist of grants of stock-based awards to employees and non-employee directors, including stock options, restricted stock units and performance shares, as well as purchase rights pursuant to the Company’s Employee Stock Purchase Plan (“ESPP”). Stock-based compensation expense based on the estimated fair value of these awards is charged to operations over the requisite service period, which is generally the vesting period, including the effect of forfeitures.

The fair value of stock option and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of the Company’s common stock on the date of grant. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock in relation to the target index of companies over each performance period. Stock-based compensation cost on performance shares with a market condition is not adjusted for subsequent changes regardless of the level of ultimate vesting.

Recent Pronouncements:

In January 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which simplifies income statement classification by removing the concept of extraordinary items from the US GAAP. As a result, items that are both unusual and infrequent will no longer be separately reported net of tax after continuing operations. The new standard is effective for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company does not expect any impact on the adoption of this standard on its Consolidated Financial Statements.

In August 2014, the FASB issued an accounting standard update related to the disclosures around going concern. The new standard provides guidance around management’s responsibility to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The new standard is effective for the annual periods and interim periods within those annual periods beginning after December 15, 2016. Early application is permitted. The Company does not expect any impact on the adoption of this standard on its Consolidated Financial Statements.

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

In July 2013, the FASB issued an accounting standard update which clarifies that an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if such settlement is required or expected in the event the uncertain tax position is disallowed. In situations where a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction or the tax law of the jurisdiction does not require, and the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The Company adopted the guidance in 2014, and such adoption did not have a material impact on its Consolidated Financial Statements.

3. Business Combinations:

On March 1, 2013 the Company completed its acquisition of certain assets of Sentri, Inc. (“Sentri”), a privately-held services company with expertise in Microsoft technologies, for approximately $8.0 million in cash, net of approximately $0.4 million cash released from an escrow account in the three months ended September 30, 2013, as a result of a net working capital adjustment. The total purchase price was allocated to the net tangible and intangible assets based upon their fair values at March 1, 2013 with the excess amount recorded as goodwill. The financial results of Sentri have been included in the Company’s Consolidated Financial Statements from the date of acquisition. Pro forma and actual results of operations of the acquisition were not material to the Company’s Consolidated Financial Statements.

4. Discontinued Operations:

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. The Company received cash consideration of approximately $50.7 million, resulting in a gain on sale of the discontinued operations, net of taxes, of $35.4 million, as reflected in its Consolidated Financial Statements for the year ended December 31, 2012. In 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of the final net working capital adjustment in accordance with the purchase agreement. See Note 18 for discussion of income tax benefit on gain from sale of discontinued operations. Additional cash consideration of up to $37.5 million is payable over the next three years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for fiscal 2014, 2015 and 2016. These conditions were not met for the fiscal year ended December 31, 2013. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. In accordance with accounting guidance, the Company has included the results of operations of EWS in discontinued operations within the Consolidated Statements of Operations for all periods presented.

Summarized results from discontinued operations were as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues	$—	$—	$71,133
Income from discontinued operations	—	—	15,973
Income tax provision	—	—	6,085
Net income from discontinued operations	$—	$—	$9,888

The carrying amounts of the net assets sold at on December 4, 2012 were as follows (in thousands):

Amount
Assets:
Cash and cash equivalents	$248
Trade receivables, net	7,221
Inventories	12,659
Deferred taxes	(306)
Prepaid expense and other assets	295
Property and equipment, net	4,301
Goodwill	30,872
Purchased intangibles, net	5,724
Assets sold	$61,014

Liabilities:
Accounts payable	$2,318
Accrued payroll and related liabilities	1,877
Deferred revenue	5,044
Other accrued liabilities	1,605
Deferred taxes	1,610
Liabilities transferred	$12,454
Net assets sold	$48,560

The Company recorded a gain of $35.4 million in 2012 on the sale of discontinued operations (net of taxes) which was calculated as follows (in thousands):

Amount
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

5. Accounts Receivable Financing

The Company has a financing agreement with an unrelated third party financing company (the “Financing Agreement”) whereby it offers distributors and resellers direct or indirect financing on their purchases of the Company’s products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of our receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Accounting Standards Codification (“ASC”) 860 and is accounted for as a sale of financial assets, the accounts receivable are excluded from the balance sheet upon the third party financing company’s payment remittance to the Company. In certain legal jurisdictions, the arrangement fees that involve maintenance services or products bundled with maintenance at one price do not qualify as a sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with ASC 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In 2014, 2013 and 2012, total transactions entered pursuant to the terms of the Financing Agreement were approximately $194.4 million, $123.4 million, and $28.3 million, respectively, of which $136.0 million, $109.4 million, and $22.9 million, respectively, were related to the transfer of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of December 31, 2014 and 2013 was approximately $28.5 million and $22.9 million, respectively, of which $20.2 million and $21.6 million, respectively, was related to the accounts receivable transferred, and is included in “Trade receivables” in the Company’s Consolidated Balance Sheets. Fees incurred pursuant to the Financing Agreement were approximately $2.6 million, $1.8 million and $0.4 million for the fiscal year ended December 31, 2014, 2013 and 2012, respectively. Those fees were recorded as a reduction to revenues in the Company’s Consolidated Statements of Operations.

6. Goodwill, Purchased Intangibles, and Software Development Costs:

Polycom’s business is organized around four major geographic theaters: North America, Caribbean and Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”), which are considered its reporting units.

In the fourth quarter of 2014, the Company performed the qualitative assessment for its four reporting units. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For the industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry during 2014, where applicable. The Company concluded that each of reporting unit specific and industry factors had either a positive or neutral impact on the fair value of each of the reporting units. The Company also determined that macroeconomic factors during 2014 did not have a significant impact on the discount rates and growth rates used for the valuation performed. Based on the qualitative assessment, the Company concluded that for the four reporting units, it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and there was no indication of impairment. As a result, performing the two-step impairment test was unnecessary and that no impairment charge was required for 2014.

In the fourth quarter of 2013, the Company determined, based on its qualitative assessment, that further testing was necessary and performed a two-step goodwill impairment test to assess if a potential impairment had occurred and to measure an impairment loss, if any. The first step of the two-step test compares a reporting unit’s fair value to its carrying amount. The fair value was determined using an income approach and a market approach, each of which was weighted equally. Under the income approach, the fair value of an asset is based on the value of the estimated cash flows that the asset can be expected to generate in the future. These estimated future cash flows were discounted at rates ranging from 12 to 14 percent to arrive at their respective fair values. Under the market approach, the fair value of the unit is based on an analysis of financial data for publicly traded companies engaged in the same or similar lines of business. The carrying amount of each reporting unit was determined by assigning assets and liabilities, including goodwill, to each reporting unit. Based on the first step test, the estimated fair value of each reporting unit exceeded their respective carrying amount by more than 30%. Therefore, the second step of the two-step goodwill impairment test was not deemed necessary and no impairment charge was required for 2013.

The following table summarizes the changes in carrying amount of goodwill in each of the Company’s segments for the periods presented (in thousands):

	Segments
	Americas	EMEA	APAC	Total
Balance at December 31, 2012	$302,768	$101,882	$149,169	$553,819
Goodwill resulting from an acquisition	5,391	—	—	5,391
Foreign currency translation	—	—	250	250
Balance at December 31, 2013	$308,159	$101,882	$149,419	$559,460
Foreign currency translation	—	—	(229)	(229)
Balance at December 31, 2014	$308,159	$101,882	$149,190	$559,231

The following table sets forth details of the Company’s total purchased intangible assets and capitalized software development costs as of the following periods (in thousands):

	December 31, 2014			December 31, 2013
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(79,986)	$1,192	$81,178	$(76,952)	$4,226
Customer and partner relationships	79,525	(57,983)	21,542	79,525	(48,941)	30,584
Non-compete agreements	1,800	(1,100)	700	1,800	(500)	1,300
Trade name	3,400	(3,229)	171	3,400	(3,089)	311
Other	4,462	(4,418)	44	4,462	(4,343)	119
Finite-lived intangible assets	170,365	(146,716)	23,649	170,365	(133,825)	36,540
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$171,283	$(146,716)	$24,567	$171,283	$(133,825)	$37,458
Capitalized software development costs for products to be sold	$7,416	$(1,900)	$5,516	$2,365	$(196)	$2,169

The Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. No impairment charges related to the Company’s purchased intangible assets were recognized in the years ended December 31, 2014, 2013, and 2012.

The following table summarizes amortization expense recorded in the following periods (in thousands):

	Year Ended December 31,
	2014	2013	2012
Amortization of purchased intangibles in revenues	$75	$75	$75
Amortization of purchased intangibles in cost of product revenues	3,035	9,361	7,635
Amortization of purchased intangibles in operating expenses	9,781	10,389	9,830
Total amortization expenses of purchased intangibles	$12,891	$19,825	$17,540

Amortization expense of purchased intangibles is not allocated to the Company’s operating segments.

The estimated future amortization expense of purchased intangible assets as of December 31, 2014 is as follows (in thousands):

Year ending December 31,	Amount
2015	$10,495
2016	8,484
2017	4,670
2018	—
2019	—
Total	$23,649

7. Balance Sheet Details:

Trade receivables, net, consist of the following (in thousands):

	December 31,
	2014	2013
Gross accounts receivables	$214,664	$225,134
Returns and related reserves	(42,224)	(38,938)
Allowance for doubtful accounts	(3,040)	(2,827)
Total	$169,400	$183,369

Inventories consist of the following (in thousands):

	December 31,
	2014	2013
Raw materials	$1,496	$2,740
Work in process	545	840
Finished goods	98,287	99,729
Total	$100,328	$103,309

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2014	2013
Non-trade receivables	$6,547	$9,251
Prepaid expenses	37,385	31,164
Derivative assets	14,342	6,748
Other current assets	2,798	3,189
Total	$61,072	$50,352

Property and equipment, net, consist of the following (in thousands):

		December 31,
	Estimated useful Life	2014	2013
Computer equipment and software	3 to 5 years	$294,724	$265,222
Equipment, furniture and fixtures	1 to 7 years	115,226	113,214
Tooling equipment	3 years	16,325	20,811
Leasehold improvements	3 to 13 years	59,663	59,595
		485,938	458,842
Less: Accumulated depreciation and amortization		(376,743)	(343,685)
Total		$109,195	$115,157

Deferred revenues consist of the following (in thousands):

	December 31,
	2014	2013
Short-term:
Service	$171,355	$170,701
Product	94	307
License	2,083	1,400
Total	$173,532	$172,408
Long-term:
Service	$85,925	$83,092
License	3,441	4,375
Total	$89,366	$87,467

Changes in the deferred service revenue are as follows (in thousands):

	December 31,
	2014	2013
Balance at beginning of period	$253,793	$241,773
Additions to deferred service revenue	347,896	354,893
Amortization of deferred service revenue	(344,409)	(342,873)
Balance at end of period	$257,280	$253,793

Other accrued liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Accrued expenses	$27,523	$22,515
Accrued co-op expenses	4,102	4,629
Restructuring reserves	12,207	11,238
Warranty obligations	11,613	9,475
Derivative liabilities	8,175	6,780
Employee stock purchase plan withholdings	10,658	10,883
Other accrued liabilities	11,915	12,224
Total	$86,193	$77,744

Changes in the warranty obligations are as follows (in thousands):

	December 31,
	2014	2013
Balance at beginning of period	$9,475	$10,475
Accruals for warranties issued during the period	16,753	16,307
Charges against warranty reserve during the period	(14,615)	(17,307)
Balance at end of period	$11,613	$9,475

8. Restructuring Costs:

In 2014, 2013, and 2012, the Company recorded $40.3 million, $48.5 million, and $22.0 million, respectively, related to restructuring actions that included the elimination or relocation of various positions and the consolidation and elimination of certain facilities. These actions are generally intended to streamline and focus the Company’s efforts and more properly align the Company’s cost structure with its projected future revenue streams.

The following table summarizes the activity of the Company’s restructuring reserves (in thousands):

			Projects
	Severance/Other	Facilities	Discontinued	Total
Balance at December 31, 2011	$2,486	$454	$—	2,940
Additions to the reserve, net	13,090	11,139	—	24,229
Interest accretion	—	591	—	591
Non-cash write-off of leasehold improvements	—	(2,796)	—	(2,796)
Cash payments and other usage	(14,214)	(1,924)	—	(16,138)
Balance at December 31, 2012	$1,362	$7,464	$—	8,826
Additions to the reserve, net	10,185	36,770	2,880	49,835
Interest accretion	—	1,461	—	1,461
Non-cash write-off of leasehold improvements	—	(3,547)	—	(3,547)
Cash payments and other usage	(10,404)	(8,362)	(2,880)	(21,646)
Balance at December 31, 2013	$1,143	$33,786	$—	$34,929
Additions to the reserve, net	11,755	28,524	—	40,279
Interest accretion	—	2,347	—	2,347
Non-cash write-off of leasehold improvements	—	(4,855)	—	(4,855)
Cash payments and other usage	(12,234)	(18,893)	—	(31,127)
Balance at December 31, 2014	$664	$40,909	$—	$41,573

During 2014, management completed the reduction or elimination of certain leased facilities and the elimination of approximately six percent of the Company’s global workforce. These actions were designed to better align expenses to the Company’s revenue and gross margin profile, and position the Company for improved operating performance, pursuant to the announcement in January 2014. As a result, the Company recorded approximately $28.6 million in restructuring charges related to idle facilities upon vacating these facilities. Additions to the reserve include $2.3 million of deferred rent that was expensed in prior periods. Additionally, the Company recorded approximately $11.8 million of restructuring charges related to severance and other employee benefits in 2014.

During 2013, management completed the consolidation and elimination of certain facilities globally and the elimination of approximately four percent of the Company’s global workforce. These actions were generally intended to optimize the organization and manage expenses to gain or improve operating efficiencies and profitability. As a result, the Company recorded approximately $38.2 million in restructuring charges related to idle facilities upon vacating these facilities. Additions to the reserve include $2.8 million of deferred rent that was expensed in prior periods. Additionally, in 2013,the Company recorded approximately $10.2 million of restructuring charges related to severance and other employee benefits, and approximately $2.9 million of other restructuring charges associated with changes to the Company’s product roadmap as it focused on products and solutions with greater revenue and margin potential.

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

The Company does not expect any remaining charges related to these actions to be material. As of December 31, 2014, the restructuring reserve was primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820.

9. Debt:

In September 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) that provides for a $250.0 million term loan (the “Term Loan”) maturing on September 13, 2018 (the “Maturity Date”), which bears interest at the Company’s option at either a base rate plus a spread of 0.50% to 1.00%, or a reserve adjusted LIBOR rate plus a spread of 1.50% to 2.00% based on the Company’s consolidated leverage ratio for the preceding four fiscal quarters.

The Company entered into the Credit Agreement in conjunction with and for purposes of funding purchases of the Company’s common stock pursuant to a $250.0 million modified “Dutch Auction” self-tender offer announced in September 2013. See Note 15 for further details. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty. Amounts repaid or prepaid may not be reborrowed. The Term Loan is secured by substantially all the assets of the Company and certain domestic subsidiaries of the Company that are guarantors under the Credit Agreement, subject to certain exceptions and limitations.

The Credit Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of December 31, 2014. The Credit Agreement also includes customary events of default, the occurrence of which could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

At December 31, 2014, the weighted average interest rate on the Term Loan was 2.04%, the accrued interest on the Term Loan was $0.4 million, and the current and noncurrent portion of the outstanding Term Loan was $6.3 million and $235.9 million, respectively.

The following table summarizes interest expense recognized related to the Term Loan for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Contractual interest expense	$4,940	$1,605	$—
Amortization of debt issuance costs	533	178	—
Total	$5,473	$1,783	$—

10. Investments:

The Company had cash and cash equivalents of $443.1 million and $392.6 million at December 31, 2014 and 2013, respectively. Cash and cash equivalents generally consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, and corporate debt securities.

The Company’s U.S. government securities mostly comprised of direct U.S. Treasury obligations that are guaranteed by the U.S. government and U.S. government agency securities are mostly comprised of U.S. government agency instruments, including mortgage-backed securities. The Company’s Non-U.S. government securities are mostly comprised of non-U.S. government instruments, including state, municipal and foreign government securities. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

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

At December 31, 2014, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows: (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2014:
Investments-Short-term:
U.S. government securities	$26,930	$7	$(2)	$26,935
U.S. government agency securities	59,336	7	(6)	59,337
Non-U.S. government securities	8,764	2	—	8,766
Corporate debt securities	90,782	10	(47)	90,745
Total investments - short-term	$185,812	$26	$(55)	$185,783
Investments-Long-term:
U.S. government securities	$25,320	$4	$(10)	$25,314
U.S. government agency securities	17,369	1	(14)	17,356
Corporate debt securities	16,540	2	(15)	16,527
Total investments - long-term	$59,229	$7	$(39)	$59,197

Balances at December 31, 2013:
Investments-Short-term:
U.S. government securities	$19,792	$9	$—	$19,801
U.S. government agency securities	38,388	16	(3)	38,401
Non-U.S. government securities	13,734	10	—	13,744
Corporate debt securities	62,720	22	(4)	62,738
Total investments - short-term	$134,634	$57	$(7)	$134,684
Investments-Long-term:
U.S. government securities	$12,252	$8	$—	$12,260
U.S. government agency securities	30,627	12	(3)	30,636
Non-U.S. government securities	2,305	4	—	2,309
Corporate debt securities	11,152	15	—	11,167
Total investments - long-term	$56,336	$39	$(3)	$56,372

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including those securities that are categorized as cash equivalents, with unrealized losses, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013 (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2014:
U.S. government securities	$22,355	$(12)	$—	$—	$22,355	$(12)
U.S. government agency securities	27,348	(20)	—	—	27,348	(20)
Corporate debt securities	59,667	(62)	—	—	59,667	(62)
Total investments	$109,370	$(94)	$—	$—	$109,370	$(94)
December 31, 2013:
U.S. government agency securities	$5,533	$(6)	$—	$—	$5,533	$(6)
Corporate debt securities	9,837	(3)	1,504	(1)	11,341	(4)
Total investments	$15,370	$(9)	$1,504	$(1)	$16,874	$(10)

In 2014 and 2013, there were no investments in the Company’s portfolio that were other-than temporarily impaired and the Company did not incur any material realized net gains or losses in the years ended December 31, 2014, 2013 and 2012.

11. Fair Value Measurements:

The tables below set forth the Company’s recurring fair value measurements for the periods presented (in thousands):

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$1,395	$1,395	$—
Commercial paper	7,549	—	7,549
Short-term investments	185,783	—	185,783
Long-term investments	59,197	—	59,197
Total fixed income available-for-sale securities	$253,924	$1,395	$252,529

Foreign currency forward contracts (a)	$14,342	$—	$14,342
Liabilities:
Foreign currency forward contracts (b)	$8,175	$—	$8,175

		Fair Value Measurements at December 31, 2013 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$17,596	$17,596	$—
Commercial paper	2,499	—	2,499
Short-term investments	134,684	—	134,684
Long-term investments	56,372	—	56,372
Total fixed income available-for-sale securities	$211,151	$17,596	$193,555

Foreign currency forward contracts (a)	$6,748	$—	$6,748
Liabilities:
Foreign currency forward contracts (b)	$6,780	$—	$6,780

(a)	Included in short-term derivative asset as “Prepaid expenses and other current assets” on the Company’s Consolidated Balance Sheets.
(b)	Included in short-term derivative liability as “Other accrued liabilities” on the Company’s Consolidated Balance Sheets.

There have been no transfers between Level 1 and Level 2 in 2014 and 2013. The Company does not hold any investments classified as Level 3 as of December 31, 2014 and 2013.

In addition, the Company has facilities-related liabilities related to restructuring which were calculated based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820. See Note 8 Restructuring Costs for further details.

The Company’s Term Loan under its Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. See Note 9. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purpose. At December 31, 2014 and 2013, the estimated fair value of the Term Loan was approximately $234.9 million and $247.5 million, respectively, using observable market inputs.

12. Business Risks and Credit Concentration:

The Company sells products and services which serve the communications equipment market globally. Substantially all of the Company’s revenues are derived from sales of its products and their related services. A substantial majority of the Company’s revenue is from value-added resellers, distributors and service providers. In 2014, 2013 and 2012, one channel partner, ScanSource Communications (“ScanSource”), accounted for 17%, 16%, and 14%, respectively, of the Company’s total revenues.

The Company subcontracts the manufacture of most of its products to Celestica Inc. (“Celestica”), Askey Computer Corporation (“Askey”), Foxconn Technology Group (“Foxconn”) and VTech Holding Ltd. (“VTech”), which are all third-party contract manufacturers. The Company uses Celestica’s facilities in Thailand and China, and Askey’s, Foxconn’s and VTech’s facilities in China and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or economic or political difficulties in any of these countries or in Asia or for any other reason, such disruption would harm its business and results of operations. While the Company had begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of these products, which means the Company is essentially sole-sourced for the manufacturing of such products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, which may include constraints based on production demands from the Company as it grows its business, or is otherwise unable to meet the Company’s current or future production requirements the Company would experience a delay or inability to ship its products, which would have an immediate negative impact on its revenues. Moreover, any incapacitation of any of the Company’s or its subcontractors’ manufacturing sites, due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, the Company may not be able to meet demand for its products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm its reputation.

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The Company’s credit risk may increase with the expansion of Polycom’s product offerings as customers place larger orders for initial stocking orders and its growth in emerging markets. There can be no assurance that the Company’s credit loss experience will remain at or near historical levels. At December 31, 2014 and 2013, one customer, ScanSource, accounted for 19% and 11% respectively, of total gross accounts receivable.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows. There were no such charges in 2014, 2013 and 2012.

13. Commitments and Contingencies:

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

In 2014, the Company recorded $3.1 million in “Litigation reserves and payments” on its Consolidated Statements of Operations related to on-going litigation matters, which have not yet been settled.

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

SEC Investigation. As previously disclosed, the Company has been cooperating with the Enforcement Staff of the Securities and Exchange Commission (“SEC”) in connection with its investigation focused on Mr. Miller's expenses and his resignation. After discussions with the Enforcement Staff, the Company recently made an offer of settlement to resolve the matter, which is subject to the SEC’s approval.  The proposed settlement would be entered into by Polycom without admitting or denying the SEC’s findings and will resolve alleged violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  Under the terms of the proposed settlement, the Company would pay $750,000 in a civil penalty, which has been fully reserved for in its Consolidated Financial Statements, and agree not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  There is no assurance that the proposal will be approved by the SEC.

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

Derivative Lawsuits. On August 21, 2013 and October 16, 2013, two purported shareholder derivative suits, captioned Saraceni v. Miller, et al., Case No. 5:13-cv-03880, and Donnelly v. Miller, et al., Case No. 5:13-cv-04810, respectively, were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors. On October 31, 2013, these two federal derivative actions were consolidated into In re Polycom, Inc. Derivative Litigation, Lead Case No. 3:13-cv-03880. Plaintiffs filed a first amended complaint on April 4, 2014. On January 13, 2015, the Court dismissed the first amended complaint and granted plaintiffs leave to file a second amended complaint.

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

The Federal and California state consolidated derivative lawsuits purport to assert claims on behalf of the Company, which is named as a nominal defendant in the actions. The complaints (including the dismissed federal derivative complaint) allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to the Company’s former Chief Executive Officer’s expense submissions and the Company’s internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused the Company to repurchase its own stock at artificially inflated prices. The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief. At this time, we are unable to estimate any range of reasonably possible loss relating to the derivative actions.

Standby Letters of Credit:

The Company has standby letters of credit totaling approximately $7.2 million, and $7.3 million at December 31, 2014, and 2013, respectively.

Leases:

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2015 and 2023. As of December 31, 2014, the following future minimum lease payments are due under the current lease obligations (in thousands). In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance.

	Gross		Net
	Minimum	Estimated	Minimum
	Lease	Sublease	Lease
Year Ending December 31,	Payments	Receipts	Payments
2015	$31,864	$(1,808)	$30,056
2016	25,681	(1,683)	23,998
2017	23,122	(1,338)	21,784
2018	18,595	(1,050)	17,545
2019	18,231	(1,016)	17,215
Thereafter	35,252	(1,135)	34,117
Total	$152,745	$(8,030)	$144,715

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease, which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2014, 2013, and 2012 was $26.8 million, $32.2 million, and $32.8 million, respectively.

14. Foreign Currency Derivatives:

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities monthly, primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds, Israeli Shekels, Brazilian Reals, Chinese Yuan, Japanese Yen, and Mexican Pesos.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2014 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	10,747	$4,046	Buy	—	—	—
Brazilian Real	21,858	$8,251	Sell	—	—	—
Chinese Yuan	92,276	$14,727	Buy	—	—	—
Chinese Yuan	85,309	$13,672	Sell	—	—	—
Euro	28,862	$36,641	Buy	—	—	—
Euro	71,418	$92,866	Sell	—	—	—
British Pound	27,036	$43,558	Buy	—	—	—
British Pound	28,399	$46,465	Sell	—	—	—
Israeli Shekel	45,706	$12,749	Buy	—	—	—
Israeli Shekel	39,479	$10,146	Sell	—	—	—
Japanese Yen	464,897	$3,889	Buy	—	—	—
Japanese Yen	799,492	$6,724	Sell	—	—	—
Mexican Peso	15,906	$1,080	Buy	—	—	—
Mexican Peso	34,004	$2,367	Sell	—	—	—

The following table shows the effect of the Company’s non-designated hedges in the Consolidated Statements of Operations for the periods presented (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
	Year Ended December 31, 2014
Foreign exchange contracts	Interest and other income (expense), net	$6,708
	Year Ended December 31, 2013
Foreign exchange contracts	Interest and other income (expense), net	$(411)
	Year Ended December 31, 2012
Foreign exchange contracts	Interest and other income (expense), net	$(412)

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

To receive hedge accounting treatment, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in “Accumulated other comprehensive income” until they are reclassified to revenue, cost of revenues, or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded in “Interest and other income (expense), net” over the life of the contract together with any ineffective portion of the hedge.

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the periods presented (in thousands):

	Gain or (Loss) Recognized in OCI-Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Location of Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Year Ended December 31, 2014
Foreign exchange contracts	$3,627	Product revenues	$1,170	Interest and other income (expense), net	$109
		Cost of revenues	320
		Sales and marketing	772
		Research and development	86
		General and administrative	(7)
	$3,627		$2,341		$109

	Year Ended December 31, 2013

Foreign exchange contracts	$1,374	Product revenues	$207	Interest and other income (expense), net	$368
		Cost of revenues	279
		Sales and marketing	233
		Research and development	1,425
		General and administrative	164
	$1,374		$2,308		$368

	Year Ended December 31, 2012

Foreign exchange contracts	$1,018	Product revenues	$7,133	Interest and other income (expense), net	$42
		Cost of revenues	(607)
		Sales and marketing	(974)
		Research and development	(774)
		General and administrative	(1,044)
	$1,018		$3,734		$42

(a)

For the year ended December 31, 2014 and 2013, there were no gains or losses for the ineffective portion. For the year ended December 31, 2012, the loss recorded for the ineffective portion and the gain recorded for the excluded time value portion of the hedge was immaterial.

As of December 31, 2014, the Company estimated all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Interest and other income (expense), net” on the Consolidated Statements of Operations. For the years ended December 31, 2014, 2013 and 2012, there were no such gains or losses.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2014 of the outstanding cash flow hedges, all of which are carried at fair value on the Consolidated Balance Sheet (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	75,140	$11,909	Buy	62,600	$9,781	Buy
Euro	17,185	$22,583	Buy	11,700	$14,412	Buy
Euro	37,976	$49,729	Sell	36,800	$45,330	Sell
British Pound	12,297	$20,142	Buy	13,300	$20,713	Buy
British Pound	14,659	$23,998	Sell	19,100	$29,746	Sell
Israeli Shekel	51,666	$14,471	Buy	44,400	$11,429	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of December 31, 2014. See Note 11 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the Consolidated Financial Statements on a recurring basis. The following table sets forth the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets for the periods presented (in thousands):

	December 31, 2014		December 31, 2013
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$5,501	$8,841	$4,457	$2,291
Derivative liabilities (b):
Foreign exchange contracts	$4,041	$4,134	$4,235	$2,545

(a)	All derivative assets are recorded as ”Prepaid expenses and other current assets” in the Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as ”Other accrued liabilities” in the Consolidated Balance Sheets.

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

The following table sets forth the offsetting of derivative assets for the periods presented (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Assets Presented In the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of December 31, 2014:
Foreign exchange contracts	$14,342	$—	$14,342	$(8,175)	$—	$6,167
As of December 31, 2013:
Foreign exchange contracts	$6,748	$—	$6,748	$(5,643)	$—	$1,105

The following table sets forth the offsetting of derivative liabilities for the periods presented (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Of Liabilities Presented In the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of December 31, 2014:
Foreign exchange contracts	$8,175	$—	$8,175	$(8,175)	$—	$—
As of December 31, 2013:
Foreign exchange contracts	$6,780	$—	$6,780	$(5,643)	$—	$1,137

15. Stockholders’ Equity:

Share Repurchase Programs:

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or through privately negotiated transactions. In July 2014, the Company announced that its Board of Directors had approved a new share repurchase plan (“the 2014 repurchase plan”) under which the Company may at its discretion purchase shares in the open market with an aggregate value of up to $200.0 million. The Company expects to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations. In 2014, the Company purchased 3.8 million shares of common stock for cash of $50.0 million from the open market and received 1.5 million shares upon settlement of the accelerated share repurchase contracts as discussed below. In 2013, the Company purchased 45.2 million shares of common stock for cash of $502.3 million, including the shares purchased through a tender offer and an accelerated share repurchase programs as discussed below. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over its par value and the portion allocated to additional paid-in capital based on the calculated average price in equity is recorded as a charge to retained earnings.

In September 2013, the Company announced that its Board of Directors had authorized the repurchase of $400.0 million, or approximately 20 percent, of the Company’s outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent open market purchases or privately negotiated transactions. The Company funded the program with $150.0 million in cash and its $250.0 million Term Loan (see Note 9).

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

Accumulated Other Comprehensive Income:

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component for the periods presented (in thousands). The tax effects were not shown separately, as the impacts were not material.

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2012	$1,014	$2	$3,180	$4,196
Other comprehensive income (loss) before reclassifications	1,374	18	1,039	2,431
Amounts reclassified from accumulated other comprehensive income (a)	(2,308)	53	—	(2,255)
Net current-period other comprehensive income (loss)	(934)	71	1,039	176
Balance as of December 31, 2013	$80	$73	$4,219	$4,372
Other comprehensive income (loss) before reclassifications	3,627	(115)	(1,422)	2,090
Amounts reclassified from accumulated other comprehensive income (a)	(2,341)	(10)	—	(2,351)
Net current-period other comprehensive income (loss)	1,286	(125)	(1,422)	(261)
Balance as of December 31, 2014	$1,366	$(52)	$2,797	$4,111

(a)

See Note 14 for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into interest and other income (expense), net in the Consolidated Statements of Operations, net of taxes.

16. Stock-Based Employee Benefit Plans:

Equity Incentive Plans

Polycom’s equity incentive plans provide for, among other award types, stock options, restricted stock units, and performance shares to be granted to employees and non-employee directors. On May 26, 2011, stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”) and reserved for issuance under the 2011 Plan 19,800,000 shares, terminating any remaining shares available for grant under the 2004 Equity Incentive Plan (“2004 Plan”) as of such date. On June 5, 2013, shareholders approved the addition of 10,500,000 shares to the available shares for issuance under the 2011 Plan. Additionally, to the extent any shares, not to exceed 13,636,548 shares, would have been returned to our 2004 Plan after May 26, 2011, on account of the expiration, cancellation or forfeiture of awards granted under our 1996 Stock Incentive Plan or the 2004 Plan, those shares instead have been added to the reserve of shares available under the 2011 Plan.

Activity under the above plans for the year ended December 31, 2014 was as follows:

Shares Available for Grant (1)
Balances, December 31, 2013	14,272,794
Performance shares granted (2)	(1,122,849)
Performance shares forfeited	2,199,968
Restricted stock units granted	(4,705,549)
Restricted stock units forfeited	2,471,450
Options granted	—
Options forfeited	90,156
Options forfeited under ViVu Plan (3)	(70)
Options expired	233,532
Balances, December 31, 2014	13,439,432

(1)	For purposes of this table, shares are counted on a fungible basis (i.e., at a higher multiplier than one-for-one) for full value award activity.
(2)	Includes 25,666 additional shares (39,526 shares applying the applicable fungible ratio) resulting from above target performance.
(3)	The Company acquired the outstanding unvested stock options under the ViVu, Inc. 2008 Equity Incentive Plan as a result of its acquisition of ViVu, Inc. in 2011.

Stock Options:

Under the terms of the 2004 Plan and the 2011 Plan, options may not be granted at prices lower than fair market value at the date of grant. Options granted expire seven years from the date of grant and are only exercisable upon vesting. The Company settles employee stock option exercises with newly issued common shares. In 2012, the Company granted 479,571 non-qualified stock options to certain employees. The weighted-average estimated fair value of those options was $4.45 per share. Per the terms of the 2012 option grant, 50% of the options vested on the one year anniversary of the grant date and the remaining 50% vested on the second anniversary of the grant date. There were no stock options granted in 2014 and 2013.

Activity under the stock option plans for the year ended December 31, 2014 was as follows:

	Outstanding Options
	Number of Shares	Weighted Avg Exercise Price	Weighted Avg Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2013	697,218	$13.64
Options granted	—	—
Options exercised	(133,037)	$11.37
Options forfeited	(90,156)	$14.50
Options expired	(233,532)	$16.67
Balances, December 31, 2014	240,493	$11.62	3.92	$451,780

All stock options granted were fully vested and exercisable as of December 31, 2014. The total pre-tax intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $0.2 million, $0.3 million and $3.1 million, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2014 are as follows:

	Stock Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75	42	5.05	$0.75
$11.61	220,502	4.27	$11.61
$11.67 - $11.80	19,949	0.15	$11.77
	240,493	3.92	$11.62

As of December 31, 2013, and 2012, 525,180, and 963,873 outstanding options were exercisable at a weighted average exercise price of $14.31, and $13.22, respectively. As of December 31, 2014, total compensation cost related to stock options not yet recognized was immaterial.

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

The Company granted performance shares to certain employees and executives, which contain a market condition based on Total Shareholder Return (TSR) and which measure the Company’s relative performance against the NASDAQ Composite Index. Such performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index companies over each performance period.

The Company also granted RSUs. The fair value of RSUs is based on the closing market price of the Company’s common stock on the date of award. The awards will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for the RSUs is recognized using the graded vesting method.

In addition, the Company granted non-employee directors annual awards of RSUs. The awards vest quarterly over approximately one year from the date of grant. The fair value of these awards is the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

The following table summarizes the changes in unvested performance shares and RSUs and non-employee director RSUs for 2014:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2013	9,205,462	$12.59
Performance shares granted (2)	729,122	$13.64
Restricted stock units granted (3)	3,055,551	$12.96
Performance shares vested and issued	(164,995)	$9.60
Restricted stock units vested and issued	(3,302,419)	$13.48
Performance shares forfeited	(1,232,780)	$14.66
Restricted stock units forfeited	(1,464,250)	$12.01
Unvested shares at December 31, 2014	6,825,691	$12.26

(1)	For the purposes of this table, shares are counted on a one-for-one basis, not on a fungible share counting basis.
(2)	Includes 25,666 additional shares resulting from above target performance.
(3)	Includes 140,000 restricted stock units granted to non-employee directors.

As of December 31, 2014, there was approximately $37.5 million of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted-average period of one year. The total fair value of shares vested in 2014, 2013, and 2012 was $46.1 million, $44.2 million, and $43.4 million, respectively.

Employee Stock Purchase Plan:

During the third quarter of 2011, the Company revised the administration of its Employee Stock Purchase Plan (“ESPP”) from a six-month offering and purchase period to a two-year offering period with four six-month purchase periods. Under the current ESPP, the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase period (each January and July). Participants lock in a purchase price per share at the beginning of the offering period upon plan enrollment. If the stock price on any subsequent offering period enrollment date is less than the lock-in price, the ESPP has a reset feature that automatically withdraws and re-enrolls participants into a new two-year offering period. Further, the ESPP permits participants to increase or decrease contribution elections at the end of a purchase period for future purchase periods within the same offering period. Shares are purchased through employees’ payroll deductions, currently up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock in any one calendar year period, or 10,000 shares of common stock on any one purchase date. As of December 31, 2014, there were 11,315,067 shares available to be issued under the ESPP. A total of 2,944,069 shares, 2,904,287 shares, and 1,867,683 shares were purchased in 2014, 2013, and 2012, respectively, at an average per share price of $7.55, $7.41, and $11.24, respectively.

During the three months ended March 31, 2012 and September 30, 2012, the Company modified the terms of certain existing awards under its ESPP as a result of the reset feature of the ESPP plan, and incurred a resultant cumulative $20.6 million of incremental expense to be recognized over the vesting term. Approximately $1.6 million, $8.8 million, and $10.2 million of the incremental expense was recognized in 2014, 2013, and 2012, respectively. Modification as a result of the reset feature of the ESPP plan occurred again during the three months ended September 30, 2013, while the resulting incremental expense was not material.

Stock-Based Compensation Expense:

The following table summarizes stock-based compensation expense recorded and its allocation within the Consolidated Statements of Operations for the periods presented (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cost of sales - product	$2,463	$2,892	$3,593
Cost of sales - service	4,293	5,852	6,611
Stock-based compensation expense included in cost of sales	6,756	8,744	10,204

Sales and marketing	14,893	26,570	36,791
Research and development	10,299	15,634	20,195
General and administrative	16,012	13,517	21,571
Stock-based compensation expense included in operating expenses	41,204	55,721	78,557
Stock-based compensation expense	47,960	64,465	88,761
Less: tax benefit	9,492	11,174	21,880
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$38,468	$53,291	$66,881

Stock-based compensation expense is not allocated to segments because it is separately maintained at the corporate level. As the stock-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, such amounts have been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant based on the Company’s historical experience and revised in subsequent periods if actual forfeitures differ from those estimates. During the three months ended March 31, 2014, the Company performed its annual review of assumptions, which resulted in an increase in the forfeiture rate. The effect of the change in the forfeiture rate decreased stock-based compensation expense by approximately $1.8 million which decreased the Company’s net loss by approximately $1.4 million or $0.01 per share in the three months ended March 31, 2014. There was no material impact in the remaining period of 2014. Additionally, during the three months ended March 31, 2014, the Company recorded a benefit of $2.1 million related to actual forfeitures of awards granted to former officers, and there was no such benefit recorded in the remaining period of 2014.

Valuation Assumptions of Stock Options and Stock Purchase Rights:

The weighted-average estimated fair value of stock options granted in 2012 was $4.45 per share. The Company did not grant any stock options in 2014 and 2013. The fair value of each stock option grant was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

2012
Expected volatility	51.24%
Risk-free interest rate	0.5%
Expected dividends	0.0%
Expected life (yrs)	3.70

The estimated fair value per share of employee stock purchase rights granted pursuant to ESPP in 2014, 2013, and 2012 ranged from $2.80 to $4.48, from $2.60 to $4.57, and from $2.69 to $8.4, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	2014	2013	2012
Expected volatility	26.47-32.18%	42.40-48.89%	48.27-61.78%
Risk-free interest rate	0.05-0.47%	0.08-0.35%	0.09-0.24%
Expected dividends	0.0%	0.0%	0.0%
Expected life (yrs)	0.5-2.0	0.5-2.0	0.5-2.0

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

The expected life of employee stock options represents the weighted-average period that the stock options are expected to remain outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules, and expectations of future employee behavior as influenced by changes to the terms of the Company’s stock-based awards. The expected life of employee stock purchase rights represents the contractual terms of the underlying program.

17. Employee Benefit Plan:

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code (the “Polycom 401(k) Plan”), which covers substantially all U.S. employees. Eligible employees may elect to contribute pre-tax amounts to the Polycom 401(k) Plan, through payroll deductions, subject to certain limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. All matching contributions are 100% vested immediately.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $2.8 million, $3.0 million, $3.0 million in 2014, 2013, and 2012, respectively.

18. Income Taxes:

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Income tax expense from continuing operations
Current
Federal	$(2,843)	$(953)	$44,569
State	(235)	(72)	3,283
Foreign	8,352	8,604	9,488
	$5,274	$7,579	$57,340
Deferred
Federal	$(2,562)	$(10,715)	$(13,372)
State	(273)	(818)	(1,308)
Foreign	(1,483)	285	(3,193)
	$(4,318)	$(11,248)	$(17,873)
Total income tax expense (benefit) from continuing operations	$956	$(3,669)	$39,467
Income tax expense (benefit) from discontinued operations	$—	$96	$(29,311)

Included in income tax benefit from discontinued operations in 2012 is a tax benefit of $35.4 million recorded on the sale of the Company’s EWS business, as discussed in Note 4.

Income from continuing operations before income taxes is categorized geographically as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$(2,317)	$(17,823)	$(37,025)
Foreign	45,332	(4,381)	39,523
Total income (loss) from continuing operations before income taxes	$43,015	$(22,204)	$2,498

The Company’s tax provision from continuing operations differs from the provision computed using statutory tax rates as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Federal tax at statutory rate	$15,055	$(7,771)	$2,194
State taxes, net of federal benefit	(508)	(1,571)	2,354
Non-deductible share-based compensation expense	(346)	2,900	6,143
Foreign income at tax rates different than U.S. rates	(14,025)	7,104	(10,176)
Changes in reserves for uncertain tax positions	(756)	(2,497)	(3,926)
Research and development tax credit	(1,898)	(4,243)	(268)
Domestic production activities deduction	(22)	(757)	(1,136)
Gain on intercompany debt	—	—	36,163
Non-deductible executive compensation expense	778	460	358
Subpart F income	679	716	657
Non-deductible acquisition and divestiture costs	(4)	(355)	4,782
Sale of intellectual property	2,115	2,947	2,356
Foreign tax credit	(317)	(359)	(264)
Other	205	(243)	230
Tax provision (benefit)	$956	$(3,669)	$39,467

During 2012, the Company implemented a global restructuring program that was designed to accommodate the trend toward more software and virtual based solutions versus a traditional hardware distribution model. As part of the restructuring, $38.8 million in federal and state taxes were recorded in 2012 on the financing of the global restructuring.

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2014	2013
Property and equipment, net, principally due to difference in depreciation	$7,534	$6,508
Capitalized research and development costs	—	425
Acquired intangibles	4,490	3,742
Inventory	5,685	6,910
Restructuring reserves	13,722	10,214
Deferred revenue	10,964	13,699
Other reserves	20,400	17,570
Share-based compensation	11,910	15,906
Net operating loss and capital loss carryforwards	2,535	2,511
Tax credit carryforwards	21,237	16,457
Deferred tax asset	98,477	93,942
Capitalized research and development costs	(766)	—
Acquired intangibles	(1,843)	(2,249)
Deferred tax asset before valuation allowance	$95,868	$91,693
Valuation allowance	(3,216)	(3,359)
Deferred tax asset, net of valuation allowance	$92,652	$88,334

As of December 31, 2014, the Company had approximately $1.4 million in tax effected net operating loss carryforwards, $1.1 million in tax effected capital loss carryforwards, and $21.2 million in tax effected credit carryforwards. All of the net operating loss carryforwards and $0.1 million in credits relate to acquisitions and, as a result, are limited in the amount that can be recognized in any one year. The capital loss and net operating loss carryforward assets and tax credit carryforwards begin to expire in 2015. Included in the net deferred tax asset balance is a $3.2 million valuation allowance, $2.7 million of which relates to research credits in a jurisdiction with a history of credits in excess of taxable profits, and $0.5 million of which relates to foreign tax credit carryforwards.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2014, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $339.6 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reduction of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that was credited to stockholders’ equity was approximately $5.1 million for the year ended December 31, 2012.

As a result of certain employment and capital investment actions, the Company’s income in certain foreign countries is subject to reduced tax rates. A portion of these tax incentives will expire in 2015, and the majority of the remaining tax incentives will expire in 2016. The income tax benefit attributable to tax incentives was estimated to be $3.1 million ($0.02 per share) in 2014, of which approximately $0.2 million is based on tax incentives that will expire at the end of fiscal 2015. As of December 31, 2013 and December 31, 2012, the income tax benefits attributable to tax incentives were estimated to be $1.7 million and $6.5 million ($0.01 and $0.04 per share) for each of the respective years.

In 2014 and 2013, the Company recorded reserve reductions of $0.9 million and $2.4 million, respectively, all of which were due to the expiration of statutes of limitation in both the U.S and foreign jurisdictions. In 2012, the Company recorded reserve reductions of $10.0 million, $0.8 million of which was paid in settlement of a multi-year state tax audit, and $5.7 million of which was due to a reduction in unrecognized tax benefits for research credits from acquired companies. The expiration of statutes of limitation in both the U.S. and foreign jurisdictions also resulted in reserve releases of $3.5 million.

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated (in thousands):

	December 31,
	2014	2013	2012
Beginning balance	$22,012	$23,049	$32,408
Additions based on tax positions taken during a prior period	—	—	304
Reductions based on tax positions taken during a prior period	—	—	(5,690)
Additions based on tax positions taken during the current period	531	1,414	310
Reductions related to settlement of tax matters	—	—	(807)
Reductions related to a lapse of applicable statue of limitations	(901)	(2,451)	(3,476)
Ending balance	$21,642	$22,012	$23,049

The unrecognized tax benefits would affect income tax expense if recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2014 and December 31, 2013, the Company had approximately $1.6 million and $1.5 million, respectively, of accrued interest and penalties related to uncertain tax positions.

By the end of 2015, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations or the resolutions of ongoing audits in various jurisdictions. The Company anticipates that the reduction in 2015 will approximate $0.6 million and the reserve releases would be recorded as adjustments to tax expense in the period released.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2011. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2008, except India which is concluded through March 2007, and Brazil, China, Israel, Singapore and the United Kingdom, which have been concluded for years through 2009 and France which has been concluded for years through 2010.

19. Net Income (Loss) Per Share:

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share amounts):

	Year ended December 31,
	2014	2013	2012
Numerator
Net income (loss) from continuing operations	$42,059	$(18,535)	$(36,969)
Income from discontinued operations, net of taxes	—	—	9,888
Gain from sale of discontinued operations, net of taxes	—	459	35,425
Net income (loss)	$42,059	$(18,076)	$8,344
Denominator
Weighted average shares outstanding, basic	136,801	167,272	176,878
Effect of dilutive potential common shares	5,204	—	—
Weighted average shares outstanding, diluted	142,005	167,272	176,878

Basic net income (loss) per share
Net income (loss) per share from continuing operations	$0.31	$(0.11)	$(0.21)
Income per share from discontinued operations, net of taxes	—	—	0.06
Gain per share from sale of discontinued operations, net of taxes	—	—	0.20
Basic net income (loss) per share	$0.31	$(0.11)	$0.05
Diluted net income (loss) per share
Net income (loss) per share from continuing operations	$0.30	$(0.11)	$(0.21)
Income per share from discontinued operations, net of taxes	—	—	0.06
Gain per share from sale of discontinued operations, net of taxes	—	—	0.20
Diluted net income (loss) per share	$0.30	$(0.11)	$0.05

Antidilutive employee stock-based awards, excluded	213	5,045	4,998

The basic and diluted weighted average shares outstanding for 2013 reflected the 27.4 million shares of common stock repurchased and retired in October 2013 pursuant to the Tender Offer program and the initial delivery of 8.0 million shares of common stock repurchased and retired in December 2013 pursuant to the ASR agreements. The basic and diluted weighted average shares outstanding for 2014 reflected the additional 1.5 million shares that the Company received in June 2014 upon settlement of the ASR agreements. See Note 15 for further information.

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

20. Business Segment Information:

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

Financial information for each reportable geographical segment as of and for the fiscal years ended December 31, 2014, 2013, and 2012, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, is as follows (in thousands):

	Americas	EMEA	APAC	Total
2014:
Revenue	$662,533	$349,821	$332,800	$1,345,154
% of total revenue	49%	26%	25%	100%
Contribution margin	$270,265	$150,426	$140,365	$561,056
% of segment revenue	41%	43%	42%	42%

2013:
Revenue	$694,522	$338,035	$335,832	$1,368,389
% of total revenue	50%	25%	25%	100%
Contribution margin	$270,786	$142,686	$136,462	$549,934
% of segment revenue	39%	42%	41%	40%

2012:
Revenue	$689,099	$345,723	$357,806	$1,392,628
% of total revenue	49%	25%	26%	100%
Contribution margin	$281,229	$138,886	$147,699	$567,814
% of segment revenue	41%	40%	41%	41%

At December 31, 2014:
Gross accounts receivable	$88,316	$62,540	$63,808	$214,664
% of total gross accounts receivable	41%	29%	30%	100%
At December 31, 2013:
Gross accounts receivable	$86,243	$71,970	$66,921	$225,134
% of total gross accounts receivable	38%	32%	30%	100%

*The United States and China, individually, accounted for more than 10% of the Company’s revenues in 2014, 2013 and 2012. Net revenues in the United States were $565.9 million, $589.6 million, and $583.0 million for the years ended December 31, 2014, 2013, and 2012, respectively. Net revenues in China were $144.7 million, $147.3 million, and $159.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, 2013, and 2012, one customer, ScanSource, accounted for 17%, 16%, and 14%, respectively, of the Company’s revenues. At December 31, 2014, 2013, ScanSource accounted for 19% and 11%, respectively, of total gross accounts receivable.

The following tables set forth the reconciliation of segment information to Polycom consolidated totals (in thousands):

	Year Ended December 31,
	2014	2013	2012
Segment contribution margin	$561,056	$549,934	$567,814
Corporate and unallocated costs	(409,700)	(430,471)	(418,465)
Stock-based compensation expense	(47,960)	(64,465)	(88,761)
Effect of stock-based compensation cost on warranty expense	(494)	(547)	(669)
Amortization of purchased intangibles	(12,816)	(19,750)	(17,465)
Restructuring costs	(40,347)	(48,470)	(22,024)
Litigation reserves and payments	(3,130)	—	—
Transaction-related costs	(156)	(3,424)	(14,064)
Interest and other income (expense), net	(3,438)	(5,011)	(3,868)
Income (loss) from continuing operations before provision for (benefit from) income taxes	$43,015	$(22,204)	$2,498

The following table sets forth the Company’s revenues by groups of similar products and services as follows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Revenues:
UC group systems	$868,311	$904,923	$956,153
UC personal devices	236,781	219,103	180,939
UC platform	240,062	244,363	255,536
Total	$1,345,154	$1,368,389	$1,392,628

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2014	2013
United States	$78,692	$79,345
EMEA	11,254	13,036
APAC	17,663	21,403
Other	1,586	1,373
Total	$109,195	$115,157

No single country outside of the United States has more than 10% of total net fixed assets as of December 31, 2014 and 2013.

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2014
Allowance for doubtful accounts	$2,827	$600	$(387)	$3,040
Sales returns and allowances	$34,654	$86,649	$(83,953)	$37,350
Income tax valuation allowances	$3,359	$—	$(143)	$3,216
Year ended December 31, 2013
Allowance for doubtful accounts	$2,921	$—	$(94)	$2,827
Sales returns and allowances	$37,422	$93,101	$(95,869)	$34,654
Income tax valuation allowances	$3,161	$460	$(262)	$3,359
Year ended December 31, 2012
Allowance for doubtful accounts	$1,732	$1,189	$—	$2,921
Sales returns and allowances	$30,602	$91,356	$(84,536)	$37,422
Income tax valuation allowances	$3,301	$—	$(140)	$3,161

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
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

10.2

Settlement Agreement, by and between Registrant and Mobile Devices Holdings, LLC, dated October 22, 2012 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2012).

10.3

Credit Agreement, dated as of September 13, 2013, by and among the Registrant, the guarantors from time to time party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2013).

10.4

Issuer Forward Repurchase Transaction Agreement between Barclays Bank PLC, acting through its agent Barclays Capital Inc., and the Registrant, dated December 4, 2013 (which is incorporated herein by reference to Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 21, 2014).

10.5

Issuer Forward Repurchase Transaction Agreement between J.P. Morgan Securities LLC, as agent for JPMorgan Chase Bank, National Association, London Branch, and the Registrant, dated December 4, 2013 (which is incorporated herein by reference to Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 21, 2014).

10.6*

Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective December 2, 2013 (which is incorporated herein by reference to Exhibit 10.40 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 21, 2014).

10.7*

Form of Amended Change of Control Severance Agreement (which is incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2014).

10.8*

Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.9*

Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.10*	Performance Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 25, 2012).

Exhibit No.	Description
10.11*	Polycom, Inc. Management Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).
10.12*

ViVu, Inc. 2008 Equity Incentive Plan, as amended (which are incorporated herein by reference to Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 (Registration No. 333-177763) filed with the Commission on November 4, 2011).

10.13*

Polycom, Inc. 2004 Equity Incentive Plan (May 27, 2010 Restatement) (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2010).

10.14*	Polycom, Inc. 2011 Equity Incentive Plan (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 7, 2013).
10.15*

Polycom, Inc. 2005 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 11, 2014).

10.16*

Form of Non-officer Employee Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).

10.17*	Form of Officer Stock Option Agreement (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2004).
10.18*

Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2011).

10.19*

Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 28, 2011).

10.20*

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

10.23*

Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.24*

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

10.29*	Form of Stock Option Agreement for Officers (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).
10.30*	Form of Stock Option Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2012).
10.31*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2013).

Exhibit No.	Description
10.32*	Form of Performance Share Agreement for Officers. (which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2014).
10.33*	Form of Restricted Stock Unit Agreement for Officers. (which is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2014).
10.34*

Offer Letter with Andrew Miller, dated June 5, 2009 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2009).

10.35*

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

10.37*

Separation Agreement and Release with Andrew Miller, dated July 22, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 23, 2013).

10.38*

Offer Letter with Peter A. Leav, dated November 20, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2013).

10.39*

Change of Control Severance Agreement with Peter A. Leav, effective as of December 2, 2013 (which is incorporated herein by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 21, 2014).

10.40*

Letter dated January 21, 2014, regarding additional relocation benefits for Peter A. Leav (which is incorporated herein by reference to Exhibit 10.39 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 21, 2014).

10.41*

Release of Claims with Eric F. Brown, dated April 15, 2014 (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2014).

10.42*

Offer Letter with Michael Frendo, dated April 28, 2014 (which is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2014).

10.43*

Promotion Letter with Laura J. Durr, dated June 5, 2014 (which is incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on August 1, 2014).

21.1(1)	Subsidiaries of the Registrant.
23.1(1)	Consent of Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on page 65 of this Annual Report on Form 10-K).
31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

Exhibit No.	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.