Form 10-Q
period 2015-03-31
POLYCOM INC
filed 2015-04-30
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

There were 135,055,276 shares of the Company’s Common Stock, par value $.0005, outstanding on April 24, 2015.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED March 31, 2015

PART I FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$421,512	$443,132
Short-term investments	206,085	185,783
Trade receivables, net of allowance for doubtful accounts of $2,968 and $3,040 at March 31, 2015 and December 31, 2014, respectively	169,096	169,400
Inventories	93,942	100,328
Deferred taxes	38,768	38,805
Prepaid expenses and other current assets	70,255	61,072
Total current assets	999,658	998,520
Property and equipment, net	107,134	109,195
Long-term investments	41,158	59,197
Goodwill	559,248	559,231
Purchased intangibles, net	21,474	24,567
Deferred taxes	49,091	54,019
Other assets	24,918	26,493
Total assets	$1,802,681	$1,831,222
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$107,118	$108,172
Accrued payroll and related liabilities	31,616	42,901
Taxes payable	3,254	4,056
Deferred revenue	177,983	173,532
Current portion of long-term debt	6,250	6,250
Other accrued liabilities	81,961	86,193
Total current liabilities	408,182	421,104
Long-term deferred revenue	86,734	89,366
Taxes payable	11,846	11,719
Deferred taxes	164	173
Long-term debt	234,375	235,938
Other non-current liabilities	38,927	49,189
Total liabilities	780,228	807,489
Stockholders' equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 135,054,538 shares at March 31, 2015 and 135,204,948 shares at December 31, 2014	68	68
Additional paid-in capital	1,151,324	1,155,829
Accumulated deficit	(137,059)	(136,275)
Accumulated other comprehensive income	8,120	4,111
Total stockholders' equity	1,022,453	1,023,733
Total liabilities and stockholders' equity	$1,802,681	$1,831,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Product revenues	$233,687	$231,509
Service revenues	97,013	97,015
Total revenues	330,700	328,524
Cost of revenues:
Cost of product revenues	101,269	97,636
Cost of service revenues	36,611	38,903
Total cost of revenues	137,880	136,539
Gross profit	192,820	191,985
Operating expenses:
Sales and marketing	90,859	93,968
Research and development	49,337	48,147
General and administrative	21,167	23,793
Amortization of purchased intangibles	2,417	2,492
Restructuring costs	24	30,343
Transaction-related costs	—	156
Total operating expenses	163,804	198,899
Operating income (loss)	29,016	(6,914)
Interest and other income (expense), net:
Interest expense	(1,484)	(1,474)
Other income (expense), net	22	779
Interest and other income (expense), net	(1,462)	(695)
Income (loss) before provision for (benefit from) income taxes	27,554	(7,609)
Provision for (benefit from) income taxes	6,356	(3,618)
Net income (loss)	$21,198	$(3,991)

Basic net income (loss) per share:	$0.16	$(0.03)

Diluted net income (loss) per share:	$0.15	$(0.03)

Number of shares used in computation of net income (loss) per share:
Basic	134,777	136,795
Diluted	139,233	136,795

As a result of the net loss in the three months ended March 31, 2014, all potentially issuable common shares for that period have been excluded from the diluted shares used in the computation of earnings per share as their effect is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income (loss)	$21,198	$(3,991)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	183	(1,203)
Unrealized gains/losses on investments:
Unrealized holding gains (losses) arising during the period	89	(7)
Net losses reclassified into earnings	(3)	(1)
Net unrealized gains (losses) on investments	86	(8)
Unrealized gains/losses on hedging securities:
Unrealized hedge gains (losses) arising during the period	6,298	(421)
Net (gains) losses reclassified into earnings for revenue hedges	(6,636)	2,865
Net (gains) losses reclassified into earnings for expense hedges	4,078	(2,199)
Net unrealized gains/losses on hedging securities	3,740	245
Other comprehensive income (loss)	4,009	(966)
Comprehensive income (loss)	$25,207	$(4,957)

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income (loss)	$21,198	$(3,991)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,104	14,533
Amortization of purchased intangibles	3,093	3,352
Amortization of capitalized software development costs for products to be sold	685	288
Amortization of debt issuance costs	133	134
Amortization of discounts and premiums on investments, net	527	442
Provision for doubtful accounts	—	—
Write-down of excess and obsolete inventories	4,530	1,781
Stock-based compensation expense	9,232	5,647
Excess tax benefits from stock-based compensation expense	(3,120)	(1,695)
Loss on disposal of property and equipment	541	3,685
Changes in assets and liabilities:
Trade receivables	304	(870)
Inventories	1,856	(1,752)
Deferred taxes	(1,469)	(1,762)
Prepaid expenses and other assets	(4,651)	(8,623)
Accounts payable	(1,120)	6,750
Taxes payable	8,498	4,936
Other accrued liabilities and deferred revenue	(23,969)	(3,761)
Net cash provided by operating activities	30,372	19,094
Cash flows from investing activities:
Purchases of property and equipment	(11,748)	(10,929)
Capitalized software development costs for products to be sold	(606)	(1,073)
Purchases of investments	(50,669)	(90,663)
Proceeds from sales of investments	5,185	30,114
Proceeds from maturities of investments	42,796	35,430
Net cash used in investing activities	(15,042)	(37,121)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	12,408	13,295
Payments on debt	(1,563)	(1,562)
Purchase and retirement of common stock under share repurchase plan	(39,993)	—
Purchase and retirement of common stock for tax withholdings on vesting of employee stock-based awards	(10,922)	(7,816)
Excess tax benefits from stock-based compensation expense	3,120	1,695
Net cash provided by (used in) financing activities	(36,950)	5,612
Net decrease in cash and cash equivalents	(21,620)	(12,415)
Cash and cash equivalents, beginning of period	443,132	392,629
Cash and cash equivalents, end of period	$421,512	$380,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2015, the condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, the condensed consolidated statements of comprehensive income (loss) for the three months ended Mach 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In addition, the condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements as of that date. Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes typically found in the audited consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, the accompanying unaudited financial statements have been prepared on a basis consistent with the Company’s December 31, 2014 audited financial statements and all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2015 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2015, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which provides guidance on whether a cloud computing arrangement includes a software license to a customer of such an arrangement. If a cloud computing arrangement includes a software license, a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, otherwise the customer should account for the arrangement as a service contract. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The standard can be applied prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In April 2015, the FASB issued an accounting standard update which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The standard will be applied retrospectively to each prior period presented.  The Company is evaluating the impact of adopting this standard on its consolidated balance sheets.

In February 2015, the FASB issued an amendment to the accounting standard regarding the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. The amendments in this update are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of this update is not expected to have a material effect on the Company’s consolidated financial statements or disclosures.

In May 2014, the FASB issued an accounting standard update which provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In April 2015, the FASB voted to defer the effective date to fiscal years beginning after December 15, 2017. Early adoption is not permitted. The guidance permits companies to either apply the requirements retrospectively to all prior periods presented, or apply the requirements in the year of adoption, through a cumulative adjustment. The Company has not yet selected a transition method nor has it determined the impact of adoption on its consolidated financial statements.

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. Additional cash consideration of up to $25.0 million is payable to Polycom over the next two years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal years ending December 31, 2015 and 2016. These conditions were not met for the fiscal years ended December 31, 2014 and 2013. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the three months ended March 31, 2015 and 2014, there were no realized gains on sale of discontinued operations.

4. ACCOUNTS RECEIVABLE FINANCING

The Company has a financing agreement with an unrelated third party financing company (the “Financing Agreement”) whereby it offers distributors and resellers direct or indirect financing on their purchases of the Company’s products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of its receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Accounting Standards Codification (“ASC”) 860 and is accounted for as a sale of financial assets, the accounts receivable are excluded from the balance sheet upon the third party financing company’s payment remittance to the Company. In certain legal jurisdictions, the arrangement fees that involve maintenance services or products bundled with maintenance at one price do not qualify as a sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with ASC 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In the three months ended March 31, 2015, total transactions entered pursuant to the terms of the Financing Agreement were approximately $64.6 million, of which $39.2 million were related to the transfer of the financial assets arrangement. In the three months ended March 31, 2014, total transactions entered were approximately $32.0 million, of which $31.1 million were related to the transfer of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of March 31, 2015 and December 31, 2014 was approximately $35.7 million and $28.5 million, respectively, of which $21.3 million and $20.2 million, respectively, was related to the accounts receivable transferred, and is included in “Trade receivables” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.9 million and $0.5 million for the three months ended March 31, 2015 and 2014, respectively. Those fees were recorded as reductions to revenues.

5. GOODWILL, PURCHASED INTANGIBLES, AND SOFTWARE DEVELOPMENT COSTS

Goodwill

The following table presents the changes to the Company’s goodwill by segment during the three months ended March 31, 2015 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2014	$308,159	$101,882	$149,190	$559,231
Foreign currency translation	—	—	17	17
Balance at March 31, 2015	$308,159	$101,882	$149,207	$559,248

Purchased Intangible Assets and Software Development Costs

The following table presents details of the Company’s total purchased intangible assets and capitalized software development costs for products to be sold as of the following periods (in thousands):

	March 31, 2015			December 31, 2014
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(80,645)	$533	$81,178	$(79,986)	$1,192
Customer and partner relationships	79,525	(60,213)	19,312	79,525	(57,983)	21,542
Non-compete agreements	1,800	(1,250)	550	1,800	(1,100)	700
Trade name	3,400	(3,264)	136	3,400	(3,229)	171
Other	4,462	(4,437)	25	4,462	(4,418)	44
Finite-lived intangible assets	170,365	(149,809)	20,556	170,365	(146,716)	23,649
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$171,283	$(149,809)	$21,474	$171,283	$(146,716)	$24,567
Capitalized software development costs for products to be sold	$8,069	$(2,585)	$5,484	$7,416	$(1,900)	$5,516

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

The following table summarizes the amortization expenses recorded in the following periods (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Amortization of purchased intangibles in revenues	$19	$19
Amortization of purchased intangibles in cost of product revenues	657	841
Amortization of purchased intangibles in operating expenses	2,417	2,492
Total amortization expenses of purchased intangibles	$3,093	$3,352

Amortization of purchased intangibles is not allocated to the Company’s segments.

The estimated future amortization expense as of March 31, 2015 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2015	$7,403
2016	8,484
2017	4,669
Total	$20,556

In the three months ended March 31, 2015 and 2014, the Company capitalized approximately $0.7 million and $1.1 million of software development costs, respectively, for internally developed software products to be marketed and sold to customers after the point that technological feasibility has been reached and before the products are available for general release. The capitalized costs are being amortized over the estimated product useful life, generally three years, beginning when the products are available for general release. Management expects that the capitalized software development costs are recoverable from future gross profits generated by these products and services.

6. RESTRUCTURING COSTS

The Company recorded net restructuring costs of $0.02 million and $30.3 million during the three months ended March 31, 2015 and 2014, respectively. Pursuant to the announcement in January 2014, and certain discrete follow-on actions that were not material, management completed certain actions designed to better align expenses to the Company’s revenue and gross margin profile and position the Company for improved operating performance.  These actions included the elimination of approximately six percent of the global workforce and the reduction or elimination of certain leased facilities. The Company has recorded a cumulative amount of $40.4 million in restructuring costs (net of adjustments related to the assumptions used in the estimate of the related liabilities reserves) as of March 31, 2015 in connection with these actions, and does not expect any remaining charges to be material.

The following table summarizes the changes in the Company’s restructuring reserves during the three months ended March 31, 2015 (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2014	$664	$40,909	$41,573
Additions to the reserve, net	2,652	(3,184)	(532)
Interest accretion	—	547	547
Non-cash write-offs	—	(201)	(201)
Cash payments and other usage	(2,203)	(5,413)	(7,616)
Balance at March 31, 2015	$1,113	$32,658	$33,771

As of March 31, 2015, the restructuring reserve was primarily comprised of facilities-related liabilities. The Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. These assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change.

7. BALANCE SHEET DETAILS

Trade receivables, net consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Gross accounts receivables	$214,707	$214,664
Returns and related reserves	(42,643)	(42,224)
Allowance for doubtful accounts	(2,968)	(3,040)
Total	$169,096	$169,400

Inventories consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Raw materials	$1,203	$1,496
Work in process	1,048	545
Finished goods	91,691	98,287
Total	$93,942	$100,328

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Non-trade receivables	$7,212	$6,547
Prepaid expenses	37,303	37,385
Derivative assets	22,808	14,342
Other current assets	2,932	2,798
Total	$70,255	$61,072

Deferred revenue consists of the following (in thousands):

	March 31, 2015	December 31, 2014
Short-term:
Service	$175,509	$171,355
Product	19	94
License	2,455	2,083
Total	$177,983	$173,532
Long-term:
Service	$83,433	$85,925
License	3,301	3,441
Total	$86,734	$89,366

Changes in the deferred service revenue are as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$257,280	$253,793
Additions to deferred service revenue	87,848	85,894
Amortization of deferred service revenue	(86,186)	(86,643)
Balance at end of period	$258,942	$253,044

Other accrued liabilities consist of the following (in thousands):

	March 31, 2015	December 31, 2014
Accrued expenses	$22,902	$27,523
Accrued co-op expenses	3,106	4,102
Restructuring reserves	13,320	12,207
Warranty obligations	11,304	11,613
Derivative liabilities	12,651	8,175
Employee stock purchase plan withholdings	4,302	10,658
Other accrued liabilities	14,376	11,915
Total	$81,961	$86,193

Changes in the warranty obligation are as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Balance at beginning of period	$11,613	$9,475
Accruals for warranties issued during the period	3,341	4,165
Actual charges against warranty reserve during the period	(3,650)	(3,634)
Balance at end of period	$11,304	$10,006

8. COMMITMENTS AND CONTINGENCIES

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

SEC Investigation. As previously disclosed, the Company has been cooperating with the Enforcement Staff of the Securities and Exchange Commission (“SEC”) in connection with its investigation focused on Mr. Miller's expenses and his resignation. On March 31, 2015 the Company entered into a settlement with the SEC. Under the terms of the settlement in which the Company did not admit or deny the SEC’s findings, the Company paid $750,000 in a civil penalty, which was previously fully reserved for in its consolidated financial statements, and agreed not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, the Company issued materially false and misleading statements or failed to disclose information regarding the Company’s business, operational and compliance policies, including with respect to its former Chief Executive Officer’s expense submissions and the Company’s internal controls. The lawsuit further alleged that the Company’s financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against Polycom and granted plaintiffs leave to amend. At this time, the Company is unable to estimate any range of reasonably possible loss relating to the securities class action.

Derivative Lawsuits. On August 21, 2013 and October 16, 2013, two purported shareholder derivative suits, captioned Saraceni v. Miller, et al., Case No. 5:13-cv-03880, and Donnelly v. Miller, et al., Case No. 5:13-cv-04810, respectively, were filed in the United States District Court for the Northern District of California against certain of the Company’s current and former officers and directors. On October 31, 2013, these two federal derivative actions were consolidated into In re Polycom, Inc. Derivative Litigation, Lead Case No. 3:13-cv-03880. On January 13, 2015, the Court dismissed the operative complaint and granted plaintiffs leave to amend. On April 3, 2015, the Court approved a stipulation dismissing the action with prejudice and entering judgment in favor of defendants.

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

The California state consolidated derivative lawsuit purports to assert claims on behalf of the Company, which is named as a nominal defendant in the actions. The original California state complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to the Company’s former Chief Executive Officer’s expense submissions and the Company’s internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused the Company to repurchase its own stock at artificially inflated prices. The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief. At this time, the Company is unable to estimate any range of reasonably possible loss relating to the derivative actions.

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

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the United States. and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services. In addition, from time to time, the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations.

9. DEBT

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

The Company entered into the Credit Agreement in conjunction with and for purposes of funding purchases of the Company’s common stock pursuant to a $250.0 million modified “Dutch Auction” self-tender offer announced in September 2013. The Term Loan is payable in quarterly installments of principal equal to $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty. Amounts repaid or prepaid may not be reborrowed. The Term Loan is secured by substantially all the assets of the Company and of certain domestic subsidiaries of the Company that are guarantors under the Credit Agreement, subject to certain exceptions and limitations.

The Credit Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of March 31, 2015. The Credit Agreement also includes customary events of default, the occurrence of which could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

At March 31, 2015, the weighted average interest rate on the Term Loan was 2.11%, the accrued interest on the Term Loan was $0.5 million, and the current and noncurrent portion of the outstanding Term Loan was $6.3 million and $234.4 million, respectively.

The following table sets forth total interest expense recognized on the Term Loan (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Contractual interest expense	$1,258	$1,229
Amortization of debt issuance costs	133	134
Total	$1,391	$1,363

10. INVESTMENTS

The Company had cash and cash equivalents of $421.5 million and $443.10 million at March 31, 2015 and December 31, 2014, respectively. Cash and cash equivalents generally consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, and corporate debt securities.

The Company’s U.S. government securities are mostly comprised of direct U.S. Treasury obligations that are guaranteed by the U.S. government and U.S. government agency securities are mostly comprised of U.S. government agency instruments, including mortgage-backed securities. The Company’s non-U.S. government securities are mostly comprised of non-U.S. government instruments, mainly municipal and foreign government securities. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

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

At March 31, 2015, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2015:
Investments-Short-term:
U.S. government securities	$32,183	$18	$—	$32,201
U.S. government agency securities	66,737	12	(5)	66,744
Non-U.S. government securities	9,556	—	(1)	9,555
Corporate debt securities	97,602	17	(34)	97,585
Total investments - short-term	$206,078	$47	$(40)	$206,085
Investments-Long-term:
U.S. government securities	$15,140	$23	$—	$15,163
U.S. government agency securities	14,040	13	—	14,053
Corporate debt securities	11,944	9	(11)	11,942
Total investments - long-term	$41,124	$45	$(11)	$41,158

Balances at December 31, 2014:
Investments-Short-term:
U.S. government securities	$26,930	$7	$(2)	$26,935
U.S. government agency securities	59,336	7	(6)	59,337
Non-U.S. government securities	8,764	2	—	8,766
Corporate debt securities	90,782	10	(47)	90,745
Total investments - short-term	$185,812	$26	$(55)	$185,783
Investments-Long-term:
U.S. government securities	$25,320	$4	$(10)	$25,314
U.S. government agency securities	17,369	1	(14)	17,356
Corporate debt securities	16,540	2	(15)	16,527
Total investments - long-term	$59,229	$7	$(39)	$59,197

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including investments categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2015:
U.S. government securities	$2,253	$—	$—	$—	$2,253	$—
U.S. government agency securities	27,475	(5)	—	—	27,475	(5)
Non-U.S. government securities	7,165	(1)	—	—	7,165	(1)
Corporate debt securities	42,926	(44)	805	(1)	43,731	(45)
Total investments	$79,819	$(50)	$805	$(1)	$80,624	$(51)
December 31, 2014:
U.S. government securities	$22,355	$(12)	$—	$—	$22,355	$(12)
U.S. government agency securities	27,348	(20)	—	—	27,348	(20)
Corporate debt securities	59,667	(62)	—	—	59,667	(62)
Total investments	$109,370	$(94)	$—	$—	$109,370	$(94)

During the three months ended March 31, 2015 and 2014, there were no investments in the Company’s portfolio that were other-than temporarily impaired and the Company did not incur any material realized net gains or losses.

11. FAIR VALUE MEASUREMENTS

The tables below set forth the Company’s recurring fair value measurements (in thousands):

		Fair Value Measurements at March 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$4,451	$4,451	$—
Non U.S. government securities	1,401	—	$1,401
Commercial paper	8,379	—	8,379
Short-term investments	206,085	—	206,085
Long-term investments	41,158	—	41,158
Total fixed income available-for-sale securities	$261,474	$4,451	$257,023

Foreign currency forward contracts (a)	$22,808	$—	$22,808
Liabilities:
Foreign currency forward contracts (b)	$12,651	$—	$12,651

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$1,395	$1,395	$—
Commercial paper	7,549	—	7,549
Short-term investments	185,783	—	185,783
Long-term investments	59,197	—	59,197
Total fixed income available-for-sale securities	$253,924	$1,395	$252,529

Foreign currency forward contracts (a)	$14,342	$—	$14,342
Liabilities:
Foreign currency forward contracts (b)	$8,175	$—	$8,175

(a)	Included in short-term derivative assets as “Prepaid expenses and other current assets” in the condensed consolidated balance sheets.
(b)	Included in short-term derivative liabilities as “Other accrued liabilities” in the condensed consolidated balance sheets.

There have been no transfers between Level 1 and Level 2 in the three months ended March 31, 2015 and 2014. There were no investments classified as Level 3 as of March 31, 2015 and December 31, 2014.

In addition, the Company has facilities-related liabilities related to restructuring which were calculated based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820. See Note 6 for further details.

The fair value of the Company’s Term Loan under its Credit Agreement is measured using Level 2 inputs as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purposes. At March 31, 2015 and December 31, 2014, the estimated fair value of the Term Loan was approximately $233.4 million and $234.9 million, respectively, using observable market inputs. See Note 9 for further details.

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded as interest and other income (expense), net. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds, Israeli Shekels, Brazilian Reals, Chinese Yuan, Japanese Yen and Mexican Pesos.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding non-designated hedges at March 31, 2015 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	13,050	$4,068	Buy	—	$—	—
Brazilian Real	27,428	$8,959	Sell	—	$—	—
Chinese Yuan	68,815	$10,915	Buy	—	$—	—
Chinese Yuan	65,927	$10,441	Sell	—	$—	—
Euro	28,104	$32,969	Buy	—	$—	—
Euro	66,276	$79,431	Sell	—	$—	—
British Pound	21,461	$34,132	Buy	—	$—	—
British Pound	23,672	$38,084	Sell	—	$—	—
Israeli Shekel	74,381	$20,230	Buy	—	$—	—
Israeli Shekel	71,637	$17,993	Sell	—	$—	—
Japanese Yen	444,549	$3,706	Buy	—	$—	—
Japanese Yen	842,258	$7,031	Sell	—	$—	—
Mexican Peso	15,361	$1,005	Buy	—	$—	—
Mexican Peso	31,382	$2,071	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		March 31, 2015	March 31, 2014
Foreign exchange contracts	Interest and other income (expense), net	$4,673	$334

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

To receive hedge accounting treatment under ASC 815, Derivatives and Hedging, all cash flow hedging relationships are formally designated at hedge inception, and tested both prospectively and retrospectively to ensure the forward contracts are highly effective in offsetting changes to future cash flows on the hedged transactions. The Company records effective spot to spot changes in these cash flow hedges in accumulated other comprehensive income until they are reclassified to revenue, cost of revenue or operating expenses together with the hedged transaction. The time value on forward contracts is excluded from effectiveness testing and recorded to interest and other income (expense), net over the life of the contract together with any ineffective portion of the hedge.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding cash flow hedges at March 31, 2015 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	34,885	$5,525	Buy	109,600	$17,065	Buy
Euro	8,465	$10,788	Buy	20,100	$23,711	Buy
Euro	14,373	$18,319	Sell	60,800	$71,897	Sell
British Pound	4,006	$6,489	Buy	20,900	$32,041	Buy
British Pound	3,653	$5,918	Sell	31,300	$47,929	Sell
Israeli Shekel	21,060	$5,756	Buy	76,000	$19,476	Buy

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the following periods (in thousands):

	Gain or (Loss) Recognized in OCI-Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Location of Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Three Months Ended March 31, 2015
Foreign exchange contracts	$6,298	Product revenues	$6,636	Interest and other income (expense), net	$(31)
		Cost of revenues	(801)
		Sales and marketing	(1,787)
		Research and development	(715)
		General and administrative	(775)
	$6,298		$2,558		$(31)

	Three Months Ended March 31, 2014
Foreign exchange contracts	$(421)	Product revenues	$(2,865)	Interest and other income (expense), net	$75
		Cost of revenues	532
		Sales and marketing	1,080
		Research and development	415
		General and administrative	172
	$(421)		$(666)		$75

(a)	There were no gains or losses recognized in income due to ineffectiveness in the periods presented.

As of March 31, 2015, the Company estimated that all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Interest and other income (expense), net” on the condensed consolidated statements of operations. For the three months ended March 31, 2015 and 2014, there were no such gains or losses.

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of March 31, 2015 and December 31, 2014. See Note 11 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets(in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Derivative assets (a):
Foreign exchange contracts	$11,012	$5,501	$11,796	$8,841
Derivative liabilities (b):
Foreign exchange contracts	$5,856	$4,041	$6,795	$4,134

(a)	All derivative assets are recorded in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded in “Other accrued liabilities” in the condensed consolidated balance sheets.

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

The following table sets forth the offsetting of derivative assets (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Assets Presented In the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2015:
Foreign exchange contracts	$22,808	$—	$22,808	$(12,445)	$—	$10,363
As of December 31, 2014:
Foreign exchange contracts	$14,342	$—	$14,342	$(8,175)	$—	$6,167

The following table sets forth the offsetting of derivative liabilities (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts Of Liabilities Presented In the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 15, 2015:
Foreign exchange contracts	$12,651	$—	$12,651	$(12,445)	$—	$206
As of December 31, 2014:
Foreign exchange contracts	$8,175	$—	$8,175	$(8,175)	$—	$—

13. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or via privately negotiated transactions. In July 2014, the Company announced that its Board of Directors had approved a share repurchase plan (the “2014 repurchase plan”) under which the Company may at its discretion purchase shares in the open market with an aggregate value of up to $200.0 million. The Company expects to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations. During the three months ended March 31, 2015, the Company purchased approximately 2.9 million shares of common stock in the open market for approximately $40.0 million. The Company did not purchase any shares of common stock in the open market during the three months ended March 31, 2014. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over its par value and the portion allocated to additional paid-in capital based on the calculated average price in equity is recorded as a charge to retained earnings. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares. As of March 31, 2015, the Company had a remaining authorization to purchase up to an additional $110.0 million of shares in the open market under the 2014 repurchase plan.

Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component (in thousands). The tax effects were not shown separately, as the impacts were not material.

Three Months Ended March 31, 2015	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2014	$1,366	$(52)	$2,797	$4,111
Other comprehensive income (loss) before reclassifications	6,298	89	183	6,570
Amounts reclassified from accumulated other comprehensive income (a)	(2,558)	(3)	—	(2,561)
Net current-period other comprehensive income (loss)	3,740	86	183	4,009
Balance as of March 31, 2015	$5,106	$34	$2,980	$8,120

(a)

See Note 12 for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Other income (expense), net” in the condensed consolidated statement of operations for the three months ended March 31, 2015, net of taxes.

14. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded for the periods presented and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Cost of sales - product	$955	$640
Cost of sales - service	1,308	961
Stock-based compensation expense included in cost of sales	2,263	1,601

Sales and marketing	2,613	391
Research and development	2,573	1,042
General and administrative	1,783	2,613
Stock-based compensation expense included in operating expenses	6,969	4,046
Stock-based compensation expense related to employee equity awards and employee stock purchases	9,232	5,647
Tax benefit	1,529	985
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$7,703	$4,662

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

Stock Options

There were no stock options granted in the three months ended March 31, 2015 and 2014.

Performance Shares and Restricted Stock Units

During the three months ended March 31, 2015 and 2014, the Company granted 884,202 and 450,580, respectively, of performance shares to certain employees and executives, at a weighted average fair value of $14.27 and $13.87 per share, respectively. The 2015 and 2014 grants are generally divided evenly over three annual performance periods commencing with calendar year 2015 and 2014, respectively.

During the three months ended March 31, 2015 and 2014, the Company granted 2,693,878 and 2,582,618, respectively, of restricted stock units at a weighted average fair value of $13.82 and $12.97 per share, respectively.

During the three months ended March 31, 2015 and 2014, there were no restricted stock units granted to non-employee directors.

Employee Stock Purchase Plan

During the three months ended March 31, 2015 and 2014, 1,183,426 and 1,696,177 shares were purchased under the Company’s employee stock purchase plan (“ESPP”), respectively. As of March 31, 2015, there were 10,131,641 shares available to be issued under the ESPP.

Valuation Assumptions

For purchase rights granted pursuant to the ESPP, the estimated fair value per share of employee stock purchase rights for the two-year offering period commencing on February 2, 2015 ranged from $3.09 to $4.27, compared to the estimated fair value per share from $2.82 to $4.48 for the two-year offering period commencing on February 3, 2014.

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

Three Months Ended
	March 31, 2015	March 31, 2014
Expected volatility	30.04-30.73%	32.30-42.11%
Risk-free interest rate	0.07-0.49%	0.07-0.30%
Expected dividends	0.0%	0.0%
Expected life (years)	0.5-2.0	0.5-2.0

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

15. NET INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except for per-share amounts):

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator
Net income (loss)	$21,198	$(3,991)

Denominator
Weighted average shares outstanding, basic	134,777	136,795
Effect of dilutive potential common shares	4,456	—
Weighted average shares outstanding, diluted	139,233	136,795

Basic net income (loss) per share	$0.16	$(0.03)

Diluted net income (loss) per share	$0.15	$(0.03)

Antidilutive employee stock-based awards, excluded	3,870	5,855

Diluted shares outstanding include the dilutive effect of in-the-money employee equity share options, unvested performance shares, restricted stock units, and stock purchase rights under the ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Potentially dilutive shares are excluded from the computation of diluted net income (loss) per share when their effect is antidilutive.

16. BUSINESS SEGMENT INFORMATION

The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consists of North America and Caribbean and Latin America (“CALA”) reporting units, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and are based on the criteria as outlined in the authoritative guidance.

Segment Revenue and Profit

Segment revenues consist of product and service revenues. Product revenues are attributed to a segment based on the ordering location of the customer. For internal reporting purposes and determination of segment contribution margins, geographic segment product revenues may differ slightly from actual geographic revenues due to internal revenue allocations between the Company’s segments. Service revenues are generally attributed to a segment based on the end-user’s location where services are performed. A significant portion of each segment’s expenses arises from shared services and infrastructure that Polycom has historically allocated to the segments in order to realize economies of scale and to use resources efficiently.

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

Financial information for each reportable geographical segment as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended March 31, 2015:
Revenue	$157,354	$93,849	$79,497	$330,700
% of total revenue	48%	28%	24%	100%
Contribution margin	60,850	42,776	36,112	139,738
% of segment revenue	39%	46%	45%	42%

For the three months ended March 31, 2014:
Revenue	$163,070	$89,036	$76,418	$328,524
% of total revenue	50%	27%	23%	100%
Contribution margin	69,973	37,666	31,655	139,294
% of segment revenue	43%	42%	41%	42%

As of March 31, 2015: Gross accounts receivable	$99,475	$59,717	$55,515	$214,707
% of total gross accounts receivable	46%	28%	26%	100%
As of December 31, 2014: Gross accounts receivable	88,316	62,540	63,808	214,664
% of total gross accounts receivable	41%	29%	30%	100%

During the three months ended March 31, 2015 and 2014, one customer, ScanSource Communications (“ScanSource”), accounted for 16% and 18%, respectively, of the Company’s revenues. ScanSource accounted for  19% of total gross accounts receivable at March 31, 2015 and December 31, 2014.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Segment contribution margin	$139,738	$139,294
Corporate and unallocated costs	(98,339)	(106,600)
Stock-based compensation	(9,232)	(5,647)
Effect of stock-based compensation cost on warranty expense	(53)	(129)
Amortization of purchased intangibles	(3,074)	(3,333)
Restructuring costs	(24)	(30,343)
Transaction-related costs	—	(156)
Interest and other income (expense), net	(1,462)	(695)
Income (loss) before benefit from income taxes	$27,554	$(7,609)

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
UC group systems	$204,651	$213,372
UC personal devices	67,465	56,474
UC platform	58,584	58,678
Total	$330,700	$328,524

17. INCOME TAXES

The following table presents the income tax expense (benefit) and the effective tax rates (in thousands):

	Three Months Ended
	March 31, 2015	March 31, 2014
Income tax expense (benefit)	$6,356	$(3,618)
Effective tax rate	23.1%	47.5%

For the three months ended March 31, 2015 and 2014, the Company recorded income tax expense of $6.4 million and an income tax benefit of $3.6 million, respectively. The effective tax rates for the three months ended March 31, 2015 and 2014 were 23.1% and 47.5%, respectively, and differ from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during these periods. For the three months ended March 31, 2015, a discrete benefit of $0.6 million was recorded for benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan.  For the three months ended March 31, 2014, a discrete benefit of $1.3 million was recorded for tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan, and a discrete tax benefit of $0.9 million was recorded as a result of stock-based compensation expense adjustments related to certain terminated employees.

As of March 31, 2015, the amount of gross unrecognized tax benefits was $21.7 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of March 31, 2015 and December 31, 2014, the Company had approximately $1.7 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $0.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “SHOULD,” “DESIGNED,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR UNIQUE POSITION AND ANTICIPATED PRODUCTS, IMPORTANT DRIVERS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014.

Overview

We are a global leader in open, standards-based unified communications and collaboration (“UC&C”) solutions for voice, video and content sharing and a comprehensive line of support and service solutions to ensure customer success. Our solutions are powered by the Polycom® RealPresence® Platform, a flexible and comprehensive infrastructure offering with broad application programming interfaces (“APIs”) that can be deployed via software and/or hardware, on-premises or in the cloud, or in hybrid implementations. The RealPresence Platform interoperates with a broad set of communication, business, mobile, cloud applications and devices to deliver secure face-to-face collaboration across different environments. With RealPresence collaboration solutions, from infrastructure to endpoints for all environments, people all over the world can connect and collaborate naturally without being in the same physical location. Individuals and teams can communicate and collaborate with High Definition (“HD”)  voice, video and content experiences from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare applications and RealPresence Video Protect 500 solutions for government agencies and judicial applications.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability and fulfillment agility.

We believe important drivers for the adoption of collaboration solutions include:

•	growth of video as a preferred method of communication;
•	increasing presence of video on desktop and laptop devices;
•	growth of video-capable mobile devices (including tablets and smartphones);
•	growth of Skype for Business (formerly Microsoft® Lync®) in the corporate environment and the resulting impact on sales of Polycom’s Skype for Business-compatible voice and video devices;
•	expansion of business applications with integrated web-based video and content collaboration;
•	virtualization and the move to private, public, and hybrid clouds;
•	adoption of UC&C by small and medium businesses (“SMBs”);
•	growth of the number of teleworkers globally;
•	new pricing models and options for video delivery, including subscription-based software pricing and as-a-service offerings;
•	emergence of Bring Your Own Device (“BYOD”) programs in businesses of all sizes, across all regions;

•	demand for UC&C solutions for business to business (“B2B”) and business to consumer (“B2C”) communications and the move of consumer applications (“Bring Your Own Apps”) into the business space; and
•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing voice, video and content collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, open support of standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities.

Revenues for the three months ended March 31, 2015 were $330.7 million, an increase of $2.2 million, or 1%, from the same period in 2014. On a year-over-year basis, our total product revenues increased while service revenues remained flat. The overall increase in product revenues for the three months ended March 31, 2015 was primarily due to increased revenue from UC personal devices, driven by increased desktop voice sales, partially offset by decreased revenue from our UC group systems products, resulting from lower sales of UC group video products and, to a lesser extent, lower UC platform product revenues. Service revenues were flat as a result of decreases in Halo related managed services revenues offsetting the increase in maintenance and advanced services revenues. As these managed services contracts expire, customers may elect to purchase other Polycom product solutions rather than renew their managed services contracts.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 48%, 28%, and 24%, respectively, of our revenues in the three months ended March 31, 2015. Our Americas segment revenues decreased by 4%, and our EMEA and APAC segment revenues increased by 5% and 4%, respectively, in the three months ended March 31, 2015 as compared to the same period in 2014. On a year-over-year basis, product revenues increased in our EMEA and APAC segments and declined in our Americas segment while service revenues declined in our Americas and EMEA segments and increased in our APAC segment during the three months ended March 31, 2015. See Note 16 of Notes to Condensed Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues, segment contribution margins, and segment gross accounts receivable. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the three months ended March 31, 2015 and 2014.

Operating margins increased by 10 percentage points in the three months ended March 31, 2015 as compared to the same period in 2014. The increase in operating margins was primarily driven by lower operating expenses. The year-over-year decrease in operating expenses was primarily due to lower restructuring costs and, to a lesser extent, lower compensation costs, decreased spending on marketing programs and lower facilities-related costs.  Overall, our decreased operating expenses were as a result of our focus on optimizing our cost structure and improving operating margins.

During the three months ended March 31, 2015, we generated $30.4 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $21.6 million net decrease in our total cash and cash equivalents from December 31, 2014.

Results of Operations for the Three Months Ended March 31, 2015 and 2014

The following table sets forth, as a percentage of revenues (unless indicated otherwise), condensed consolidated statements of operations data:

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues:
Product revenues	71%	70%
Service revenues	29%	30%
Total revenues	100%	100%
Cost of revenues:
Cost of product revenues as a % of product revenues	43%	42%
Cost of service revenues as a % of service revenues	38%	40%
Total cost of revenues	42%	42%
Gross profit	58%	58%
Operating expenses:
Sales and marketing	27%	28%
Research and development	15%	15%
General and administrative	6%	7%
Amortization of purchased intangibles	1%	1%
Restructuring costs	—	9%
Transaction-related costs	—	-—
Total operating expenses	49%	60%
Operating income (loss)	8%	(2)%
Interest and other income (expense), net:
Interest expense	—	—
Other income (expense), net	—	—
Interest and other income (expense), net	—	—
Income before provision for (benefit from) income taxes	8%	(2)%
Provision for (benefit from) income taxes	2%	(1)%
Net income (loss)	6%	(1)%

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized in the following table:

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014	Increase (Decrease)
Americas	$157,354	$163,070	(4)%
% of revenues	48%	50%
EMEA	$93,849	$89,036	5%
% of revenues	28%	27%
APAC	$79,497	$76,418	4%
% of revenues	24%	23%
Total revenues	$330,700	$328,524	1%

The increase in total revenues in the three months ended March 31, 2015 as compared to the same period in 2014 was primarily due to an increase in product revenues of $2.2 million, or 1%, while service revenues remained flat. The year-over-year increase in product revenues was primarily due to increased revenue from our UC personal devices driven by increased desktop voice sales partially offset by lower revenue from UC group systems, resulting from lower sales of UC group video products and, to a lesser extent, decreased revenues from UC platform products. Within service revenues, maintenance service revenues increased year-over-year primarily due to increased maintenance service renewals as a result of ongoing efforts to increase maintenance service renewal rates.  These increases were offset by decreased revenues from Halo related managed services. Halo related managed services resulted from the Hewlett-Packard visual collaboration business we acquired in 2011. As these managed services contracts expire, customers may elect to purchase other Polycom product solutions rather than renew their managed services contracts.

The overall decrease in the Americas segment revenues in the three months ended March 31, 2015 as compared to the same period in 2014 was driven primarily by decreased revenues in the Canada, Brazil and the United States, partially offset by increased revenues in Mexico.  On a year-over-year basis, product and service revenues decreased in our Americas segment in the three months ended March 31, 2015.  EMEA segment revenues increased in the three months ended March 31, 2015 as compared to the same period in 2014 primarily due to increased revenues in the United Kingdom and Russia, partially offset by decreased revenues in the Nordic countries. On a year-over-year basis, product revenues increased and service revenues decreased slightly in our EMEA segment in the three months ended March 31, 2015.  The increase in the APAC segment revenues in the three months ended March 31, 2015 as compared to the same period in 2014 was primarily driven by increased revenues in India and China, partially offset by decreased revenues in Japan and Australia. On a year-over-year basis, product and service revenues increased in our APAC segment in the three months ended March 31, 2015.

In the three months ended March 31, 2015 and 2014, one channel partner, ScanSource Communications (“ScanSource”), located in our Americas segment, accounted for 16% and 18% of our total revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The following table presents revenues for groups of similar products and services:

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014	Increase (Decrease)
UC group systems	$204,651	$213,372	(4)%
UC personal devices	67,465	56,474	19%
UC platform	58,584	58,678	—
Total revenues	$330,700	$328,524	1%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The decrease in UC group systems revenues was primarily driven by decreased sales of immersive telepresence products and related services in all of our segments and, to a lesser extent, decreased sales of our UC group video products and related services from our Americas and EMEA segments, partially offset by increased revenues from group voice products and related services in all of our segments.

UC personal devices include desktop video devices and desktop voice products. The increase in UC personal devices revenues was primarily due to increased sales of our desktop voice products in all of our segments and increased sales of our desktop video products in our America segment, partially offset by decreased revenues from desktop video products in our EMEA and APAC segments. Overall, the increase in UC personal devices revenues was due in part to the continued adoption of VoIP technologies and increased demand for our Skype for Business-compatible solutions.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. The slight decrease in UC platform revenue was driven by decreased sales of our UC platform products and related services in our Americas segment, partially offset by increased revenues from our EMEA and APAC segments.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014	Increase (Decrease)
Product Cost of Revenues	$101,269	$97,636	4%
% of Product Revenues	43%	42%	1 pt
Product Gross Margins	57%	58%	(1) pt
Service Cost of Revenues	$36,611	$38,903	(6)%
% of Service Revenues	38%	40%	(2) pts
Service Gross Margins	62%	60%	2 pts
Total Cost of Revenues	$137,880	$136,539	1%
% of Total Revenues	42%	42%	—
Total Gross Margins	58%	58%	—

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $1.0 million and $0.6 million for the three months ended March 31, 2015 and 2014, respectively. Cost of product revenues at the segment level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

The overall decrease in product gross margins was primarily due to changes in product mix toward lower margin UC personal devices. Reserves for excess and obsolete inventories also increased year-over-year, partially offset by lower warranty and freight expenses. From a segment perspective, product gross margins decreased in our Americas and APAC segments but increased in our EMEA segment in the three months ended March 31, 2015 as compared to the same period in 2014.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation expense of $1.3 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively. Cost of service revenues at the segment level consists of the standard cost of service revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

Overall, service gross margins increased primarily due to decreased cost of services primarily driven by decreased spending on outside services and lower compensation costs. On a year-over-year basis, service gross margins as a percentage of revenues increased across all our segments.

Total Cost of Revenues and Total Gross Margins

Overall, total gross margin as a percentage of revenues remained flat primarily due to decreased product gross margins as a percentage of revenues, as discussed under Cost of Product Revenues and Product Gross Margins, which was offset by an increase in service gross margins, as discussed under Cost of Service Revenues and Service Gross Margins.

We expect gross margins to remain relatively flat in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; the impact of foreign currency rate fluctuations; competition; the extent to which new services sales accompany our product sales as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and as we make investments to expand our professional services offerings; fluctuations in freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; changes in prices on commodity components; warranty and recall costs; and the timing of sales.

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014	Increase (Decrease)
Expenses	$90,859	$93,968	(3)%
% of Revenues	27%	28%	(1) pts

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation expense of $2.6 million and $0.4 million for the three months ended March 31, 2015 and 2014, respectively.

The year-over-year decrease in sales and marketing expenses was primarily due to decreased compensation costs, as well as decreased spending on marketing program expenses and outside services, partially offset by higher charges for stock-based compensation. Sales and marketing headcount decreased by 1% from March 31, 2014 to March 31, 2015 as part of our plans to improve operating performance.

We expect our sales and marketing expenses to increase in absolute dollars in the near term. Expenses will fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products.

Research and Development Expenses

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014	Increase (Decrease)
Expenses	$49,337	$48,147	2%
% of Revenues	15%	15%	—

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation expense of $2.6 million and $1.0 million for the three months ended March 31, 2015 and 2014, respectively.

The year-over-year increase in research and development expenses was primarily due to increased charges for stock-based compensation and higher program spending, partially offset by decreased compensation costs. Research and development headcount decreased by 2% from March 31, 2014 to March 31, 2015 as part of our plans to improve operating performance.

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

General and Administrative Expenses

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014	Increase (Decrease)
Expenses	$21,167	$23,793	(11)%
% of Revenues	6%	7%	(1) pt

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation expense of $1.8 million and $2.6 million for the three months ended March 31, 2015 and 2014, respectively

The year-over-year decreases in general and administrative expenses were primarily due to decreased compensation expense, including stock-based compensation cost, as well as lower outside services spending. General and administrative headcount decreased by 4% from March 31, 2014 to March 31, 2015 as part of our plans to improve operating performance.

Significant future charges due to costs associated with litigation or un-collectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to increase in absolute dollars in the near term but they could fluctuate depending on the level and timing of expenditures associated with the litigation described in Note 8 of Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles

In each of the three months ended March 31, 2015 and 2014, we recorded approximately $2.4 and $2.5 million in operating expenses and $0.7 million and $1.2 million, in cost of product revenues, respectively, for amortization of purchased intangibles related to acquisitions. The year-over-year decreases in amortization expenses were primarily due to certain intangible assets acquired in prior years being fully amortized. Purchased intangible assets are being amortized over their estimated useful lives, which range from several months to six years. We expect amortization expenses will continue to decline in the near term provided no purchases of new intangible assets, as certain existing intangible assets will be fully amortized in 2017.

Restructuring

During the three months ended March 31, 2015 and 2014, we recorded net restructuring costs of less than $0.1 million and $30.3 million, respectively primarily related to certain actions announced in January 2014, and certain discrete follow-on actions that that were not material, which included the elimination of approximately six percent of the global workforce and the reduction or elimination of certain leased facilities. In addition, restructuring charges for the three months ended March 31, 2015 include adjustments related to a change in assumptions used in our facilities-related restructuring reserves estimate. See Note 6 of Notes to Condensed Consolidated Financial Statements for further information on restructuring.

As of March 31, 2015, the restructuring reserve of $33.8 million consisted of approximately $32.7 million (net of $0.1 million of deferred rent) related to idle facilities and $1.1 million related to severance and other one-time employee benefits.

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

Transaction-related Costs

We did not incur any transaction-related costs in the three months ended March 31, 2015. We expense all acquisition-related and other transaction-related costs as incurred. These costs generally include legal and accounting fees and other integration services. Transaction-related costs incurred in the three months ended March 31, 2014 were less than $0.2 million. We have spent, and may in the future, spend significant resources identifying and acquiring businesses.

Interest and Other Income (Expense), Net

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014
Interest expense	$(1,484)	$(1,474)
Other income (expense)	22	779
Interest and other income (expense), net	(1,462)	(695)

Interest expense consists primarily of interest on our borrowings under the Credit Agreement entered into in September 2013 and imputed interest related to certain long-term obligations. Other income (expense), net consists primarily of interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, realized gains and losses on investments, non-income based taxes and fees and foreign exchange related gains and losses.

We expect interest expense to remain relatively flat in the near term. Interest expense will fluctuate due to changes in interest rates and outstanding debt balances or other long-term obligations for which we record imputed interest.

The decrease in net other income was primarily due to a release in the three months ended March 31, 2014 of sales and use tax reserves from prior years and lower non-income based taxes and fees. Other income (expense), net will fluctuate due to changes in interest rates and returns on our cash and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program and timing of non-income based taxes and license fees. The balance of cash and investments could decrease depending upon the amount of cash used in our stock repurchase activity, any future acquisitions, and other factors, which would also impact our interest income.

Income Tax Expense (Benefits)

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014
Income tax expense (benefit)	$6,356	$(3,618)
Effective tax rate	23.1%	47.5%

The effective tax rates for the three months ended March 31, 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from our operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during these periods. For the three months ended March 31, 2015, a discrete benefit of $0.6 million was recorded for benefits realized on disqualifying dispositions of stock from our employee stock purchase plan.  For the three months ended March 31, 2014, a discrete benefit of $1.3 million was recorded for tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan, and a discrete tax benefit of $0.9 million was recorded as a result of stock-based compensation expense adjustments related to certain terminated employees.

As of March 31, 2015, the amount of gross unrecognized tax benefits was $21.7 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of March 31, 2015 and December 31, 2014, we had approximately $1.7 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $0.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. Tax benefits realized from favorable tax rates for the quarters ended March 31, 2015 and 2014 were not material in the aggregate and did not have a material impact on earnings per share.

We regularly assess the ability to realize deferred tax assets recorded in all entities based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. If our future business profits do not support the realization of deferred tax assets, a valuation allowance could be recorded in the foreseeable future. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust our valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

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

Segment Information

Our business is conducted globally and managed geographically in three segments: (1) Americas, which consists of North America and Caribbean and Latin America (“CALA”) reporting units, (2) Europe, Middle East and Africa (“EMEA”) and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates its business and allocates its resources, and based on the criteria as outlined in the authoritative guidance.

A description of our products and services as well as selected financial data for each segment can be found in Note 16 of Notes to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed.

The following is a summary of the financial information for each of our segments for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended March 31, 2015:
Revenues	$157,354	$93,849	$79,497	$330,700
% of total revenues	48%	28%	24%	100%
Contribution margin	$60,850	$42,776	$36,112	$139,738
% of segment revenues	39%	46%	45%	42%

For the three months ended March 31, 2014:
Revenues	$163,070	$89,036	$76,418	$328,524
% of total revenues	50%	27%	23%	100%
Contribution margin	$69,973	$37,666	$31,655	$139,294
% of segment revenues	43%	42%	41%	42%

As of March 31, 2015: Gross accounts receivable	$99,475	$59,717	$55,515	$214,707
% of total gross accounts receivable	46%	28%	26%	100%
As of December 31, 2014: Gross accounts receivable	$88,316	$62,540	$63,808	$214,664
% of total gross accounts receivable	41%	29%	30%	100%

AMERICAS

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014	Increase (Decrease)
Revenues	$157,354	$163,070	(4)%
Contribution margin	$60,850	$69,973	(13)%
Contribution margin as % of Americas revenues	39%	43%	(4) pt

The decrease in our Americas segment revenues was primarily due to decreased revenues in Canada, Brazil and the United States, partially offset by increased revenues in Mexico. On a year-over-year basis, the overall decrease in Americas segment revenues was primarily driven by decreased revenues from UC group systems and related services as a result of decreased sales of UC group video and immersive telepresence products and, to a lesser extent, decreased revenues from UC platform products and the related services, partially offset by increased revenues from UC personal devices products, primarily due to increased desktop voice sales as a result of the continued adoption of VoIP and increased demand for our Skype for Business-compatible solutions, partially offset by decreased desktop video revenues.

In the three months ended March 31, 2015 and 2014, one channel partner in our Americas segment accounted for 33% and 35%, respectively, of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of Americas segment revenues was primarily due to lower gross margins, as well as, increased direct sales and marketing expenses both in absolute dollars and as a percentage of revenues. The decrease in gross margins was primarily driven by lower product gross margins due to lower product revenues, as well as a mix shift toward lower margin UC personal devices. The increase in direct sales and marketing expenses was primarily due to higher headcount-related costs, including increased compensation and commission expenses.

EMEA

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014	Increase
Revenues	$93,849	$89,036	5%
Contribution margin	$42,776	$37,666	14%
Contribution margin as % of EMEA revenues	46%	42%	4 pt

The increase in our EMEA segment revenues was primarily due to increased revenues from the United Kingdom and Russia, partially offset by decreased revenues in the Nordic countries. On a year-over-year basis, the overall increase in the EMEA segment revenues was primarily driven by increased revenues from UC personal devices as a result of increased desktop voice sales and, to a lesser extent, increased revenues from UC platform products and related services, partially offset by decreased revenues from UC group systems and related services as a result of decreased sales of immersive telepresence and UC group video products.

In the three months ended March 31, 2015 and 2014, one channel partner in our EMEA segment accounted for 16% and 13%, respectively, of our EMEA revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The year-over-year increase in contribution margin as a percentage of EMEA segment revenues were primarily due to higher gross margins, as well as, decreased direct sales and marketing expenses both in absolute dollars and as a percentage of revenues. The increase in gross margin was primarily driven by higher product gross margin resulting from the favorable impact of foreign currency exchange and a mix shift toward higher margin UC platform products. The decrease in sales and marketing expenses were primarily due to lower headcount-related costs, primarily commission expense.

APAC

	Three Months Ended
$ in thousands	March 31, 2015	March 31, 2014	Increase
Revenues	$79,497	$76,418	4%
Contribution margin	$36,112	$31,655	14%
Contribution margin as % of APAC revenues	45%	41%	4 pts

The increase in our APAC segment revenues was primarily due to increased revenues from India and China , partially offset by decreased revenues in Japan and Australia. On a year-over-year basis, the overall increase in APAC segment revenues was primarily driven by increased revenues from UC personal devices as a result of increased desktop voice sales and, to a lesser extent, increased revenues from UC platform and UC group systems products and the related services.

In the three months ended March 31, 2015 and 2014, one channel partner in our APAC segment, in aggregate, accounted for 15% and 28% respectively, of our APAC revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increase in contribution margin as a percentage of APAC segment revenues was primarily due to higher gross margins, as well as, decreased direct sales and marketing expenses both in absolute dollars and as a percentage of revenues. The increase in gross margin was primarily driven by increased service gross margin due to higher service revenues and decreased cost of services as a result of lower outside services and headcount-related costs. The decrease in direct sales and marketing expenses was driven by lower headcount-related costs, including lower compensation and commission expenses, as well as decreased spending on marketing programs.

Liquidity and Capital Resources

As of March 31, 2015, our principal sources of liquidity included cash and cash equivalents of $421.5 million, short-term investments of $206.1 million, and long-term investments of $41.2 million. Substantially all of our short-term and long-term investments are comprised of corporate debt securities and U.S. government and agency securities. See Note 10 of Notes to Condensed Consolidated Financial Statements for further information on our short-term and long-term investments. We also have outstanding letters of credit totaling approximately $1.8 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Our total cash and cash equivalents and investments held in the United States totaled $222.8 million, and the remaining $446.0 million was held by various foreign subsidiaries outside of the United States as of March 31, 2015. If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock, up to $250.0 million in value, pursuant to the share repurchase authorization announced in September 2013. We were in compliance with all debt covenants as of March 31, 2015. See Note 9 of Notes to Condensed Consolidated Financial Statements for further details.

The total net change in cash and cash equivalents for the three months ended March 31, 2015 was a decrease of $21.6 million. The primary sources of cash were $30.4 million from operating activities, $12.4 million cash proceeds from the purchases under the employee stock purchase plan and the exercise of stock options, and $3.1 million from excess tax benefit. The primary uses of cash during this period were $50.9 million for stock repurchases, $12.4 million for purchases of property and equipment, and costs for internally developed software products, $2.7 million of net purchases of investments, and $1.6 million of debt payment.

We generated cash from operating activities totaling $30.4 million in the three months ended March 31, 2015. The increase in cash provided by operating activities for the three months ending March 31, 2015 as compared to the same period in 2014 was primarily due to a net income of $21.2 million during that period in 2015 as compared to a net loss of $4.0 million during the same period in 2014, higher non-cash adjustments to net income (loss) including higher stock based compensation and write-down of excess and obsolete inventory, and lower cash outflows due to lower inventory purchases and prepaid expenses and other assets, and higher taxes payable; partially offset by higher cash outflows due to decrease in accounts payable and net accrued liabilities in the three months ended March 31, 2015. Net accrued liabilities were lower primarily due to the timing of payments related to restructuring activities.

Our days-sales-outstanding (“DSO”) metric was 47 days and 51 days at March 31, 2015 and 2014, respectively. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.9 turns March 31, 2015 as compared to 5.3 turns at March 31, 2014, primarily due to lower inventory as a result of timing and mix of revenue shipments and inventory receipts. We believe inventory turns will fluctuate depending on our ability to reduce lead times as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

We enter into foreign currency forward contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record on the condensed consolidated balance sheet at each reporting period the fair value of our foreign currency forward contracts and record any fair value adjustments in results of operations. Gains and losses associated with currency rate changes on contracts are recorded in “interest and other income (expense), net” in the condensed consolidated statement of operations, offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending on the size of our hedging program, on whether we are purchasing or selling foreign currency relative to the U.S. dollar and on interest rates spreads between the U.S. and other foreign markets.

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues, and operating expenses denominated in the Euro and British Pound, as well as operating expenses denominated in the Chinese Yuan and Israeli Shekel. At each reporting period, we record the fair value of our unrealized forward contracts on the condensed consolidated balance sheet with related unrealized gains and losses as a component of accumulated other comprehensive income, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenues or operating expenses depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded as interest and other income (expense), net.

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market or through privately negotiated transactions. In September 2013, our Board of Directors authorized the repurchase of $400.0 million, or approximately 20% of our outstanding common stock (“Return of Capital Program”), through a $250.0 million modified “Dutch Auction” self-tender offer (the “Tender Offer”) and subsequent privately negotiated transactions. We funded the program with $150.0 million in cash and a $250.0 million Term Loan. The Tender Offer expired on October 30, 2013. On December 4, 2013, we announced plans to repurchase an aggregate of $114.6 million of common stock through an accelerated share repurchase (“ASR”) program and entered into separate ASR agreements with two financial institutions. The ASR program represents the last phase of our $400.0 million Return of Capital Program. Under the terms of the ASR agreements, we paid an aggregate $114.6 million of cash and took an initial delivery of approximately 8.0 million shares in December 2013. The ASR contracts were settled in June 2014, whereby we received an additional 1.5 million shares upon settlement. The aggregate 9.5 million shares ultimately purchased under the ASR program was determined based on our volume-weighted average stock price less an agreed upon discount during the term of the transactions. Total shares repurchased were immediately retired upon delivery. In July 2014, our Board of Directors approved a new share repurchase plan (“the 2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. During the three months ended March 31, 2015, we purchased 2.9 million shares of common stock in the open market for $40.0 million under the 2014 repurchase plan. We did not purchase any shares of common stock in the open market during the first quarter of 2014. As of March 31, 2015, $110.0 million remained authorized under the 2014 repurchase plan. See Note 13 of Notes to our Condensed Consolidated Financial Statements for further details.

At March 31, 2015, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $221.8 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that when are obligated to make payments related to these goods, services or leases. In addition, our banks have has issued letters of credit totaling approximately $1.8 million, which are used to secure the leases on some of our offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of March 31, 2015, the future minimum lease payments due under our current lease obligations. The table below excludes approximately $9.8 million related to the current portion of minimum lease payments associated with leased space that was restructured. The non-current portion of future minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Our contractual obligations as of March 31, 2015 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
Remainder of 2015	$16,905	$3,151	$168	$221,209	$4,687	$4,351	$250,471
2016	18,389	3,278	3,355	581	6,250	7,179	39,032
2017	15,855	2,674	4,545	5	6,250	8,319	37,648
2018	11,741	1,603	4,616	—	223,438	6,162	247,560
2019	11,165	1,539	5,190	—	—	—	17,894
Thereafter	20,576	2,708	21,053	—	—	—	44,337
Total payments	$94,631	$14,953	$38,927	$221,795	$240,625	$26,011	$636,942

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates at March 31, 2015 plus a spread of 1.75%.

As discussed in Note 17 of our Notes to Condensed Consolidated Financial Statements, at March 31, 2015, we had unrecognized tax benefits, including related interest, totaling $23.4 million, $0.8 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2015 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting estimates during the three months ended March 31, 2015. With the exception of the accounting standards update discussed below, there have been no significant changes to these policies or recent accounting pronouncements or changes in accounting pronouncements that are of potential significance to us during the three months ended March 31, 2015.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Annual Report.

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

A sensitivity analysis was performed on our investment portfolio as of March 31, 2015. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at March 31, 2015 that are sensitive to changes in interest rates. The modeling technique used measures the change in fair values arising from immediate parallel shifts in the yield curve of plus or minus 50 basis points (BPS) and 100 BPS and plus 150 BPS (in thousands). Due to the low interest rate environment as of March 31, 2015, we did not believe a parallel shift of minus 150 BPS was relevant.

-150 BPS		-100 BPS	-50 BPS	Fair Value 3/31/2015	+50 BPS	+100 BPS	+150 BPS
$	N/A	$247,815	$247,762	$247,243	$246,517	$245,791	$245,064

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of March 31, 2015, the weighted average interest rate on the Term Loan was 2.11%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

As of March 31, 2015, we had outstanding forward exchange contracts to sell 14.38 million Brazilian Reals at 2.94, buy 2.89 million Chinese Yuan at 6.31, sell 38.17 million Euros at 1.22, sell 2.21 million British Pounds at 1.61, buy 2.74 million Israeli Shekels at 3.68, sell 397.7 million Japanese Yen at 119.64, and sell 16.02 million Mexican Pesos at 15.03. These forward exchange contracts hedge our net position of foreign currency-denominated receivables, payables and cash balances and typically mature in 360 days or less. As of March 31, 2015, we also had no outstanding foreign exchange contracts maturities of more than 360 days.

We also have a cash flow hedging program under which we hedge a portion of anticipated revenues, cost of revenues and operating expenses denominated in the Chinese Yuan, Euro, British Pound and Israeli Shekel. As of March 31, 2015, we had outstanding foreign exchange contracts to buy 34.88 million Chinese Yuan at 6.31, sell 5.91 million Euros at 1.27, buy 0.35 million British Pounds at 1.62, and buy 21.06 million Israeli Shekels at 3.66. These forward exchange contracts, carried at fair value, typically mature in 360 days or less. As of March 31, 2015, we had  outstanding foreign exchange contracts to buy 109.6 million Chinese Yuan at 6.42,  sell 40.7 million Euros at 1.18, sell 10.4 million British Pound at 1.53, and buy 76.0 million Israeli Shekel at 3.9. These forward exchange contracts, carried at fair values, typically have maturities of more than 360 days.

Based on our overall currency rate exposure as of March 31, 2015, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

Except as described below, there was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEC Investigation. As previously disclosed, we have been cooperating with the Enforcement Staff of the Securities and Exchange Commission (“SEC”) in connection with its investigation focused on Mr. Miller's expenses and his resignation.  On March 31, 2015, we entered into a settlement with the SEC. Under the terms of the settlement, in which we did not admit or deny the SEC’s findings, we paid $750,000 in a civil penalty, which was fully reserved for in our financial statements, and agreed not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, we issued materially false and misleading statements or failed to disclose information regarding the our business, operational and compliance policies, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The lawsuit further alleged that our financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against Polycom and granted plaintiffs leave to amend. At this time, we are unable to estimate any range of reasonably possible loss relating to the securities class action.

Derivative Lawsuits. On August 21, 2013 and October 16, 2013, two purported shareholder derivative suits, captioned Saraceni v. Miller, et al., Case No. 5:13-cv-03880, and Donnelly v. Miller, et al., Case No. 5:13-cv-04810, respectively, were filed in the United States District Court for the Northern District of California against certain of our current and former officers and directors. On October 31, 2013, these two federal derivative actions were consolidated into In re Polycom, Inc. Derivative Litigation, Lead Case No. 3:13-cv-03880. On January 13, 2015, the Court dismissed the operative complaint and granted plaintiffs leave to amend.  On April 3, 2015, the Court approved a stipulation dismissing the action with prejudice and entering judgment in favor of defendants.

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

The California state consolidated derivative lawsuit purports to assert claims on behalf of Polycom, which is named as a nominal defendant in the action. The original California state complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused us to repurchase its own stock at artificially inflated prices. The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief. At this time, we are unable to estimate any range of reasonably possible loss relating to the derivative actions.

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

We also need to continually educate and train our channel partners to avoid any confusion as to the desirability of new product offerings and solutions compared to our existing product offerings and to be able to articulate and differentiate the value of new offerings over those of our competitors. As the market evolves, our distribution model and channel partners may change as well. During the last few years, we have announced and launched several new product offerings, both independently and jointly with our strategic partners, including new software, hardware and cloud-based solutions, and these new products could cause confusion among our channel partners and end-users, thereby causing them to delay purchases of our new products until they determine their market acceptance, or as they consider a more comprehensive UC&C strategy versus point product or endpoint only deployments. Any delays in future purchases could adversely affect our revenues, gross margins and operating results in the period of the delay.

The communications market shift to fully integrated solutions, cloud-based/hybrid offerings and new business models over time may require us to add new channel partners, enter new markets and gain new core technological competencies. We are attempting to address these needs and the need to develop new products through our internal development efforts, through joint developments with other companies and through acquisitions. However, we may not identify successful new product opportunities and develop and bring products to market in a timely manner. Further, as we introduce new products, these product transition cycles may not go smoothly, causing an increased risk of inventory obsolescence and relationship issues with our end-user customers and channel partners. The failure of our new product development efforts, any inability to service or maintain the necessary third-party interoperability licenses, our inability to properly manage product transitions or to anticipate new product demand, or our inability to enter new markets would harm our business and results of operations.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, disruption to the business and additional organizational changes or restructuring actions and charges could occur. Since 2013, we have had turnover in a number of senior executive positions, including our chief executive officer, chief financial officer, head of worldwide engineering, head of human resources and our heads of theater sales. Most recently, our head of Americas Sales left the company in the second quarter of 2015, and we are conducting a search for his replacement. These transitions, along with the hiring of other new senior managers, may be disruptive to our business, and if we are unable to execute an orderly transition, our revenue, operating results and financial condition may be adversely impacted. Future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel.

We face risks related to our dependence on channel partners to sell our products.

Changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be adversely impacted.

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant, such as the new Global Partner Program that was launched in the second quarter of 2015, beginning in North America. Further, from time to time, we may make changes to our channel partner contracts or realign our discount and rebate programs. These changes could upset our channel partners which could cause them to add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors’ products. Our channel partners may not be receptive to future changes, and we may not receive the positive benefits that we anticipate in making any program and contractual changes.

Our strategic partnerships with companies may not yield the desired results which could harm our business.

We are focusing on our strategic partnerships and alliances with Microsoft, AT&T, BroadSoft and IBM. Defining, managing and developing these partnerships is expensive and time-consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. For example, we recently announced with Microsoft a new series of video collaboration solutions purpose-built for Skype for Business that may not produce the desired results in the desired timeframe. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

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

To manage our business effectively, we must continue to improve and streamline our infrastructure, including information technology and processes, financial operating and administrative systems and controls in an efficient manner. We plan to continue to improve our information technology systems and underlying business processes, which will require significant management time, support and cost. Moreover, there are inherent risks associated with implementing new systems that may affect our ability to manage our data. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions, which makes our ability to forecast and effectively control our operating expenses more challenging. For example, as part of our effort to improve efficiencies throughout our worldwide organization, we have begun the implementation of a new integrated financial information system. Implementation of certain financial accounting processes was completed in the third quarter of 2014.  The second phase of the implementation is expected to be completed in 2015.  The successful conversion from our legacy financial systems to a new integrated financial information system entails a number of risks due to the complexity of the conversion and implementation process. There can be no assurance that the conversion to, and the implementation of, the new financial information system will not impede our ability to receive and process channel partner orders, order components and finished goods, plan and execute appropriate manufacturing plans, receive and ship finished goods and accurately and timely prepare, analyze and report the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC.

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

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our program, we increased operating income by $2.3 million and $2.3 million in fiscal year 2014 and 2013, respectively. For further information on our hedging program, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

Impairment of our goodwill or other assets would negatively affect our results of operations.

As of March 31, 2015, our goodwill was approximately $559.2 million and other purchased intangible assets were approximately $21.5 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

We have limited supply sources for some key components of our products and services and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply or service interruptions, component defects or unavailability of these components or products.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain components from suppliers in China, Japan, and certain Southeast Asia countries, and any political or economic instability in these regions in the future, natural disasters, disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and any military action or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our Polycom RealPresence Platform products.

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

We have strategic relationships with third parties to develop and manufacture certain products for us. The loss of any such strategic relationship due to competitive reasons, contractual disputes, litigation, the financial instability of a strategic partner or their inability to obtain any financing necessary to adequately fund their operations, could have a negative impact on our ability to produce and sell certain products and product lines and, consequently, would adversely affect our revenues and results of operations. For example, increasing labor costs in China has increased the risk of bankruptcy for suppliers with operations in China, and has led to higher manufacturing costs for us and the need to identify alternate suppliers.  We are also dependent upon third parties to provide our managed services for our immersive telepresence products. Any disruption in our managed services for our customers may materially adversely affect our ability to sell our immersive telepresence products and impact our relationship with the end users.

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

As of March 31, 2015, we had $240.6 million in term loans outstanding under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

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

We are a party to lawsuits in the normal course of our business. The results of, and costs associated with, complex litigation matters are difficult to predict, and the uncertainty associated with substantial unresolved lawsuits could harm our business, financial condition, and reputation. Negative developments with respect to pending lawsuits could cause our stock price to decline, and an unfavorable resolution of any particular lawsuit could have an adverse effect on our business and results of operations. In addition, we may become involved in regulatory investigations or other governmental or private legal proceedings, which could be distracting, expensive and time consuming for us, and if public, may also cause our stock price to be negatively impacted. We expect that the number and significance of claims and legal proceedings that assert patent infringement claims or other intellectual property rights covering our products, either directly against us or against our customers, will increase as our business expands. Any claims or proceedings against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require us to enter into royalty or licensing agreements or pay amounts to third parties pursuant to contractual indemnity provisions. Royalty or licensing agreements, if required, may not be available on terms favorable to us or at all. In addition, we expect that we may face legal proceedings for matters unrelated to intellectual property. For example, in 2013 a purported shareholder class action suit and shareholder derivative lawsuits were filed against us and certain of our current and former officers and directors. Such shareholder activities or lawsuits, and any related publicity, may result in substantial costs and, among other things, divert the attention of management and our employees. An unfavorable outcome in any claim or proceeding against us could have a material adverse impact on our financial position and results of operations for the period in which the unfavorable outcome occurs, and potentially in future periods. Further, any settlement announced by us may expose us to further claims against us by third parties seeking monetary or other damages which, even if unsuccessful, would divert management attention from the business and cause us to incur costs, possibly material, to defend such matters.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended March 31, 2015.

Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the stock purchase activity during the three months ended March 31, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
1/1/15 to 1/31/15	826,593	$13.41	826,593	$138,900,000
2/1/15 to 2/28/15	2,901,911	$13.69	2,122,459	$110,000,000
3/1/15 to 3/31/15	8,453	$12.96	—	$110,000,000
Total	3,736,957		2,949,052

(1)	Includes 787,905 shares repurchased in February and March 2015 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In July 2014, we announced that our Board of Directors had approved a new share repurchase plan (the “2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. We expect to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations. As of March 31, 2015, we had a remaining authorization to purchase up to an additional $110.0 million of shares in the open market under the 2014 repurchase plan.. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective May 27, 2015 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 4, 2015).

10.1(1)*	Form of Performance Share Agreement for Officers.
31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Chief Accounting Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 30, 2015

POLYCOM, INC.
/s/ PETER A. LEAV
Peter A. Leav
Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ LAURA J. DURR
Laura J. Durr
Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective May 27, 2015 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 4, 2015).

10.1.(1)*	Form of Performance Share Agreement for Officers
31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Chief Accounting Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.