Form 10-Q
period 2015-06-30
POLYCOM INC
filed 2015-07-31
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

There were 133,360,183 shares of the Company’s Common Stock, par value $0.0005, outstanding on July 24, 2015.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED June 30, 2015

PART I FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$412,573	$443,132
Short-term investments	198,160	185,783
Trade receivables, net of allowance for doubtful accounts of $3,014 and $3,040 at June 30, 2015 and December 31, 2014, respectively	161,155	169,400
Inventories	99,909	100,328
Deferred taxes	38,739	38,805
Prepaid expenses and other current assets	57,377	61,072
Total current assets	967,913	998,520
Property and equipment, net	107,878	109,195
Long-term investments	49,391	59,197
Goodwill	559,249	559,231
Purchased intangibles, net	18,938	24,567
Deferred taxes	49,856	54,019
Other assets	25,689	26,493
Total assets	$1,778,914	$1,831,222
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$90,285	$108,172
Accrued payroll and related liabilities	39,912	42,901
Taxes payable	3,774	4,056
Deferred revenue	176,890	173,532
Current portion of long-term debt	6,250	6,250
Other accrued liabilities	75,664	86,193
Total current liabilities	392,775	421,104
Long-term deferred revenue	83,551	89,366
Taxes payable	11,847	11,719
Deferred taxes	169	173
Long-term debt	232,813	235,938
Other non-current liabilities	34,609	49,189
Total liabilities	755,764	807,489
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 133,358,381 shares at June 30, 2015 and 135,204,948 shares at December 31, 2014	67	68
Additional paid-in capital	1,149,273	1,155,829
Accumulated deficit	(131,140)	(136,275)
Accumulated other comprehensive income	4,950	4,111
Total stockholders' equity	1,023,150	1,023,733
Total liabilities and stockholders' equity	$1,778,914	$1,831,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
Product revenues	$221,896	$236,565	$455,583	$468,074
Service revenues	94,679	95,454	191,692	192,469
Total revenues	316,575	332,019	647,275	660,543
Cost of revenues:
Cost of product revenues	95,752	97,710	197,021	195,346
Cost of service revenues	34,898	39,087	71,509	77,990
Total cost of revenues	130,650	136,797	268,530	273,336
Gross profit	185,925	195,222	378,745	387,207
Operating expenses:
Sales and marketing	89,433	97,836	180,292	191,804
Research and development	46,545	49,031	95,882	97,178
General and administrative	22,269	24,636	43,436	48,429
Amortization of purchased intangibles	2,417	2,436	4,834	4,928
Restructuring costs	343	9,175	367	39,518
Transaction-related costs	—	—	—	156
Total operating expenses	161,007	183,114	324,811	382,013
Operating income	24,918	12,108	53,934	5,194
Interest and other income (expense), net:
Interest expense	(1,523)	(1,460)	(3,007)	(2,934)
Other income (expense), net	1,345	(236)	1,367	543
Interest and other income (expense), net	(178)	(1,696)	(1,640)	(2,391)
Income before provision for (benefit from) income taxes	24,740	10,412	52,294	2,803
Provision for (benefit from) income taxes	5,093	1,855	11,449	(1,763)
Net income	$19,647	$8,557	$40,845	$4,566

Basic net income per share	$0.15	$0.06	$0.30	$0.03

Diluted net income per share	$0.14	$0.06	$0.30	$0.03

Number of shares used in computation of net income per share:
Basic	134,057	138,016	134,417	137,406
Diluted	137,347	142,876	138,290	142,521

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$19,647	$8,557	$40,845	$4,566
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	8	117	191	(1,086)
Unrealized gains/losses on investments:
Unrealized holding gains (losses) arising during the period	(27)	7	62	—
Net losses reclassified into earnings	(1)	(1)	(4)	(2)
Net unrealized gains (losses) on investments	(28)	6	58	(2)
Unrealized gains/losses on hedging securities:
Unrealized hedge gains (losses) arising during the period	(1,723)	422	4,575	1
Net (gains) losses reclassified into earnings for revenue hedges	(3,629)	1,409	(10,265)	4,274
Net (gains) losses reclassified into earnings for expense hedges	2,202	(1,518)	6,280	(3,717)
Net unrealized gains/losses on hedging securities	(3,150)	313	590	558
Other comprehensive income (loss)	(3,170)	436	839	(530)
Comprehensive income	$16,477	$8,993	$41,684	$4,036

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$40,845	$4,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,210	29,034
Amortization of purchased intangibles	5,629	6,538
Amortization of capitalized software development costs for products to be sold	1,354	702
Amortization of debt issuance costs	266	267
Amortization of discounts and premiums on investments, net	1,090	944
Provision for doubtful accounts	—	600
Write-down of excess and obsolete inventories	6,810	2,253
Stock-based compensation expense	18,943	19,410
Excess tax benefits from stock-based compensation expense	(3,487)	(1,819)
Loss on disposal of property and equipment	544	4,965
Changes in assets and liabilities:
Trade receivables	8,245	5,805
Inventories	(6,791)	(4,848)
Deferred taxes	(2,744)	(4,848)
Prepaid expenses and other assets	4,960	(7,327)
Accounts payable	(19,229)	6,130
Taxes payable	9,663	4,124
Other accrued liabilities and deferred revenue	(30,160)	14,125
Net cash provided by operating activities	63,148	80,621
Cash flows from investing activities:
Purchases of property and equipment	(23,922)	(24,338)
Capitalized software development costs for products to be sold	(2,311)	(2,474)
Purchases of investments	(107,675)	(151,611)
Proceeds from sales of investments	6,892	37,056
Proceeds from maturities of investments	97,187	77,440
Net cash used in investing activities	(29,829)	(63,927)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	12,528	13,542
Payments on debt	(3,125)	(3,125)
Purchase and retirement of common stock under share repurchase plan	(64,999)	—
Purchase and retirement of common stock for tax withholdings on vesting of employee stock-based awards	(11,769)	(8,426)
Excess tax benefits from stock-based compensation expense	3,487	1,819
Net cash (used in) provided by financing activities	(63,878)	3,810
Net (decrease) increase in cash and cash equivalents	(30,559)	20,504
Cash and cash equivalents, beginning of period	443,132	392,629
Cash and cash equivalents, end of period	$412,573	$413,133

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2015, the condensed consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In addition, the condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements as of that date. Accordingly, these condensed consolidated financial statements do not include all of the information and notes typically found in the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, the accompanying unaudited financial statements have been prepared on a basis consistent with the Company’s December 31, 2014 audited financial statements and all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 30, 2015 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

In April 2015, the FASB issued an accounting standard update which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  Early adoption is permitted. The standard will be applied retrospectively to each prior period presented.  The accounting standard update is a change in balance sheet presentation only and is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued an accounting standard update which provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. The Company is evaluating the potential effects of the adoption of this standard on its Consolidated Financial Statements.

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. Additional cash consideration of up to $25.0 million is payable to Polycom over the next two years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal years ending December 31, 2015 and 2016. These conditions were not met for the fiscal years ended December 31, 2014 and 2013. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the six months ended June 30, 2015 and 2014, there were no realized gains on sale of discontinued operations.

4. ACCOUNTS RECEIVABLE FINANCING

The Company has a financing agreement with an unrelated third party financing company (the “Financing Agreement”) whereby the Company offers distributors and resellers’ direct or indirect financing on their purchases of the Company’s products and services. In return, the Company agrees to pay the financing company a fee based on a defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of its receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Accounting Standards Codification (“ASC”) 860 and is accounted for as a sale of financial assets, the accounts receivable are excluded from the balance sheet upon the third party financing company’s payment remittance to the Company. In certain legal jurisdictions, the arrangement fees that involve maintenance services or products bundled with maintenance at one price do not qualify as a sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with ASC 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In the three and six months ended June 30, 2015, total transactions entered into pursuant to the terms of the Financing Agreement were approximately $53.0 million and $117.6 million, respectively, of which $33.7 million and $72.9 million, respectively, were related to the transfer of the financial assets arrangement. In the three and six months ended June 30, 2014, total transactions entered were approximately $51.7 million and $83.7 million, respectively, of which $37.5 million and $68.6 million, respectively, were related to the transfer of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of June 30, 2015 and December 31, 2014 was approximately $26.1 million and $28.5 million, respectively, of which $20.9 million and $20.2 million, respectively, was related to the accounts receivable transferred, and is included in “Trade receivables” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.8 million and $0.6 million for the three months ended June 30, 2015 and 2014, respectively, and were approximately $1.7 million and $1.1 million for the six months ended June 30, 2015 and 2014 respectively. Those fees were recorded as reductions to revenues.

5. GOODWILL, PURCHASED INTANGIBLES, AND SOFTWARE DEVELOPMENT COSTS

Goodwill

The following table presents the changes to the Company’s goodwill by segment during the six months ended June 30, 2015 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2014	$308,159	$101,882	$149,190	$559,231
Foreign currency translation	—	—	18	18
Balance at June 30, 2015	$308,159	$101,882	$149,208	$559,249

Purchased Intangible Assets and Software Development Costs

The following table presents details of the Company’s total purchased intangible assets and capitalized software development costs for products to be sold as of the following periods (in thousands):

	June 30, 2015			December 31, 2014
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(80,745)	$433	$81,178	$(79,986)	$1,192
Customer and partner relationships	79,525	(62,446)	17,079	79,525	(57,983)	21,542
Non-compete agreements	1,800	(1,400)	400	1,800	(1,100)	700
Trade name	3,400	(3,299)	101	3,400	(3,229)	171
Other	4,462	(4,455)	7	4,462	(4,418)	44
Finite-lived intangible assets	170,365	(152,345)	18,020	170,365	(146,716)	23,649
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$171,283	$(152,345)	$18,938	$171,283	$(146,716)	$24,567
Capitalized software development costs for products to be sold	$9,912	$(3,254)	$6,658	$7,416	$(1,900)	$5,516

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

The following table summarizes the amortization expenses recorded in the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Amortization of purchased intangibles in revenues	$19	$19	$38	$38
Amortization of purchased intangibles in cost of product revenues	100	731	757	1,572
Amortization of purchased intangibles in operating expenses	2,417	2,436	4,834	4,928
Total amortization expenses of purchased intangibles	$2,536	$3,186	$5,629	$6,538

Amortization of purchased intangibles is not allocated to the Company’s segments.

The estimated future amortization expense as of June 30, 2015 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2015	$4,867
2016	8,484
2017	4,669
Total	$18,020

In the six months ended June 30, 2015 and 2014, the Company capitalized approximately $2.5 million and $2.6 million of software development costs, respectively, for internally developed software products to be marketed and sold to customers after the point that technological feasibility has been reached and before the products are available for general release. The capitalized costs are being amortized over the estimated product useful life, generally three years, beginning when the products are available for general release. Management expects that the capitalized software development costs are recoverable from future gross profits generated by these products and services.

6. RESTRUCTURING COSTS

The Company recorded net restructuring costs of $0.3 million and $9.2 million during the three months ended June 30, 2015 and 2014, respectively, and $0.4 million and $ 39.5 million during the six months ended June 30, 2015 and 2014, respectively.  Pursuant to the announcement in January 2014, and certain discrete follow-on actions that were not material, management completed certain actions designed to better align expenses to the Company’s revenue and gross margin profile and position the Company for improved operating performance.  These actions included the elimination of approximately six percent of the global workforce and the reduction or elimination of certain leased facilities. The Company has recorded a cumulative amount of $40.7 million in restructuring costs (net of adjustments related to the assumptions used in the estimate of the related liabilities reserves) as of June 30, 2015 in connection with these actions, and does not expect any remaining charges to be material.

The following table summarizes the changes in the Company’s restructuring reserves during the six months ended June 30, 2015 (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2014	$664	$40,909	$41,573
Additions to the reserve, net	3,169	(3,785)	(616)
Interest accretion	—	977	977
Non-cash adjustments	—	(201)	(201)
Cash payments	(2,995)	(13,185)	(16,180)
Balance at June 30, 2015	$838	$24,715	$25,553

As of June 30, 2015, the restructuring reserve was primarily comprised of facilities-related liabilities. At the time the reserve is initially set up, the Company calculates the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. These assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change.

7. BALANCE SHEET DETAILS

Trade receivables, net consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Gross accounts receivables	$216,034	$214,664
Returns and related reserves	(51,865)	(42,224)
Allowance for doubtful accounts	(3,014)	(3,040)
Total	$161,155	$169,400

Inventories consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Raw materials	$1,661	$1,496
Work in process	488	545
Finished goods	97,760	98,287
Total	$99,909	$100,328

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Non-trade receivables	$7,954	$6,547
Prepaid expenses	35,930	37,385
Derivative assets	10,456	14,342
Other current assets	3,037	2,798
Total	$57,377	$61,072

Deferred revenue consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Short-term:
Service	$174,213	$171,355
Product	9	94
License	2,668	2,083
Total	$176,890	$173,532
Long-term:
Service	$80,167	$85,925
License	3,384	3,441
Total	$83,551	$89,366

Changes in the deferred service revenue during the six month period ended June 30, 2015 and 2014 are as follows (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014
Balance at beginning of period	$257,280	$253,793
Additions to deferred service revenue	167,332	170,459
Amortization of deferred service revenue	(170,232)	(171,257)
Balance at end of period	$254,380	$252,995

Other accrued liabilities consist of the following (in thousands):

	June 30, 2015	December 31, 2014
Accrued expenses	$26,095	$27,523
Accrued co-op expenses	3,059	4,102
Restructuring reserves	9,980	12,207
Warranty obligations	11,147	11,613
Derivative liabilities	5,606	8,175
Employee stock purchase plan withholdings	9,088	10,658
Other accrued liabilities	10,689	11,915
Total	$75,664	$86,193

Changes in the warranty obligation during the six month period ended June 30, 2015 and 2014 are as follows (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014
Balance at beginning of period	$11,613	$9,475
Accruals for warranties issued during the period	6,811	8,131
Actual charges against warranty reserve during the period	(7,277)	(7,256)
Balance at end of period	$11,147	$10,350

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

SEC Investigation. As previously disclosed, the Company has been cooperating with the Enforcement Staff of the Securities and Exchange Commission (“SEC”) in connection with its investigation focused on Mr. Miller's expenses and his resignation. On March 31, 2015 the Company entered into a settlement with the SEC. Under the terms of the settlement in which the Company did not admit or deny the SEC’s findings, the Company paid $750,000 in a civil penalty, and agreed not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, the Company issued materially false and misleading statements or failed to disclose information regarding the Company’s business, operational and compliance policies, including with respect to its former Chief Executive Officer’s expense submissions and the Company’s internal controls. The lawsuit further alleged that the Company’s financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against Polycom and granted plaintiffs leave to amend. The lead plaintiff filed a second complaint on May 4, 2015.  Polycom and the individual defendants moved to dismiss the second amended complaint on June 26, 2015.  Those motions are pending.  At this time, the Company is unable to estimate any range of reasonably possible loss relating to the securities class action.

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

Other Indemnifications

As is customary in the Company’s industry, as provided for in local law in the United States, and other jurisdictions, the Company’s standard contracts provide remedies to its customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of its products. From time to time, the Company indemnifies customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of its products and services. In addition, from time to time, the Company also provides protection to customers against claims related to undiscovered liabilities, additional product liability or environmental obligations.

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

The Credit Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of June 30, 2015. The Credit Agreement also includes customary events of default, the occurrence of which could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

At June 30, 2015, the weighted average interest rate on the Term Loan was 2.14%, the accrued interest on the Term Loan was $0.5 million, and the current and non-current portion of the outstanding Term Loan was $6.3 million and $232.8 million, respectively.

The following table sets forth total interest expense recognized on the Term Loan (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Contractual interest expense	$1,292	$1,225	$2,550	$2,454
Amortization of debt issuance costs	133	133	266	267
Total	$1,425	$1,358	$2,816	$2,721

10. INVESTMENTS

The Company had cash and cash equivalents of $412.6 million and $443.1 million at June 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents generally consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, and corporate debt securities.

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

At June 30, 2015, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2015:
Investments-Short-term:
U.S. government securities	$33,637	$27	$—	$33,664
U.S. government agency securities	61,810	13	(4)	61,819
Non-U.S. government securities	11,035	1	(1)	11,035
Corporate debt securities	91,673	8	(39)	91,642
Total investments - short-term	$198,155	$49	$(44)	$198,160
Investments-Long-term:
U.S. government securities	$14,985	$19	$—	$15,004
U.S. government agency securities	18,333	8	(5)	18,336
Corporate debt securities	16,074	1	(24)	16,051
Total investments - long-term	$49,392	$28	$(29)	$49,391

Balances at December 31, 2014:
Investments-Short-term:
U.S. government securities	$26,930	$7	$(2)	$26,935
U.S. government agency securities	59,336	7	(6)	59,337
Non-U.S. government securities	8,764	2	—	8,766
Corporate debt securities	90,782	10	(47)	90,745
Total investments - short-term	$185,812	$26	$(55)	$185,783
Investments-Long-term:
U.S. government securities	$25,320	$4	$(10)	$25,314
U.S. government agency securities	17,369	1	(14)	17,356
Corporate debt securities	16,540	2	(15)	16,527
Total investments - long-term	$59,229	$7	$(39)	$59,197

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including investments categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2015:
U.S. government securities	$1,015	$—	$—	$—	$1,015	$—
U.S. government agency securities	23,454	(9)	—	—	23,454	(9)
Non-U.S. government securities	6,220	(1)	—	—	6,220	(1)
Corporate debt securities	58,428	(63)	—	—	58,428	(63)
Total investments	$89,117	$(73)	$—	$—	$89,117	$(73)
December 31, 2014:
U.S. government securities	$22,355	$(12)	$—	$—	$22,355	$(12)
U.S. government agency securities	27,348	(20)	—	—	27,348	(20)
Corporate debt securities	59,667	(62)	—	—	59,667	(62)
Total investments	$109,370	$(94)	$—	$—	$109,370	$(94)

During the six months ended June 30, 2015 and 2014, there were no investments in the Company’s portfolio that were other-than temporarily impaired and the Company did not incur any material realized net gains or losses.

11. FAIR VALUE MEASUREMENTS

The tables below set forth the Company’s recurring fair value measurements (in thousands):

		Fair Value Measurements at June 30, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$3,421	$3,421	$—
U.S. government agency securities	1,200	—	1,200
Non-U.S. government securities	1,600	—	1,600
Commercial paper	7,779	—	7,779
Short-term investments	198,160	—	198,160
Long-term investments	49,391	—	49,391
Total fixed income available-for-sale securities	$261,551	$3,421	$258,130

Foreign currency forward contracts (a)	$10,456	$—	$10,456
Liabilities:
Foreign currency forward contracts (b)	$5,606	$—	$5,606

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$1,395	$1,395	$—
Commercial paper	7,549	—	7,549
Short-term investments	185,783	—	185,783
Long-term investments	59,197	—	59,197
Total fixed income available-for-sale securities	$253,924	$1,395	$252,529

Foreign currency forward contracts (a)	$14,342	$—	$14,342
Liabilities:
Foreign currency forward contracts (b)	$8,175	$—	$8,175

(a)	Included in short-term derivative assets as “Prepaid expenses and other current assets” in the condensed consolidated balance sheets.
(b)	Included in short-term derivative liabilities as “Other accrued liabilities” in the condensed consolidated balance sheets.

There have been no transfers between Level 1 and Level 2 in the three and six months ended June 30, 2015 and 2014. There were no investments classified as Level 3 as of June 30, 2015 and December 31, 2014.

In addition, the Company has facilities-related liabilities related to restructuring which were calculated based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820. See Note 6 for further details.

The fair value of the Company’s Term Loan under its Credit Agreement is measured using Level 2 inputs as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purposes. At June 30, 2015 and December 31, 2014, the estimated fair value of the Term Loan was approximately $227.1 million and $234.9 million, respectively, using observable market inputs. See Note 9 for further details.

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments are carried at fair value with changes in the fair value recorded in “Interest and other income (expense), net” on the condensed consolidated statements of operations. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds, Israeli Shekels, Brazilian Reals, Chinese Yuan, Japanese Yen and Mexican Pesos.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding non-designated hedges at June 30, 2015 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	16,991	$5,476	Buy	—	$—	—
Brazilian Real	37,282	$11,728	Sell	—	$—	—
Chinese Yuan	40,500	$6,414	Buy	4,920	$769	Buy
Chinese Yuan	41,832	$6,683	Sell	—	$—	—
Euro	24,468	$28,731	Buy	623	$768	Buy
Euro	54,174	$63,677	Sell	9,257	$11,403	Sell
British Pound	15,878	$25,200	Buy	3,875	$6,034	Buy
British Pound	14,261	$22,917	Sell	5,532	$8,616	Sell
Israeli Shekel	53,288	$14,379	Buy	8,171	$2,103	Buy
Israeli Shekel	59,170	$15,535	Sell	—	$—	—
Japanese Yen	173,692	$1,421	Buy	—	$—	—
Japanese Yen	247,263	$2,003	Sell	—	$—	—
Mexican Peso	12,538	$800	Buy	—	$—	—
Mexican Peso	26,493	$1,701	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		June 30, 2015	June 30, 2014
Foreign exchange contracts	Interest and other income (expense), net	$(1,056)	$(35)

		Six Months Ended
		June 30, 2015	June 30, 2014
Foreign exchange contracts	Interest and other income (expense), net	$3,617	$299

Cash Flow Hedges

The Company’s foreign exchange risk management program objective is to reduce volatility in the Company’s economic value from unanticipated foreign currency fluctuations. The Company designates forward contracts as cash flow hedges of foreign currency revenues and expenses, primarily the Chinese Yuan, Euros, British Pounds and Israeli Shekels. All foreign exchange contracts are carried at fair value on the condensed consolidated balance sheets and the maximum duration of foreign exchange forward contracts does not exceed 13 months. Speculation is prohibited by policy.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding cash flow hedges at June 30, 2015 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	—	$—	—	136,780	$21,356	Buy
Euro	—	$—	—	27,977	$32,500	Buy
Euro	—	$—	—	72,943	$84,557	Sell
British Pound	—	$—	—	25,325	$39,033	Buy
British Pound	—	$—	—	32,968	$50,614	Sell
Israeli Shekel	—	$—	—	67,829	$17,373	Buy

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the following periods (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income- Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized- Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Foreign exchange contracts	$(1,723)	$422	Product revenues	$3,629	$(1,409)	Interest and other income (expense), net	$357	$(127)
			Cost of revenues	(531)	330
			Sales and marketing	(1,007)	717
			Research and development	(268)	277
			General and administrative	(396)	194
	$(1,723)	$422		$1,427	$109		$357	$(127)

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014		June 30, 2015	June 30, 2014
Foreign exchange contracts	$4,575	$1	Product revenues	$10,265	$(4,274)	Interest and other income (expense), net	$326	$(52)
			Cost of revenues	(1,332)	862
			Sales and marketing	(2,794)	1,797
			Research and development	(983)	692
			General and administrative	(1,171)	366
	$4,575	$1		$3,985	$(557)		$326	$(52)

(a)	There were no gains or losses recognized in income due to ineffectiveness in the periods presented.

As of June 30, 2015, the Company estimated that all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Interest and other income (expense), net” on the condensed consolidated statements of operations. For the six months ended June 30, 2015 and 2014, there were no such gains or losses.

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of June 30, 2015 and December 31, 2014. See Note 11 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
Derivative assets (a):
Foreign exchange contracts	$4,984	$5,501	$5,472	$8,841
Derivative liabilities (b):
Foreign exchange contracts	$2,720	$4,041	$2,886	$4,134

(a)	All derivative assets are recorded in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded in “Other accrued liabilities” in the condensed consolidated balance sheets.

Offsetting Derivative Assets and Liabilities

The Company has entered into master netting arrangements with each of its derivative counterparties. These arrangements afford the right to net derivative assets against liabilities with the same counterparty. Under certain default provisions, the Company has the right to set off any other amounts payable to the payee whether or not arising under this agreement. As a result of the netting provisions, the Company’s maximum amount of loss under derivative transactions due to credit risk is limited to the net amounts due from the counterparties under the derivative contracts. Although netting is permitted, it is currently the Company’s policy and practice to record all derivative assets and liabilities on a gross basis in the condensed consolidated balance sheets.

The following table sets forth the offsetting of derivative assets (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2015:
Foreign exchange contracts	$10,456	$—	$10,456	$(4,914)	$—	$5,542
As of December 31, 2014:
Foreign exchange contracts	$14,342	$—	$14,342	$(8,175)	$—	$6,167

The following table sets forth the offsetting of derivative liabilities (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2015:
Foreign exchange contracts	$5,606	$—	$5,606	$(4,915)	$—	$691
As of December 31, 2014:
Foreign exchange contracts	$8,175	$—	$8,175	$(8,175)	$—	$—

13. STOCKHOLDERS’ EQUITY
Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or via privately negotiated transactions. In July 2014, the Company announced that its Board of Directors had approved a share repurchase plan (the “2014 repurchase plan”) under which the Company may at its discretion purchase shares in the open market with an aggregate value of up to $200.0 million. The Company expects to execute this new authorization through the end of June 2016 and to fund the share repurchases through cash on hand and future cash flow from operations. During the three and six months ended June 30, 2015, the Company purchased approximately 1.9 million and 4.8 million shares of common stock, respectively, in the open market for approximately $ 25.0 million and $65.0 million, respectively. During the three and six months ended June 30, 2014, the Company did not purchase any shares of common stock in the open market. However, the Company received 1.5 million shares in June 2014 under its accelerated share repurchase program as discussed below. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over its par value and the portion allocated to additional paid-in capital based on the calculated average price in equity is recorded as a charge to retained earnings. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares. As of June 30, 2015, the Company had a remaining authorization to purchase up to an additional $85.0 million of shares in the open market under the 2014 repurchase plan.

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

Six Months Ended June 30, 2015	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2014	$1,366	$(52)	$2,797	$4,111
Other comprehensive income before reclassifications	4,575	62	191	4,828
Amounts reclassified from accumulated other comprehensive income (a)	(3,985)	(4)	—	(3,989)
Net current-period other comprehensive income	590	58	191	839
Balance as of June 30, 2015	$1,956	$6	$2,988	$4,950

(a)

See Note 12 for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Interest and other income (expense), net” in the condensed consolidated statement of operations for the six months ended June 30, 2015, net of taxes.

14. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded for the periods presented and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cost of product revenues	$505	$520	$1,460	$1,160
Cost of service revenues	877	1,101	2,185	2,062
Stock-based compensation expense included in cost of revenues	1,382	1,621	3,645	3,222

Sales and marketing	2,698	5,333	5,311	5,724
Research and development	1,915	3,059	4,488	4,101
General and administrative	3,716	3,750	5,499	6,363
Stock-based compensation expense included in operating expenses	8,329	12,142	15,298	16,188
Stock-based compensation expense related to employee equity awards and employee stock purchases	9,711	13,763	18,943	19,410
Tax benefit	1,697	2,777	3,226	3,762
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$8,014	$10,986	$15,717	$15,648

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

Stock Options

There were no stock options granted in the six months ended June 30, 2015 and 2014.

Performance Shares and Restricted Stock Units

During the six months ended June 30, 2015 and 2014, the Company granted 922,202 and 556,550 performance shares to certain employees and executives, at a weighted average fair value of $14.23 and $13.76 per share, respectively. The 2015 and 2014 grants are generally divided evenly over three annual performance periods commencing with calendar year 2015 and 2014, respectively, and will vest on the first, second and third anniversary of the grant date.

During the six months ended June 30, 2015 and 2014, the Company granted 2,788,043 and 2,702,115 restricted stock units to certain employees, at a weighted average fair value of $13.80 and $12.95 per share, respectively.

During the six months ended June 30, 2015 and 2014, the Company granted 120,000 and 140,000, restricted stock units to non-employee directors at a weighted average fair value of $13.14 and $12.87 per share, respectively.

Employee Stock Purchase Plan

During the six months ended June 30, 2015 and 2014, 1,183,426 and 1,696,177 shares were purchased under the Company’s employee stock purchase plan (“ESPP”), respectively. As of June 30, 2015, there were 10,131,641 shares available to be issued under the ESPP.

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

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

Three and Six Months Ended
	June 30, 2015	June 30, 2014
Expected volatility	30.04-30.73%	32.30-42.11%
Risk-free interest rate	0.07-0.49%	0.07-0.30%
Expected dividends	0.0%	0.0%
Expected life (years)	0.5-2.0	0.5-2.0

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

The dividend yield assumption is based on the Company’s history of not paying dividends and no future expectation of dividend payouts.

The expected life of employee stock purchase rights represents the contractual terms of the underlying program.

15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator
Net income	$19,647	$8,557	$40,845	$4,566

Denominator
Weighted average shares outstanding, basic	134,057	138,016	134,417	137,406
Effect of dilutive potential common shares	3,290	4,860	3,873	5,115
Weighted average shares outstanding, diluted	137,347	142,876	138,290	142,521

Basic net income per share	$0.15	$0.06	$0.30	$0.03

Diluted net income per share	$0.14	$0.06	$0.30	$0.03

Antidilutive employee stock-based awards, excluded	637	242	483	364

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

Financial information for each reportable geographical segment as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2015:
Revenue	$158,333	$80,865	$77,377	$316,575
% of total revenue	50%	26%	24%	100%
Contribution margin	$60,765	$31,987	$35,975	$128,727
% of segment revenue	38%	40%	46%	41%

For the three months ended June 30, 2014:
Revenue	$167,806	$83,067	$81,146	$332,019
% of total revenue	51%	25%	24%	100%
Contribution margin	$69,155	$35,108	$33,366	$137,629
% of segment revenue	41%	42%	41%	41%

For the six months ended June 30, 2015:
Revenue	$315,687	$174,714	$156,874	$647,275
% of total revenue	49%	27%	24%	100%
Contribution margin	$121,616	$74,764	$72,088	$268,468
% of segment revenue	39%	43%	46%	41%

For the six months ended June 30, 2014:
Revenue	$330,875	$172,104	$157,564	$660,543
% of total revenue	50%	26%	24%	100%
Contribution margin	$139,128	$72,774	$65,020	$276,922
% of segment revenue	42%	42%	41%	42%

As of June 30, 2015: Gross accounts receivable	$100,975	$59,582	$55,477	$216,034
% of total gross accounts receivable	47%	28%	25%	100%
As of December 31, 2014: Gross accounts receivable	$88,316	$62,540	$63,808	$214,664
% of total gross accounts receivable	41%	29%	30%	100%

During the three months ended June 30, 2015 and 2014, one customer, ScanSource Communications (“ScanSource”), accounted for 23% and 18%, respectively, of the Company’s revenues. During the six months ended June 30, 2015 and 2014, ScanSource accounted for 19% and 18%, respectively, of the Company’s revenues. ScanSource accounted for 27% and 19%, respectively, of total gross accounts receivable at June 30, 2015 and December 31, 2014.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Segment contribution margin	$128,727	$137,629	$268,468	$276,922
Corporate and unallocated costs	(91,158)	(99,339)	(189,500)	(205,938)
Stock-based compensation	(9,711)	(13,763)	(18,943)	(19,410)
Effect of stock-based compensation cost on warranty expense	(80)	(77)	(133)	(206)
Amortization of purchased intangibles	(2,517)	(3,167)	(5,591)	(6,500)
Restructuring costs	(343)	(9,175)	(367)	(39,518)
Transaction-related costs	—	—	—	(156)
Interest and other income (expense), net	(178)	(1,696)	(1,640)	(2,391)
Income before benefit from income taxes	$24,740	$10,412	$52,294	$2,803

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues:
UC group systems	$195,169	$218,448	$399,820	$431,820
UC personal devices	66,802	53,639	134,267	110,113
UC platform	54,604	59,932	113,188	118,610
Total	$316,575	$332,019	$647,275	$660,543

17. INCOME TAXES

The following table presents the income tax expense (benefit) and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income tax expense (benefit)	$5,093	$1,855	$11,449	$(1,763)
Effective tax rate	20.6%	17.8%	21.9%	(62.9)%

The effective tax rates for the three and six months ended June 30, 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to the impact associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments and discrete benefits recorded during the quarters.  For the six months ended June 30, 2014, a discrete benefit of $1.5 million was recorded for tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan. The discrete tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan were not material in each of the other periods presented. In addition, included in the tax rate for the three and six months ended June 30, 2014 is a discrete tax benefit of $0.9 million related to stock-based compensation expense adjustments for certain terminated employees.

As of June 30, 2015, the amount of gross unrecognized tax benefits was $21.7 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2015 and December 31, 2014, the Company had approximately $1.7 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $0.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

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

Overview

We are a global leader in open, standards-based unified communications and collaboration (“UC&C”) solutions for voice, video and content sharing and offer a comprehensive line of support and service solutions to ensure customer success. Our solutions are powered by the Polycom® RealPresence® Platform, a flexible and comprehensive infrastructure offering with broad application programming interfaces (“APIs”) that can be deployed via software and/or hardware, on-premises or in the cloud, or in hybrid implementations. The RealPresence Platform interoperates with a broad set of communication, business, mobile, cloud applications and devices to deliver secure face-to-face collaboration across different environments. With RealPresence collaboration solutions, from infrastructure to endpoints for all environments, people all over the world can connect and collaborate naturally without being in the same physical location. Individuals and teams can communicate and collaborate with High Definition (“HD”)  voice, video and content experiences from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare applications and RealPresence Video Protect 500 solutions for government agencies and judicial applications.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, system integrators; leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability and fulfillment agility.

We believe important drivers for the adoption of collaboration solutions include:

•	growth of video as a preferred method of communication;
•	increasing presence of video on desktop and laptop devices;
•	growth of video-capable mobile devices (including tablets and smartphones);
•	growth of Skype for Business (formerly Microsoft® Lync®) in the corporate environment and the resulting impact on sales of Polycom’s Skype for Business-compatible voice and video devices;
•	expansion of business applications with integrated web-based video and content collaboration;
•	virtualization and the move to private, public, and hybrid clouds;
•	adoption of UC&C solutions by small and medium businesses (“SMBs”);
•	growth of the number of teleworkers globally;
•	new pricing models and options for video delivery, including subscription-based software pricing and as-a-service offerings;
•	emergence of Bring Your Own Device (“BYOD”) programs in businesses of all sizes, across all regions;

•	demand for UC&C solutions for business to business (“B2B”) and business to consumer (“B2C”) communications and the move of consumer applications (“Bring Your Own Apps”) into the business space; and
•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing voice, video and content collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, support of open standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities.

Revenues for the three and six months ended June 30, 2015 were $316.6 million and $647.3 million, respectively, a decrease of $15.4 million, or 5%, and $13.3 million, or 2%, respectively, from the same periods in 2014. On a year-over-year basis, our total product and service revenues declined in both the three and six months ended June 30, 2015. The overall decreases in product revenues was primary due to lower revenue from our UC group systems and UC platform products, partially offset by increased UC personal device revenue driven by the increase in desktop voice sales. Service revenues decreased slightly as a result of a decrease in Halo related managed service revenues, offset by an increase in maintenance and advanced service revenues primarily due to increased maintenance service renewals as a result of ongoing efforts to increase maintenance service renewal rates. Halo related managed services resulted from the Hewlett-Packard visual collaboration business we acquired in 2011decrease as the managed services contracts expire and customers elect to purchase other Polycom product solutions rather than renew their managed services contracts.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 50%, 26%, and 24%, respectively, of our total revenues in the three months ended June 30, 2015. Our Americas, EMEA and APAC segment revenues decreased by 6%, 3% and 5%, respectively, compared to the same period in 2014. During the six months ended June 30, 2015, our Americas, EMEA, and APAC segment revenues accounted for 49%, 27%, and 24%, respectively, of our total revenues. Our Americas segment revenues decreased by 5% and our EMEA segment revenues increased by 2% while our APAC segment revenues were flat compared to the same period in 2014. Year-over-year, product revenues declined for our Americas and APAC segments in the three and six months ended June 30, 2015. For our EMEA segment, product revenues declined in the three months ended June 30, 2015 but increased in the six months ended June 30, 2015 compared to the same period in 2014. Year-over-year, service revenues declined in our Americas and EMEA segments and increased in our APAC segment in the three and six months ended June 30, 2015.

Operating margins for the three and six months ended June 30, 2015 increased by 4 percentage points and 7 percentage points, respectively as compared to the same periods in 2014. The increase in operating margins was primarily driven by decreased operating expenses resulting from lower restructuring costs and, to a lesser extent, lower headcount-related costs including compensation and commission costs, decreased spending on marketing programs and lower facilities-related costs. Overall, our decreases in operating expenses were a result of our continued focus on optimizing our cost structure and improving operating margin.

During the six months ended June 30, 2015, we generated $63.1 million in cash flow from operating activities, which after the impact of investing and financing activities described in further detail under “Liquidity and Capital Resources,” resulted in a $30.6 million net decrease in our total cash and cash equivalents from December 31, 2014.

Results of Operations for the Three and Six Months Ended June 30, 2015 and 2014

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized in the following table:

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
Americas	$158,333	$167,806	(6)%	$315,687	$330,875	(5)%
% of revenues	50%	51%		49%	50%
EMEA	$80,865	$83,067	(3)%	$174,714	$172,104	2%
% of revenues	26%	25%		27%	26%
APAC	$77,377	$81,146	(5)%	$156,874	$157,564	—
% of revenues	24%	24%		24%	24%
Total revenues	$316,575	$332,019	(5)%	$647,275	$660,543	(2)%

Revenues decreased across all of our geographical segments in the three months ended June 30, 2015 as compared to the same period in the 2014 primarily driven by decreased revenues across several of our key geographic markets, primarily in the United States, Australia and Russia, partially offset by year-over-year growth in Germany, China and Canada. On a year-over-year basis, in the three months ended June 30, 2015 our product revenues decreased across all our segments and service revenues decreased in our Americas and EMEA segments and increased in our APAC segment.

For the six months ended June 30, 2015 as compared to the same period in 2014, our Americas segment revenues decreased due to decreased revenues in the United States, Brazil and Canada.  Year-over-year our EMEA segment revenues in the six months ended June 30, 2015 increased primarily due to growth in Germany and the United Kingdom, partially offset by decreases in the Nordic countries, Austria, Switzerland and Russia. Our APAC segment revenues during the six months ended June 30, 2015 were flat year-over-year.  For the six months ended June 30, 2015 as compared to the same period in 2014, product revenues decreased in our Americas and APAC segments and increased in our EMEA segment and service revenues decreased in our Americas and EMEA segments and increased in our APAC segment.

The overall decrease in revenues in three and six months ended June 30, 2015 as compared to the same periods in 2014 was primarily due to a decrease in product revenues which decreased by $14.7 million and $12.5 million, respectively, and to a lesser extent, service revenues which decreased by $0.8 million in both periods.  As a result of declines in product revenues, as well as a greater mix of UC personal devices revenues which do not have significant service attach rates, service revenues from new maintenance contracts have declined over the last several quarters and this trend is likely to continue.

During the three months ended June 30, 2015 and 2014, one channel partner, ScanSource Communications (“ScanSource”), located in our Americas segment, accounted for 23% and 18% of our total revenues, respectively. During the six months ended June 30, 2015 and 2014, ScanSource accounted for 19% and 18% of our total revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The following table presents revenues for groups of similar products and services:

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
UC group systems	$195,169	$218,448	(11)%	$399,820	$431,820	(7)%
As a percent of total revenues	62%	66%		62%	65%
UC personal devices	$66,802	$53,639	25%	$134,267	$110,113	22%
As a percent of total revenues	21%	16%		21%	17%
UC platform	$54,604	$59,932	(9)%	$113,188	$118,610	(5)%
As a percent of total revenues	17%	18%		17%	18%
Total revenues	$316,575	$332,019	(5)%	$647,275	$660,543	(2)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The decrease in UC group systems revenue for the three months ended June 30, 2015 compared to the same periods in 2014 was primarily driven by decreased sales in our UC group video products and related services from our Americas segment as well as the decreased sales of immersive telepresence product and related services across our three geographic segments. The decrease in UC group systems revenue for the six months ended June 30, 2015 compared to the same periods in 2014 was primarily driven by decreased sales in our UC group video products and related services from our Americas and EMEA segments as well as the decreased sales of immersive telepresence product and related services across our three geographic segments.

UC personal devices include desktop video devices and desktop voice products. The increase in UC personal devices revenue for the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to increased sales of our desktop voice products in our Americas and EMEA segments. Year-over-year, sales of our desktop voice products also increased across our three geographic segments in the six months ended June 30, 2015. Overall, the increase in UC personal devices revenues was due in part to the continued adoption of VoIP technologies and increased demand for our Skype for Business-compatible solutions.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. The decrease in UC platform revenue for the three and six months ended June 30, 2015 compared to the same periods in 2014 was primarily driven by decreased revenues in Russia and Australia. Year-over-year, sales of our UC platform products and related services decreased in our Americas and EMEA segments, and increased in our APAC segment.

Cost of Revenues and Gross Margins

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
Product Cost of Revenues	$95,752	$97,710	(2)%	$197,021	$195,346	1%
% of Product Revenues	43%	41%		43%	42%
Product Gross Margins	57%	59%		57%	58%
Service Cost of Revenues	$34,898	$39,087	(11)%	$71,509	$77,990	(8)%
% of Service Revenues	37%	41%		37%	41%
Service Gross Margins	63%	59%		63%	59%
Total Cost of Revenues	$130,650	$136,797	(4)%	$268,530	$273,336	(2)%
% of Total Revenues	41%	41%		41%	41%
Total Gross Margins	59%	59%		59%	59%

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.5 million for both the three months ended June 30, 2015 and 2014, and $1.5 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively. Cost of product revenues at the geographical region level consists of the standard cost of product revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

For the three and six months ended June 30, 2015, the decrease in product gross margins was primarily due to changes in product mix toward lower margin UC personal devices. In addition, royalties increased year-over-year partially offset by lower expensed material costs and decreased warranty expense. The decrease in product gross margin in the six months ended June 30, 2015 is also due to higher reserves for excess and obsolete inventories on a year-over-year basis.  From a geographical region perspective, product gross margins decreased in our Americas and EMEA regions but increased in our APAC region in the three months ended June 30, 2015 and decreased across all three of our geographic regions in the six months ended June 30, 2015 as compared to the same period in 2014.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation expense of $0.9 million and $1.1 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 million and $2.1 million for the six months ended June 30, 2015 and 2014, respectively. Cost of service revenues at the geographical region level consists of the standard cost of service revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets.

For the three and six months ended June 30, 2015, the increase in service gross margins was primarily due to decreased cost of services primarily driven by decreased spending on outside services and lower compensation costs. From a geographical region perspective, service gross margins increased in our Americas and APAC regions but decreased in our EMEA region in the three and six months ended June 30, 2015 as compared to the same period in 2014.

Total Cost of Revenues and Total Gross Margins

Total gross margins as a percentage of revenues in the three and six months ended June 30, 2015 remained flat primarily due to decreased product gross margins as a percentage of revenues offset by an increase in service gross margins, as discussed above.

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

competition; the extent to which new services sales accompany our product sales as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and make investments to expand our professional services offerings; fluctuations in freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; changes in prices on commodity components; warranty and recall costs; and the timing of sales.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
Sales and marketing	$89,433	$97,836	(9)%	$180,292	$191,804	(6)%
% of Revenues	28%	29%		28%	29%

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation expense of $2.7 million and $5.3 million for the three months ended June 30, 2015 and 2014, respectively, and $5.3 million and $5.7 million for the six months ended June 30, 2015 and 2014, respectively.

During the three and six months ended June 30, 2015, sales and marketing expenses decreased compared to the same periods in 2014 primarily due to lower headcount-related costs, including compensation and commission expenses, stock-based compensation expense, and lower headcount-based allocations, as well as decreased spending on outside services. Sales and marketing headcount was marginally higher at June 30, 2015 compared to the same period in 2014 as we reduced our dependence on non-employee contractors and outside services. The overall decreases in sales and marketing expenses are in line with our plans to improve operating performance.

We expect our sales and marketing expenses to remain relatively flat in absolute dollars in the near term. Expenses will fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter and the timing of stock-based compensation expense. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products.

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
Research and development	$46,545	$49,031	(5)%	$95,882	$97,178	(1)%
% of Revenues	15%	15%		15%	15%

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation expense of $1.9 million and $3.1 million for the three months ended June 30, 2015 and 2014, respectively, and $4.5 million and $4.1 million for the six months ended June 30, 2015 and 2014, respectively.

During the three and six months ended June 30, 2015, research and development expenses decreased compared to the same periods in 2014 primarily due to lower headcount-related costs, primarily compensation and related benefits, as well as lower program expenses, partially offset by increased spending on outside services. The decrease in research and development expenses in the three months ended June 30, 2015 is also due to a year-over-year decrease in stock-based compensation expense.  Research and development headcount increased by 1% at June 30, 2015 compared to the same period in 2014 due to a shift of research and development to a lower cost location resulting in a net increase in headcount. The overall decreases in research and development expenses are in line with our plans to improve operating performance, while investing in accretive areas and development of new products.

We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We are also investing more heavily in research and development projects designed to further our key strategic initiatives with our strategic partners and service provider customers. Research and development expenses as a percentage of revenues are highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved, the timing of stock-based compensation expense and the number of development activities in any given quarter. We expect our research and development costs to remain relatively flat in absolute dollars in the near term.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
General and administrative	$22,269	$24,636	(10)%	$43,436	$48,429	(10)%
% of Revenues	7%	7%		7%	7%

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation expense of $3.7 million and $3.8 million for the three months ended June 30, 2015 and 2014, respectively, and $5.5 million and $6.4 million for the six months ended June 30, 2015 and 2014, respectively.

During the three and six months ended June 30, 2015, general and administrative expenses decreased compared to the same periods in 2014 primarily due to lower headcount-related costs, primarily compensation and related benefits, as well as decreased facility-related costs. The decrease in general and administrative expenses in the six months ended June 30, 2015 is also due to a year-over-year decrease in stock-based compensation expense, partially offset by an increase in outside services. General and administrative headcount decreased by 2% at June 30, 2015 compared to same period in 2014. The overall decreases in general and administrative expenses are in line with our plans to improve operating performance.

Significant future charges due to costs associated with litigation or un-collectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to remain relatively flat in absolute dollars in the near term but they could fluctuate depending on the level and timing of stock-based compensation expense and expenditures associated with the litigation described in Note 8 of Notes to Condensed Consolidated Financial Statements.

Amortization of Purchased Intangibles

During the three months ended June 30, 2015 and 2014, we recorded approximately $2.4 million in operating expenses in both periods and $0.1 million and $0.7 million, in cost of product revenues, respectively, for amortization of purchased intangibles related to acquisitions. During the six months ended June 30, 2015 and 2014, we recorded approximately $4.8 million and $4.9 million in operating expenses and $0.8 million and $1.6 million, in cost of product revenues, respectively, for amortization of purchased intangibles related to acquisitions. The year-over-year decreases in amortization expenses were primarily due to certain intangible assets acquired in prior years being fully amortized.

Restructuring Costs

During the three months ended June 30, 2015 and 2014, we recorded net restructuring costs of $0.3 million and $9.2 million, respectively and $0.4 million and $39.5 million, respectively during the six months ended June 30, 2015 and 2014.

Restructuring costs primarily related to certain actions announced in January 2014 including reduction of approximately six percent of the global workforce and the reduction or elimination of certain leased facilities, and certain discrete follow-on actions that were not material. These actions were designed to better align expenses to our revenue and gross margin, and position us for improved operating performance. Our facilities-related restructuring reserves are recorded net of estimated sublease income that we expect to generate based upon current comparable leases in the respective markets. To the extent that actual sublease income is different from our estimates, or the timing of subleasing the facility is different than we originally estimated, or if the associated cost of, or our recorded liability related to subleasing or terminating our lease obligations for these facilities is greater than we estimated, we adjust our restructuring reserves in the period during which such information becomes known.

The restructuring charges during the three and six months ended June 30, 2015 include accruals for severance payments for certain employees who were notified during this period, and adjustments related to a change in assumptions used in our facilities-related restructuring reserves estimate. See Note 6 of Notes to Condensed Consolidated Financial Statements for further information on restructuring.

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

Transaction-related Costs

We did not incur any transaction-related costs in the three and six months ended June 30, 2015. There were no transaction-related costs incurred in the three months ended June 30, 2014 and were less than $0.2 million for the six months ended June 30, 2014.  We expense all acquisition-related and other transaction-related costs as incurred. These costs generally include legal and accounting fees and other integration services. We have spent, and may in the future, spend significant resources identifying and acquiring businesses.

Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Interest expense	$(1,523)	$(1,460)	$(3,007)	$(2,934)
Other income (expense)	1,345	(236)	1,367	543
Interest and other income (expense), net	$(178)	$(1,696)	$(1,640)	$(2,391)

Interest expense consists primarily of interest on our borrowings under the Credit Agreement entered into in September 2013 and imputed interest related to certain long-term obligations. Other income (expense), net consists primarily of foreign exchange related gains and losses, interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, realized gains and losses on investments and non-income based taxes and fees.

We expect interest expense to remain relatively flat in the near term. Interest expense will fluctuate due to changes in interest rates and outstanding debt balances or other long-term obligations for which we record imputed interest.

The increase in net other income during the three months ended June 30, 2015 compared to same period in 2014 was primarily due to foreign exchange related gains and, to a lesser extent, lower non-income based taxes and fees. The foreign exchange related gains were primarily as a result of the unrealized gains on re-measurement of monetary assets and liabilities.

The increase in net other income during the six months ended June 30, 2015, compared to same period in 2014 was primarily due to foreign exchange related gains and higher interest income. The foreign exchange related gains were primarily as a result of the realized transaction and hedging gains.

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

Income Tax Expense (Benefits)

	Three Months Ended		Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Income tax expense (benefit)	$5,093	$1,855	$11,449	$(1,763)
Effective tax rate	20.6%	17.8%	21.9%	(62.9)%

The effective tax rates for the three and six months ended June 30, 2015 and 2014 differ from the U.S. federal statutory rate of 35% primarily due to the impact associated with proportional earnings from the our operations in lower tax jurisdictions, recurring permanent adjustments, and discrete benefits recorded during the quarters.  For the six months ended June 30, 2014, a discrete benefit of $1.5 million was recorded for tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan. The discrete tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan were not material in each of the other periods presented. In addition, included in the tax rate for the three and six months ended June 30, 2014 is a discrete tax benefit of $0.9 million related to stock-based compensation expense adjustments for certain terminated employees.

As of June 30, 2015, the amount of gross unrecognized tax benefits was $21.7 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2015 and December 31, 2014, we had approximately $1.7 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $0.6 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. Tax benefits realized from favorable tax rates for the quarters ended June 30, 2015 and 2014 were not material in the aggregate and did not have a material impact on earnings per share.

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

The following is a summary of the financial information for each of our segments as of the dates and for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2015:
Revenues	$158,333	$80,865	$77,377	$316,575
% of total revenues	50%	26%	24%	100%
Contribution margin	$60,765	$31,987	$35,975	$128,727
% of segment revenues	38%	40%	46%	41%

For the three months ended June 30, 2014:
Revenues	$167,806	$83,067	$81,146	$332,019
% of total revenues	51%	25%	24%	100%
Contribution margin	$69,155	$35,108	$33,366	$137,629
% of segment revenues	41%	42%	41%	41%

For the six months ended June 30, 2015:
Revenues	$315,687	$174,714	$156,874	$647,275
% of total revenues	49%	27%	24%	100%
Contribution margin	$121,616	$74,764	$72,088	$268,468
% of segment revenues	39%	43%	46%	41%

For the six months ended June 30, 2014:
Revenues	$330,875	$172,104	$157,564	$660,543
% of total revenues	50%	26%	24%	100%
Contribution margin	$139,128	$72,774	$65,020	$276,922
% of segment revenues	42%	42%	41%	42%

As of June 30, 2015: Gross accounts receivable	$100,975	$59,582	$55,477	$216,034
% of total gross accounts receivable	47%	28%	25%	100%
As of December 31, 2014: Gross accounts receivable	$88,316	$62,540	$63,808	$214,664
% of total gross accounts receivable	41%	29%	30%	100%

Americas

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
Revenues	$158,333	$167,806	(6)%	$315,687	$330,875	(5)%
Contribution margin	$60,765	$69,155	(12)%	$121,616	$139,128	(13)%
Contribution margin as % of Americas revenues	38%	41%		39%	42%

The decrease in the Americas segment revenues in the three months ended June 30, 2015 as compared to the same period in 2014 was driven primarily by decreased revenues in the United States and Brazil, partially offset by increased revenues in Canada. In the six months ended June 30, 2015, the decrease in segment revenues was primarily driven by decreased revenues in the United States, Brazil, and Canada.  The decrease in Americas segment revenues in the three and six months ended June 30, 2015 was primarily driven by decreased revenues from UC group systems and related services as a result of decreased sales of UC group video and immersive telepresence products and, to a lesser extent, decreased revenues from UC platform products and the related services, partially offset by increased revenues from UC personal devices products, primarily due to increased desktop voice sales as a result of the continued adoption of VoIP and increased demand for our Skype for Business-compatible solutions. On a year-over-year basis, product and service revenues decreased in our Americas segment in the three and six months ended June 30, 2015.

In the three months ended June 30, 2015 and 2014, two channel partners in our Americas segment, in aggregate, accounted for 56% and 45%, respectively, of our Americas revenues. In the six months ended June 30, 2015 and 2014, three channel partners in our Americas segment, in aggregate, accounted for 62% and 53%, respectively, of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of Americas segment revenues for the three and six months ended June 30, 2015 compared to same period in 2014 was primarily due to lower gross margins, as well as increased direct sales and marketing expenses both in absolute dollars and as a percentage of revenues. The decrease in gross margins was primarily driven by lower product gross margins due to lower product revenues, as well as a mix shift toward lower margin UC personal devices.

EMEA

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
Revenues	$80,865	$83,067	(3)%	$174,714	$172,104	2%
Contribution margin	$31,987	$35,108	(9)%	$74,764	$72,774	3%
Contribution margin as % of EMEA revenues	40%	42%		43%	42%

The decrease in our EMEA segment revenues in the three months ended June 30, 2015 as compared to the same period in 2014 was primarily due to decreased revenues in Russia, Austria, Switzerland and Benelux, partially offset by increased revenues in Germany.  The overall decrease was primarily driven by decreased sales of UC platform and related services resulting from the weak sales in Russia, partially offset by the increased revenues from UC group systems product and the related services and UC personal devices. Year-over-year, EMEA segment revenues increased in the six months ended June 30, 2015 primarily due to increased revenues in Germany and the United Kingdom, partially offset by decreased revenues in the Nordic countries and Austria and Switzerland.  The overall increase was primarily driven by increased sales of UC personal devices, partially offset by the decline in sales of UC platform and UC group systems products and related services.  On a year-over-year basis, product revenues decreased in our EMEA segment in the three months ended June 30, 2015 and increased in the six months ended June 30, 2015 and service revenues decreased in both the three and six months ended June 30, 2015.

In the three months ended June 30, 2015 and 2014, one channel partner in our EMEA segment accounted for 18% and 14%, respectively, of our EMEA revenues.  In the six months ended June 30, 2015 and 2014, one channel partner in our EMEA segment accounted for 17% and 13%, respectively, of our EMEA revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of EMEA segment revenues for the three months ended June 30, 2015 was primarily due to lower gross margins, offset in part by decreased direct sales and marketing expenses in absolute dollars and as a percentage of revenues. The decrease in gross margin was primarily driven by lower product gross margin resulting from a product mix shift away from higher margin UC platform products toward lower margin UC personal devices products and the unfavorable impact of foreign currency exchange. The decrease in sales and marketing expenses were primarily due to lower headcount-related costs as a result of decrease in headcount.

The increase in contribution margin as a percentage of EMEA segment revenues for the six months ended June 30, 2015 was primarily due to decreased direct sales and marketing expenses both in absolute dollars and as a percentage of revenues, offset in part by lower gross margins. The decrease in gross margin was primarily driven by lower product gross margin resulting from a product mix shift away from higher margin UC platform products toward lower margin UC personal devices products and the unfavorable impact of foreign currency exchange. The decrease in sales and marketing expenses were primarily due to lower headcount-related costs as a result of decrease in headcount.

APAC

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2015	June 30, 2014	Increase (Decrease)	June 30, 2015	June 30, 2014	Increase (Decrease)
Revenues	$77,377	$81,146	(5)%	$156,874	$157,564	—
Contribution margin	$35,975	$33,366	8%	$72,088	$65,020	11%
Contribution margin as % of APAC revenues	46%	41%		46%	41%

The decrease in our APAC segment revenues in the three months ended June 30, 2015 compared to the same period in 2014 was primarily due to decreased revenues in Australia, partially offset by growth in China and India. The overall decrease was primarily driven by decreased sales of UC group systems products and related services and UC personal devices, offset in part by increased revenues from UC platform products and related services. The APAC segment revenues for the six months ended June 30, 2015 were flat year-over-year primarily due to decreased revenues in Australia and Japan, offset by increased revenues in China and India. For the six months ended June 30, 2015, sales of UC group systems products and related services and UC personal devices declined, largely offset by the increased revenues from UC platform and related services. On a year-over-year basis, product revenues decreased and services revenues increased in our APAC segment in the three and six months ended June 30, 2015.

In the three months ended June 30, 2015 and 2014, three channel partners in our APAC segment, in aggregate, accounted for 44% and 40%, respectively, of our APAC revenues. In the six months ended June 30, 2015 and 2014, three channel partners in our APAC segment, in aggregate, accounted for 41% and 38%, respectively, of our APAC revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increase in contribution margin as a percentage of APAC segment revenues for the three and six months ended June 30, 2015 was primarily due to higher gross margins, as well as decreased direct sales and marketing expenses both in absolute dollars and as a percentage of revenues. The increase in gross margin was primarily driven by increased service gross margin due to higher service revenues and decreased cost of services as a result of lower outside services and headcount-related costs. The decrease in direct sales and marketing expenses was driven by lower headcount-related costs, including lower compensation and commission expenses, as well as decreased spending on marketing programs.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

Our principal sources of liquidity include cash, cash equivalents, investments and cash provided by operating activities.  Substantially all of our investments are comprised of corporate debt securities, U.S. government securities and agency securities and non-U.S. government securities, which include state, municipal and foreign government securities. See Note 10 of Notes to Condensed Consolidated Financial Statements for further information on our investments.

The following table presents our cash, cash equivalents and investments (in thousands):

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$412,573	$443,132
Short-term investments	198,160	185,783
Long-term investments	49,391	59,197
Total cash, cash equivalents and investments	$660,124	$688,112

Our total cash and cash equivalents and investments as of June 30, 2015 held in the United States totaled $212.6 million, and the remaining $447.5 million was held by various foreign subsidiaries outside of the United States. If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes.

Cash Flows

The following table summarizes the condensed consolidated cash flow information (in thousands):

	Six Months Ended
	June 30, 2015	June 30, 2014	Change
Amount in thousands
Net cash provided by operating activities	$63,148	$80,621	$(17,473)
Net cash used in investing activities	(29,829)	(63,927)	34,098
Net cash provided by (used in) financing activities	(63,878)	3,810	(67,688)
Net (decrease) increase in cash and cash equivalents	$(30,559)	$20,504	$(51,063)

Operating Activities

The decrease in net cash provided by operating activities was primarily due to higher cash outflows due to decreases in accounts payable and accrued liabilities during the six months ended June 30, 2015, as compared to the same period in 2014, which was driven by lower restructuring activities and the timing of payments. These decreases were partially offset by the year-over-year increase in net income as adjusted for non-cash items and lower cash outflows related to prepaid expenses in the six months ended June 30, 2015 compared to the same period in 2014.

Our days-sales-outstanding (“DSO”) metric was 46 days and 49 days at June 30, 2015 and 2014, respectively. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.2 turns at both June 30, 2015 and 2014. We believe inventory turns will fluctuate depending on our ability to reduce lead times as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

Investing Activities

The decrease in net cash used in investing activities during the six months ended June 30, 2015, as compared to the same period in 2014, was primarily due lower purchases of investments, net of sales and maturities.

Net cash used in investing activities includes purchases of property and equipment of $23.9 million for the six months ended June 30, 2105.

Financing Activities

The increase in net cash used in financing activities during the six months ended June 30, 2015, as compared to the same period in 2014, was primarily due to $65.0 million of shares repurchases under the current share repurchase program.

Debt

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock, up to $250.0 million in value, pursuant to the share repurchase authorization announced in September 2013. As of June 30, 2015, a total of $239.1 million Term Loan was outstanding and we were in compliance with all debt covenants. See Note 9 of Notes to Condensed Consolidated Financial Statements for further details.

We also have outstanding letters of credit totaling approximately $1.8 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Foreign Currency

We enter into foreign currency forward contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record the fair value of our foreign currency forward contracts on the Condensed Consolidated Balance Sheet at each reporting period and record any fair value adjustments in the Condensed Consolidated Statement of Operations. Gains and losses associated with currency rate changes on contracts are recorded in “Interest and other income (expense), net” in the Condensed Consolidated Statement of Operations, offsetting transaction gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending on the size of our hedging program, on whether we are purchasing or selling foreign currency relative to the U.S. dollar and on interest rates spreads between the U.S. and other foreign markets.

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues, and operating expenses denominated in the Euro and British Pound, as well as operating expenses denominated in the Chinese Yuan and Israeli Shekel. At each reporting period, we record the fair value of our unrealized forward contracts on the Condensed Consolidated Balance Sheet with related unrealized gains and losses as a component of “Accumulated other comprehensive income”, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenues or operating expenses depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded in “Interest and other income (expense), net”.

Share Repurchases

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market or through privately negotiated transactions.  In July 2014, our Board of Directors approved a new share repurchase plan (“the 2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. During the six months ended June 30, 2015, we purchased 4.8 million shares of common stock in the open market for $65.0 million under the 2014 repurchase plan. As of June 30, 2015, $85.0 million remained authorized under the 2014 repurchase plan. See Note 13 of Notes to our Condensed Consolidated Financial Statements for further details.

Contractual Obligations and Other Commitments

At June 30, 2015, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $203.5 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our Condensed Consolidated Financial Statements once goods or services have been received or at such time that when are obligated to make payments related to these goods, services or leases. In addition, our banks have issued letters of credit totaling approximately $1.8 million, which are used to secure the leases on some of our offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of June 30, 2015, the future minimum lease payments due under our current lease obligations. The table below excludes approximately $7.9 million related to the current portion of minimum lease payments associated with leased space that was restructured. The non-current portion of future minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Our contractual obligations as of June 30, 2015 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
Remainder of 2015	$11,175	$2,043	$490	$199,556	$3,125	$2,844	$219,233
2016	18,306	3,353	2,494	3,113	6,250	6,923	40,439
2017	15,737	2,772	4,084	688	6,250	8,446	37,977
2018	11,683	1,654	3,572	115	223,438	6,481	246,943
2019	11,186	1,564	4,201	—	—	—	16,951
Thereafter	20,551	2,688	19,768	—	—	—	43,007
Total payments	$88,638	$14,074	$34,609	$203,472	$239,063	$24,694	$604,550

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates at June 30, 2015 plus a spread of 1.75%.

As discussed in Note 17 of our Notes to Condensed Consolidated Financial Statements, at June 30, 2015, we had unrecognized tax benefits, including related interest, totaling $23.4 million, $0.7 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2015 as our available net operating losses and research and development tax credits are depleted.

We believe that our available cash, cash equivalents and investments and continuing cash flows from operations will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months based on our current business plans. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available; such financing will be obtainable on terms favorable to us and would not be dilutive.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting estimates during the six months ended June 30, 2015.

Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our condensed consolidated financial statements, see Note 2 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2015. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at June 30, 2015 that are sensitive to changes in interest rates (in thousands).

-150 BPS	-100 BPS	-50 BPS	Fair Value 6/30/2015	+50 BPS	+100 BPS	+150 BPS
$248,247	$248,234	$248,085	$247,551	$246,870	$246,189	$245,506

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of June 30, 2015, the weighted average interest rate on the Term Loan was 2.14%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

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

The following table summarizes the Company’s notional position by currency and average rate of the outstanding non-designated hedges at June 30, 2015 (in thousands):

	Original Maturities of 360 days or Less			Original Maturities of Greater than 360 days
	Position	Foreign Currency	Average rate	Position	Foreign Currency	Average rate
Brazilian Real	Sell	20,291	3.25	Sell	—	—
Chinese Yuan	Buy	—	—	Buy	4,920	6.40
Chinese Yuan	Sell	1,332	6.28	Sell	—	—
Euro	Sell	29,706	1.18	Sell	8,634	1.23
British Pound	Buy	1,617	1.59	Buy	—	—
British Pound	Sell	—	—	Sell	1,658	1.56
Israeli Shekel	Buy	—	—	Buy	8,171	3.88
Israeli Shekel	Sell	5,882	3.81	Sell	—	—
Japanese Yen	Sell	73,571	122.19	Sell	—	—
Mexican Peso	Sell	13,955	15.49	Sell	—	—

The following table summarizes the Company’s notional position by currency and average rate of the outstanding cash flow hedges at June 30, 2015 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
Amounts in thousands	Position	Foreign Currency	Average Rate	Position	Foreign Currency	Average Rate
Chinese Yuan	—	—	—	Buy	136,780	6.40
Euro	—	—	—	Sell	44,966	1.16
British Pound	—	—	—	Sell	7,642	1.52
Israeli Shekel	—	—	—	Buy	67,829	3.90

Based on our overall currency rate exposure as of June 30, 2015, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEC Investigation. As previously disclosed, we have been cooperating with the Enforcement Staff of the Securities and Exchange Commission (“SEC”) in connection with its investigation focused on Mr. Miller's expenses and his resignation.  On March 31, 2015, we entered into a settlement with the SEC. Under the terms of the settlement, in which we did not admit or deny the SEC’s findings, we paid $750,000 in a civil penalty, and agreed not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, we issued materially false and misleading statements or failed to disclose information regarding the our business, operational and compliance policies, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The lawsuit further alleged that our financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against Polycom and granted plaintiffs leave to amend. The lead plaintiff filed a second amended complaint on May 4, 2015.  Polycom and the individual defendants moved to dismiss the second amended complaint on June 26, 2015.  Those motions are pending.  At this time, we are unable to estimate any range of reasonably possible loss relating to the securities class action.

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

●	the prices and performance of our products and those of our existing or potential new competitors;
●	the timing, size and mix of the orders for our products;
●	the level and mix of inventory that we hold to meet future demand;
●	changes to our global organization and retention of key personnel;
●	our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders;
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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, disruption to the business and additional organizational changes or restructuring actions and charges could occur. Since 2013, we have had turnover in a number of senior executive positions, including our chief executive officer, chief financial officer, head of worldwide engineering, head of human resources and our heads of theater sales and channel sales. Most recently, we hired a new head of Americas Sales in the third quarter of 2015. These transitions, along with the hiring of other new senior managers, may be disruptive to our business, and if we are unable to execute an orderly transition, our revenue, operating results and financial condition may be adversely impacted. Future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel.

We face risks related to our dependence on channel partners to sell our products.

Changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be adversely impacted.

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant, such as the new Global Partner Program that was launched in the second quarter of 2015, beginning in North America. Further, from time to time, we may make changes to our channel partner contracts or realign our discount and rebate programs. These changes could upset our channel partners which could cause them to add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors’ products. Our channel partners may not be receptive to future changes, and we may not receive the positive benefits that we anticipate in making any program and contractual changes. For example, in the second quarter of 2015, we believe our results of operations were adversely impacted by changes we made to our partner program in North America, which is an issue that we are addressing.

Our strategic partnerships with companies may not yield the desired results which could harm our business.

We are focusing on our strategic partnerships and alliances with Microsoft, BroadSoft and IBM. Defining, managing and developing these partnerships is expensive and time-consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. For example, we recently announced with Microsoft a new series of video collaboration solutions purpose-built for Skype for Business that may not produce the desired results in the desired timeframe. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

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

We do not typically enter into long-term contracts with our channel partners, and we cannot be certain as to future order levels from our channel partners. In the event of a termination of one of our major channel partners, we believe that the end-user customer would likely purchase from another one of our channel partners, but if this did not occur and we were unable to rapidly replace that revenue source, its loss would harm our results of operations.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Historically, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the last four quarters, the percentage of our quarterly revenues that were recognized in the third month of the quarter ranged from approximately 46% to 55%. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations would have an adverse impact on our operating results. Further, receiving a large number of product orders in the last few weeks of a quarter may cause our financial information systems to experience delays that impede our ability to receive, process and ship orders in a timely manner, which may adversely impact our revenues and operating results in any particular quarter.

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

As of June 30, 2015, our goodwill was approximately $559.2 million and other purchased intangible assets were approximately $18.9 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

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

We subcontract the manufacture of most of our voice, video and network system products to Celestica, Askey, Foxconn and VTech, which are all third-party contract manufacturers. We use Celestica’s facilities in Thailand and China and Askey’s, Foxconn’s, and VTech’s facilities in China. Should there be any disruption in the ability of these third party manufacturers to conduct business for any reason, our business and results of operations would be harmed. While we have begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of our video products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of any of our or our subcontractors’ current manufacturing sites or sites that we may plan to use in the future due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

As of June 30, 2015, we had $239.1 million in term loans outstanding under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the six months ended June 30, 2015.

Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the stock purchase activity during the three months ended June 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
4/1/15 to 4/30/15	184	$13.12	—	$110,000,000
5/1/15 to 5/31/15	1,926,113	$13.40	1,865,939	$85,000,000
6/1/15 to 6/30/15	3,742	$13.41	—	$85,000,000
Total	1,930,039		1,865,939

(1)	Includes a total of 64,100 shares repurchased in April, May and June 2015 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In July 2014, we announced that our Board of Directors had approved a new share repurchase plan (the “2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. We expect to execute this new authorization over the next two years and to fund the share repurchases through cash on hand and future cash flow from operations. As of June 30, 2015, we had a remaining authorization to purchase up to an additional $85.0 million of shares in the open market under the 2014 repurchase plan. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective May 27, 2015 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2015).

10.1*

Polycom, Inc. 2011 Equity Incentive Plan, as amended and restated on May 27, 2015 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2015).

10.2(1)*	Form of Performance Share Agreement for Officers.
10.3(1)*	Form of Performance Share Agreement for Non-Officers.
10.4(1)*	Form of Restricted Stock Unit Agreement for Officers.
10.5(1)*	Form of Restricted Stock Unit Agreement for Non-Officers.
31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Chief Accounting Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 31, 2015

POLYCOM, INC.
/s/ PETER A. LEAV
Peter A. Leav
Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ LAURA J. DURR
Laura J. Durr
Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective May 27, 2015 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2015).

10.1*

Polycom, Inc. 2011 Equity Incentive Plan, as amended and restated on May 27, 2015 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2015).

10.2(1)*	Form of Performance Share Agreement for Officers.
10.3(1)*	Form of Performance Share Agreement for Non-Officers.
10.4(1)*	Form of Restricted Stock Unit Agreement for Officers.
10.5(1)*	Form of Restricted Stock Unit Agreement for Non-Officers.
31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Chief Accounting Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.