Form 10-Q
period 2015-09-30
POLYCOM INC
filed 2015-10-29
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

There were 132,449,350 shares of the Company’s Common Stock, par value $0.0005, outstanding on October 23, 2015.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$412,453	$443,132
Short-term investments	198,155	185,783
Trade receivables, net of allowance for doubtful accounts of $3,031 and $3,040 at September 30, 2015 and December 31, 2014, respectively	156,075	169,400
Inventories	99,904	100,328
Deferred taxes	37,404	38,805
Prepaid expenses and other current assets	48,706	61,072
Total current assets	952,697	998,520
Property and equipment, net	107,646	109,195
Long-term investments	44,428	59,197
Goodwill	559,034	559,231
Purchased intangibles, net	16,427	24,567
Deferred taxes	49,753	54,019
Other assets	24,400	26,493
Total assets	$1,754,385	$1,831,222
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$85,743	$108,172
Accrued payroll and related liabilities	32,442	42,901
Taxes payable	5,913	4,056
Deferred revenue	172,465	173,532
Current portion of long-term debt	6,250	6,250
Other accrued liabilities	68,721	86,193
Total current liabilities	371,534	421,104
Long-term deferred revenue	81,224	89,366
Taxes payable	9,644	11,719
Deferred taxes	115	173
Long-term debt	231,250	235,938
Other non-current liabilities	30,940	49,189
Total liabilities	724,707	807,489
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.0005 par value; Authorized: 350,000,000 shares; Issued and outstanding: 132,443,968 shares at September 30, 2015 and 135,204,948 shares at December 31, 2014	66	68
Additional paid-in capital	1,157,425	1,155,829
Accumulated deficit	(128,912)	(136,275)
Accumulated other comprehensive income	1,099	4,111
Total stockholders' equity	1,029,678	1,023,733
Total liabilities and stockholders' equity	$1,754,385	$1,831,222

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
Product revenues	$211,318	$240,059	$666,901	$708,133
Service revenues	91,792	95,627	283,484	288,096
Total revenues	303,110	335,686	950,385	996,229
Cost of revenues:
Cost of product revenues	91,272	101,399	288,293	296,745
Cost of service revenues	32,948	37,617	104,457	115,607
Total cost of revenues	124,220	139,016	392,750	412,352
Gross profit	178,890	196,670	557,635	583,877
Operating expenses:
Sales and marketing	86,915	97,953	267,207	289,757
Research and development	46,744	51,024	142,626	148,202
General and administrative	22,720	25,746	66,156	74,175
Amortization of purchased intangibles	2,399	2,435	7,233	7,363
Restructuring costs	213	(2,631)	580	36,887
Litigation reserves and payments	—	3,130	—	3,130
Transaction-related costs	—	—	—	156
Total operating expenses	158,991	177,657	483,802	559,670
Operating income	19,899	19,013	73,833	24,207
Interest and other income (expense), net:
Interest expense	(1,538)	(1,470)	(4,545)	(4,404)
Other income (expense), net	969	1,285	2,336	1,828
Interest and other income (expense), net	(569)	(185)	(2,209)	(2,576)
Income before provision for income taxes	19,330	18,828	71,624	21,631
Provision for income taxes	5,757	1,817	17,206	54
Net income	$13,573	$17,011	$54,418	$21,577

Basic net income per share	$0.10	$0.12	$0.41	$0.16

Diluted net income per share	$0.10	$0.12	$0.40	$0.15

Number of shares used in computation of net income per share:
Basic	132,944	136,606	133,926	137,139
Diluted	135,792	142,176	137,458	142,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$13,573	$17,011	$54,418	$21,577
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(1,708)	179	(1,517)	(907)
Unrealized gains/losses on investments:
Unrealized holding gains (losses) arising during the period	56	(43)	118	(43)
Net losses reclassified into earnings	(1)	(7)	(5)	(9)
Net unrealized gains (losses) on investments	55	(50)	113	(52)
Unrealized gains/losses on hedging securities:
Unrealized hedge gains (losses) arising during the period	(787)	2,573	3,788	2,574
Net (gains) losses reclassified into earnings for revenue hedges	(2,450)	(1,222)	(12,715)	3,052
Net (gains) losses reclassified into earnings for expense hedges	1,039	(120)	7,319	(3,837)
Net unrealized gains/(losses) on hedging securities	(2,198)	1,231	(1,608)	1,789
Other comprehensive income (loss)	(3,851)	1,360	(3,012)	830
Comprehensive income	$9,722	$18,371	$51,406	$22,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$54,418	$21,577
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,462	43,201
Amortization of purchased intangibles	8,140	9,724
Amortization of capitalized software development costs for products to be sold	2,174	1,269
Amortization of debt issuance costs	399	400
Amortization of discounts and premiums on investments, net	1,617	1,440
Provision for doubtful accounts	—	600
Write-down of excess and obsolete inventories	9,697	3,682
Stock-based compensation expense	32,902	34,178
Excess tax benefits from stock-based compensation expense	(4,068)	(2,595)
Loss on disposal of property and equipment	562	4,987
Changes in assets and liabilities:
Trade receivables	13,325	1,432
Inventories	(9,731)	1,678
Deferred taxes	(2,494)	(7,705)
Prepaid expenses and other assets	11,726	(11,974)
Accounts payable	(25,492)	8,867
Taxes payable	11,030	7,178
Other accrued liabilities and deferred revenue	(54,622)	(3,290)
Net cash provided by operating activities	89,045	114,649
Cash flows from investing activities:
Purchases of property and equipment	(34,389)	(36,847)
Capitalized software development costs for products to be sold	(3,845)	(3,069)
Purchases of investments	(176,594)	(220,575)
Proceeds from sales of investments	11,168	40,709
Proceeds from maturities of investments	166,340	132,753
Net cash used in investing activities	(37,320)	(87,029)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	21,683	23,407
Payments on debt	(4,687)	(4,688)
Purchase and retirement of common stock under share repurchase plan	(89,953)	(25,000)
Purchase and retirement of common stock for tax withholdings on vesting of employee stock-based awards	(13,515)	(10,240)
Excess tax benefits from stock-based compensation expense	4,068	2,595
Net cash used in financing activities	(82,404)	(13,926)
Net (decrease) increase in cash and cash equivalents	(30,679)	13,694
Cash and cash equivalents, beginning of period	443,132	392,629
Cash and cash equivalents, end of period	$412,453	$406,323

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of September 30, 2015, the condensed consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In addition, the condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements as of that date. Accordingly, these condensed consolidated financial statements do not include all of the information and notes typically found in the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, the accompanying unaudited financial statements have been prepared on a basis consistent with the Company’s December 31, 2014 audited financial statements and all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and nine months ended September 30, 2015 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued an accounting standard update which requires an entity measuring inventory other than last-in, first-out (LIFO) or the retail inventory method to measure inventory at the lower of cost and net realizable value. When evidence exists that the net realizable value of inventory is lower than its costs, the difference will be recognized as a loss in the statement of operations. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The Company is evaluating the impact of adopting this standard on its Consolidated Financial Statements and disclosures.

In April 2015, the FASB issued an accounting standard update which provides guidance on whether a cloud computing arrangement includes a software license to a customer of such an arrangement. If a cloud computing arrangement includes a software license, a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, otherwise the customer should account for the arrangement as a service contract. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The standard can be applied prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Company is evaluating the impact of adopting this standard on its Consolidated Financial Statements and disclosures.

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

In May 2014, the FASB issued an accounting standard update which provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued an accounting standard update to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. The Company is evaluating the potential effects of the adoption of this standard on its Consolidated Financial Statements.

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. Additional cash consideration of up to $25.0 million is payable to Polycom over the next two years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal years ending December 31, 2015 and 2016. These conditions were not met for the fiscal years ended December 31, 2013 and 2014. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the nine months ended September 30, 2015 and 2014, there were no realized gains on sale of discontinued operations.

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

In the three and nine months ended September 30, 2015, total transactions entered into pursuant to the terms of the Financing Agreement were approximately $55.6 million and $173.1 million, respectively, of which $33.8 million and $106.8 million, respectively, were related to the transfer of the financial assets arrangement. In the three and nine months ended September 30, 2014, total transactions entered were approximately $48.8 million and $132.6 million, respectively, of which $29.4 million and $98.1 million, respectively, were related to the transfer of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of September 30, 2015 and December 31, 2014 was approximately $32.9 million and $28.5 million, respectively, of which $18.5 million and $20.2 million, respectively, was related to the accounts receivable transferred, and is included in “Trade receivables” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were approximately $0.8 million and $0.7 million for the three months ended September 30, 2015 and 2014, respectively, and were approximately $2.5 million and $1.8 million for the nine months ended September 30, 2015 and 2014 respectively. Those fees were recorded as reductions to revenues.

5. GOODWILL, PURCHASED INTANGIBLES, AND SOFTWARE DEVELOPMENT COSTS

Goodwill

The following table presents the changes to the Company’s goodwill by segment during the nine months ended September 30, 2015 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2014	$308,159	$101,882	$149,190	$559,231
Foreign currency translation	—	—	(197)	(197)
Balance at September 30, 2015	$308,159	$101,882	$148,993	$559,034

Purchased Intangible Assets and Software Development Costs

The following table presents details of the Company’s total purchased intangible assets and capitalized software development costs for products to be sold as of the following periods (in thousands):

	September 30, 2015			December 31, 2014
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(80,845)	$333	$81,178	$(79,986)	$1,192
Customer and partner relationships	79,525	(64,665)	14,860	79,525	(57,983)	21,542
Non-compete agreements	1,800	(1,550)	250	1,800	(1,100)	700
Trade name	3,400	(3,334)	66	3,400	(3,229)	171
Other	4,462	(4,462)	—	4,462	(4,418)	44
Finite-lived intangible assets	170,365	(154,856)	15,509	170,365	(146,716)	23,649
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$171,283	$(154,856)	$16,427	$171,283	$(146,716)	$24,567
Capitalized software development costs for products to be sold	$11,582	$(4,074)	$7,508	$7,416	$(1,900)	$5,516

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. Consequently, this trade name is not amortized but is reviewed for impairment annually or sooner when indicators of potential impairment exist.

The following table summarizes the amortization expenses recorded in the following periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Amortization of purchased intangibles in revenues	$13	$19	$51	$57
Amortization of purchased intangibles in cost of product revenues	99	732	856	2,304
Amortization of purchased intangibles in operating expenses	2,399	2,435	7,233	7,363
Total amortization expenses of purchased intangibles	$2,511	$3,186	$8,140	$9,724

Amortization of purchased intangibles is not allocated to the Company’s segments.

The estimated future amortization expense as of September 30, 2015 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2015	$2,356
2016	8,484
2017	4,669
Total	$15,509

In the nine months ended September 30, 2015 and 2014, the Company capitalized approximately $4.2 million and $3.2 million of software development costs, respectively, for internally developed software products to be marketed and sold to customers after the point that technological feasibility has been reached and before the products are available for general release. The capitalized costs are being amortized over the estimated product useful life, generally three years, beginning when the products are available for general release. Management expects that the capitalized software development costs are recoverable from future gross profits generated by these products and services.

6. RESTRUCTURING COSTS

The Company recorded $0.2 million of net restructuring charges and $2.6 million of net restructuring credits during the three months ended September 30, 2015 and 2014, respectively. The Company recorded $0.6 million and $36.9 million of net restructuring charges during the nine months ended September 30, 2015 and 2014, respectively. The restructuring charges during the three and nine months ended September 30, 2015 were primarily due to accruals for severance payments for certain employees who were notified during this period, and adjustments related to changes in assumptions used in its facilities-related restructuring estimates.

Restructuring costs primarily related to certain actions announced in January 2014 which included reduction of approximately six percent of the global workforce and the reduction or elimination of certain leased facilities, and certain discrete follow-on actions that were not material. These actions were designed to better align expenses to the Company’s revenue and gross margin profile and position the Company for improved operating performance.

The Company has recorded a cumulative amount of $40.9 million in restructuring costs (net of adjustments related to the assumptions used in the estimate of the related liabilities reserves) as of September 30, 2015 in connection with these actions, and does not expect any remaining charges to be material.

The following table summarizes the changes in the Company’s restructuring reserves during the nine months ended September 30, 2015 (in thousands):

	Severance/Other	Facilities	Total
Balance at December 31, 2014	$664	$40,909	$41,573
Additions to the reserve, net	4,590	(5,266)	(676)
Interest accretion	—	1,284	1,284
Non-cash adjustments	—	(570)	(570)
Cash payments	(4,374)	(16,126)	(20,500)
Balance at September 30, 2015	$880	$20,231	$21,111

As of September 30, 2015, the restructuring reserve was primarily comprised of facilities-related liabilities. At the time the reserve is initially set up, the Company calculates the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. These assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. To the extent that actual sublease income, the timing of subleasing the facility, or the associated cost of, or the recorded liability related to subleasing or terminating the Company’s lease obligations for these facilities is different than initial estimates, the Company adjusts its restructuring reserves in the period during which such information becomes known.

7. BALANCE SHEET DETAILS

Trade receivables, net consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Gross accounts receivables	$213,254	$214,664
Returns and related reserves	(54,148)	(42,224)
Allowance for doubtful accounts	(3,031)	(3,040)
Total	$156,075	$169,400

Inventories consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Raw materials	$1,432	$1,496
Work in process	383	545
Finished goods	98,089	98,287
Total	$99,904	$100,328

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Non-trade receivables	$7,020	$6,547
Prepaid expenses	33,179	37,385
Derivative assets	6,309	14,342
Other current assets	2,198	2,798
Total	$48,706	$61,072

Deferred revenue consists of the following (in thousands):

	September 30, 2015	December 31, 2014
Short-term:
Service	$169,785	$171,355
Product	—	94
License	2,680	2,083
Total	$172,465	$173,532
Long-term:
Service	$77,281	$85,925
License	3,943	3,441
Total	$81,224	$89,366

Changes in the deferred service revenue during the nine month period ended September 30, 2015 and 2014 are as follows (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Balance at beginning of period	$257,280	$253,793
Additions to deferred service revenue	242,950	255,705
Amortization of deferred service revenue	(253,164)	(257,636)
Balance at end of period	$247,066	$251,862

Other accrued liabilities consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Accrued expenses	$27,305	$27,523
Accrued co-op expenses	2,954	4,102
Restructuring reserves	8,441	12,207
Warranty obligations	10,648	11,613
Derivative liabilities	3,371	8,175
Employee stock purchase plan withholdings	4,563	10,658
Other accrued liabilities	11,439	11,915
Total	$68,721	$86,193

Changes in the warranty obligation during the nine month period ended September 30, 2015 and 2014 are as follows (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014
Balance at beginning of period	$11,613	$9,475
Accruals for warranties issued during the period	9,681	11,977
Actual charges against warranty reserve during the period	(10,646)	(10,686)
Balance at end of period	$10,648	$10,766

8. COMMITMENTS AND CONTINGENCIES

Litigation and SEC Investigation

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company expects that the number and significance of these matters will increase as its business expands. In particular, the Company faces an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record a reserve for the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s financial position, liquidity or results of operations. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and results of operations or liquidity for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

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

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, the Company issued materially false and misleading statements or failed to disclose information regarding the Company’s business, operational and compliance policies, including with respect to its former Chief Executive Officer’s expense submissions and the Company’s internal controls. The lawsuit further alleged that the Company’s financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against Polycom and granted plaintiffs leave to amend. The lead plaintiff filed a second complaint on May 4, 2015. Polycom and the individual defendants moved to dismiss the second amended complaint on June 26, 2015. Those motions are pending. At this time, the Company is unable to estimate any range of reasonably possible loss relating to the securities class action lawsuit.

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

The Credit Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of September 30, 2015. The Credit Agreement also includes customary events of default, the occurrence of which could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

At September 30, 2015, the weighted average interest rate on the Term Loan was 2.23%, the accrued interest on the Term Loan was $0.6 million, and the current and non-current portion of the outstanding Term Loan was $6.3 million and $231.3 million, respectively.

The following table sets forth total interest expense recognized on the Term Loan (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Contractual interest expense	$1,328	$1,233	$3,878	$3,687
Amortization of debt issuance costs	133	133	399	400
Total	$1,461	$1,366	$4,277	$4,087

10. INVESTMENTS

The Company had cash and cash equivalents of $412.5 million and $443.1 million at September 30, 2015 and December 31, 2014, respectively. Cash and cash equivalents generally consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, and corporate debt securities.

The Company’s U.S. government securities are mostly comprised of direct U.S. Treasury obligations that are guaranteed by the U.S. government and U.S. government agency securities are mostly comprised of U.S. government agency instruments, including mortgage-backed securities. The Company’s non-U.S. government securities are mostly comprised of non-U.S. government instruments, mainly state, municipal and foreign government securities. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

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

At September 30, 2015, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at September 30, 2015:
Investments-Short-term:
U.S. government securities	$40,428	$27	$(1)	$40,454
U.S. government agency securities	74,131	28	(2)	74,157
Non-U.S. government securities	9,942	4	—	9,946
Corporate debt securities	73,598	16	(16)	73,598
Total investments - short-term	$198,099	$75	$(19)	$198,155
Investments-Long-term:
U.S. government securities	$9,563	$12	$—	$9,575
U.S. government agency securities	18,572	15	(1)	18,586
Corporate debt securities	16,277	12	(22)	16,267
Total investments - long-term	$44,412	$39	$(23)	$44,428

Balances at December 31, 2014:
Investments-Short-term:
U.S. government securities	$26,930	$7	$(2)	$26,935
U.S. government agency securities	59,336	7	(6)	59,337
Non-U.S. government securities	8,764	2	—	8,766
Corporate debt securities	90,782	10	(47)	90,745
Total investments - short-term	$185,812	$26	$(55)	$185,783
Investments-Long-term:
U.S. government securities	$25,320	$4	$(10)	$25,314
U.S. government agency securities	17,369	1	(14)	17,356
Corporate debt securities	16,540	2	(15)	16,527
Total investments - long-term	$59,229	$7	$(39)	$59,197

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including investments categorized as cash equivalents, with unrealized losses aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
September 30, 2015:
U.S. government securities	$9,006	$(1)	$—	$—	$9,006	$(1)
U.S. government agency securities	11,697	(3)	—	—	11,697	(3)
Non-U.S. government securities	—	—	—	—	—	—
Corporate debt securities	39,447	(38)	—	—	39,447	(38)
Total investments	$60,150	$(42)	$—	$—	$60,150	$(42)
December 31, 2014:
U.S. government securities	$22,355	$(12)	$—	$—	$22,355	$(12)
U.S. government agency securities	27,348	(20)	—	—	27,348	(20)
Corporate debt securities	59,667	(62)	—	—	59,667	(62)
Total investments	$109,370	$(94)	$—	$—	$109,370	$(94)

During the nine months ended September 30, 2015 and 2014, there were no investments in the Company’s portfolio that were other-than temporarily impaired and the Company did not incur any material realized net gains or losses.

11. FAIR VALUE MEASUREMENTS

The tables below set forth the Company’s recurring fair value measurements (in thousands):

		Fair Value Measurements at September 30, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$7,876	$7,876	$—
U.S. government agency securities	—	—	—
Non-U.S. government securities	—	—	—
Corporate debt securities	11,488	—	11,488
Short-term investments	198,155	—	198,155
Long-term investments	44,428	—	44,428
Total fixed income available-for-sale securities	$261,947	$7,876	$254,071

Foreign currency forward contracts (a)	$6,309	$—	$6,309
Liabilities:
Foreign currency forward contracts (b)	$3,371	$—	$3,371

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$1,395	$1,395	$—
Commercial paper	7,549	—	7,549
Short-term investments	185,783	—	185,783
Long-term investments	59,197	—	59,197
Total fixed income available-for-sale securities	$253,924	$1,395	$252,529

Foreign currency forward contracts (a)	$14,342	$—	$14,342
Liabilities:
Foreign currency forward contracts (b)	$8,175	$—	$8,175

(a)	Included in short-term derivative assets as “Prepaid expenses and other current assets” in the condensed consolidated balance sheets.
(b)	Included in short-term derivative liabilities as “Other accrued liabilities” in the condensed consolidated balance sheets.

There have been no transfers between Level 1 and Level 2 in the three and nine months ended September 30, 2015 and 2014. There were no investments classified as Level 3 as of September 30, 2015 and December 31, 2014.

In addition, the Company has facilities-related liabilities related to restructuring which were calculated based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820. See Note 6 for further details.

The fair value of the Company’s Term Loan under its Credit Agreement is measured using Level 2 inputs as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purposes. At September 30, 2015 and December 31, 2014, the estimated fair value of the Term Loan was approximately $232.8. million and $234.9 million, respectively, using observable market inputs. See Note 9 for further details.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding non-designated hedges at September 30, 2015 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	23,029	$5,797	Buy	—	$—	—
Brazilian Real	43,600	$11,381	Sell	—	$—	—
Chinese Yuan	—	$—	—	44,971	$7,026	Buy
Chinese Yuan	42,574	$6,639	Sell	—	$—	—
Euro	9,410	$10,512	Buy	9,063	$11,163	Buy
Euro	19,469	$21,795	Sell	30,575	$37,662	Sell
British Pound	1,004	$1,535	Buy	11,980	$18,657	Buy
British Pound	720	$1,101	Sell	14,502	$22,586	Sell
Israeli Shekel	21,905	$5,577	Buy	37,500	$9,653	Buy
Israeli Shekel	53,017	$13,493	Sell	—	$—	—
Japanese Yen	108,585	$907	Sell	—	$—	—
Mexican Peso	15,802	$932	Buy	—	$—	—
Mexican Peso	34,459	$2,034	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		September 30, 2015	September 30, 2014
Foreign exchange contracts	Interest and other income (expense), net	$1,165	$3,991

		Nine Months Ended
		September 30, 2015	September 30, 2014
Foreign exchange contracts	Interest and other income (expense), net	$4,782	$4,290

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding cash flow hedges at September 30, 2015 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	—	$—	—	139,129	$21,569	Buy
Euro	—	$—	—	26,537	$29,991	Buy
Euro	—	$—	—	71,125	$80,267	Sell
British Pound	—	$—	—	25,320	$38,670	Buy
British Pound	—	$—	—	30,898	$47,087	Sell
Israeli Shekel	—	$—	—	38,500	$9,823	Buy

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the following periods (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion		Location of Gain or (Loss) Reclassified from OCI into Income- Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion		Location of Gain or (Loss) Recognized- Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Three Months Ended			Three Months Ended			Three Months Ended
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Foreign exchange contracts	$(787)	$2,573	Product revenues	$2,450	$1,222	Interest and other income (expense), net	$68	$49
			Cost of revenues	(257)	17
			Sales and marketing	(657)	(60)
			Research and development	90	3
			General and administrative	(215)	160
	$(787)	$2,573		$1,411	$1,342		$68	$49

	Nine Months Ended			Nine Months Ended			Nine Months Ended
	September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014		September 30, 2015	September 30, 2014
Foreign exchange contracts	$3,788	$2,574	Product revenues	$12,715	$(3,052)	Interest and other income (expense), net	$394	$(3)
			Cost of revenues	(1,589)	879
			Sales and marketing	(3,451)	1,737
			Research and development	(893)	695
			General and administrative	(1,386)	526
	$3,788	$2,574		$5,396	$785		$394	$(3)

(a)	There were no gains or losses recognized in income due to ineffectiveness in the periods presented.

As of September 30, 2015, the Company estimated that all values reported in accumulated other comprehensive income will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Interest and other income (expense), net” on the condensed consolidated statements of operations. For the nine months ended September 30, 2015 and 2014, there were no such gains or losses.

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of September 30, 2015 and December 31, 2014. See Note 11 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Derivative assets (a):
Foreign exchange contracts	$1,641	$5,501	$4,668	$8,841
Derivative liabilities (b):
Foreign exchange contracts	$1,646	$4,041	$1,725	$4,134

(a)	All derivative assets are recorded in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded in “Other accrued liabilities” in the condensed consolidated balance sheets.

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

The following table sets forth the offsetting of derivative assets (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2015:
Foreign exchange contracts	$6,309	$—	$6,309	$(3,024)	$—	$3,285
As of December 31, 2014:
Foreign exchange contracts	$14,342	$—	$14,342	$(8,175)	$—	$6,167

The following table sets forth the offsetting of derivative liabilities (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of September 30, 2015:
Foreign exchange contracts	$3,371	$—	$3,371	$(3,024)	$—	$347
As of December 31, 2014:
Foreign exchange contracts	$8,175	$—	$8,175	$(8,175)	$—	$—

13. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or via privately negotiated transactions. In July 2014, the Company announced that its Board of Directors had approved a share repurchase plan (the “2014 repurchase plan”) under which the Company may at its discretion purchase shares in the open market with an aggregate value of up to $200.0 million. The Company expects to execute this new authorization through the end of June 2016 and to fund the share repurchases through cash on hand and future cash flow from operations. During the three and nine months ended September 30, 2015, the Company purchased approximately 2.2 million and 7.0 million shares of common stock, respectively, in the open market for approximately $25.0 million and $90.0 million, respectively. During the three months ended September 30, 2014, the Company purchased approximately 1.9 million shares of common stock in the open market for $25 million. During the six months ended June 30, 2014, the Company did not purchase any shares of common stock in the open market. However, the Company received 1.5 million shares in June 2014 under its accelerated share repurchase program as discussed below. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over its par value and the portion allocated to additional paid-in capital based on the calculated average price in equity is recorded as a charge to retained earnings. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares. As of September 30, 2015, the Company had a remaining authorization to purchase up to an additional $60.0 million of shares in the open market under the 2014 repurchase plan.
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

Nine Months Ended September 30, 2015	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2014	$1,366	$(52)	$2,797	$4,111
Other comprehensive income before reclassifications	3,788	118	(1,517)	2,389
Amounts reclassified from accumulated other comprehensive income (a)	(5,396)	(5)	—	(5,401)
Net current-period other comprehensive income	(1,608)	113	(1,517)	(3,012)
Balance as of September 30, 2015	$(242)	$61	$1,280	$1,099

(a)

See Note 12 for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Interest and other income (expense), net” in the condensed consolidated statement of operations for the nine months ended September 30, 2015, net of taxes.

14. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded for the periods presented and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cost of product revenues	$731	$668	$2,191	$1,828
Cost of service revenues	1,255	1,102	3,440	3,164
Stock-based compensation expense included in cost of revenues	1,986	1,770	5,631	4,992

Sales and marketing	4,217	4,673	9,528	10,397
Research and development	2,725	3,203	7,213	7,304
General and administrative	5,031	5,122	10,530	11,485
Stock-based compensation expense included in operating expenses	11,973	12,998	27,271	29,186
Stock-based compensation expense related to employee equity awards and employee stock purchases	13,959	14,768	32,902	34,178
Tax benefit	2,584	3,016	5,810	6,778
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$11,375	$11,752	$27,092	$27,400

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

Stock Options

There were no stock options granted in the nine months ended September 30, 2015 and 2014.

Performance Shares and Restricted Stock Units

During the nine months ended September 30, 2015 and 2014, the Company granted 972,112 and 659,416 performance shares to certain employees and executives, at a weighted average fair value of $14.04 and $13.81 per share, respectively. The 2015 and 2014 grants are generally divided evenly over three annual performance periods commencing with calendar year 2015 and 2014, respectively, and will vest on the first, second and third anniversary of the grant date.

During the nine months ended September 30, 2015 and 2014, the Company granted 3,058,643 and 2,847,979 restricted stock units to certain employees, at a weighted average fair value of $13.53 and $12.96 per share, respectively.

During the nine months ended September 30, 2015 and 2014, the Company granted 135,000 and 140,000, restricted stock units to non-employee directors at a weighted average fair value of $12.90 and $12.87 per share, respectively.

Employee Stock Purchase Plan

During the nine months ended September 30, 2015 and 2014, 2,150,586 and 2,944,069 shares were purchased under the Company’s employee stock purchase plan (“ESPP”), respectively. As of September 30, 2015, there were 9,164,481 shares available to be issued under the ESPP.

Valuation Assumptions

For purchase rights granted pursuant to the ESPP, the estimated fair value per share of employee stock purchase rights for the two-year offering period commencing on August 3, 2015 ranged from $2.56 to $3.45, compared to the estimated fair value per share from $2.80 to $4.10 for the two-year offering period commencing on August 1, 2014. The estimated fair value per share of employee stock purchase rights for the two year offering period commencing on February 2, 2015 ranged from $3.09 to $4.27, compared to the estimated fair value per share from $2.82 to $4.48 for the two-year offering period commencing on February 3, 2014.

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Expected volatility	28.60-29.76%	26.47-32.18%	28.08-30.73%	26.47-42.11%
Risk-free interest rate	0.17-0.68%	0.05-0.47%	0.07-0.68%	0.05-0.47%
Expected dividends	0.0%	0.0%	0.0%	0.0%
Expected life (years)	0.5-1.99	0.5-2.0	0.49-2.0	0.5-2.0

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

The expected life of employee stock purchase rights represents the contractual terms of the underlying program.

15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator
Net income	$13,573	$17,011	$54,418	$21,577

Denominator
Weighted average shares outstanding, basic	132,944	136,606	133,926	137,139
Effect of dilutive potential common shares	2,848	5,570	3,532	5,267
Weighted average shares outstanding, diluted	135,792	142,176	137,458	142,406

Basic net income per share	$0.10	$0.12	$0.41	$0.16

Diluted net income per share	$0.10	$0.12	$0.40	$0.15

Antidilutive employee stock-based awards, excluded	811	136	592	288

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

Segment contribution margin includes all geographic segment revenues less the related cost of sales and direct revenues and marketing expenses. Cost of revenues consists of the standard cost of revenues and does not include items such as warranty expense, royalties, and the allocation of overhead expenses, including facilities and IT costs, as well as stock-based compensation costs and amortization of purchased intangible assets. Management allocates some infrastructure costs, such as facilities and IT costs, in determining segment contribution margins. Contribution margin is used, in part, to evaluate the performance of, and allocate resources to, each of the segments. Certain operating expenses are not allocated to segments because they are separately managed at the corporate level. These unallocated costs include corporate manufacturing costs, sales and marketing costs other than direct sales and marketing expenses, research and development expenses, general and administrative costs, such as legal and accounting, stock-based compensation costs, transaction-related costs, amortization of purchased intangibles, restructuring costs and interest and other income (expense), net.

Segment Data

The results of the reportable segments are derived directly from Polycom’s management reporting system. Management measures the performance of each segment based on several metrics, including contribution margin as defined above. Asset data, with the exception of gross accounts receivable, is not reviewed by management at the segment level.

Financial information for each reportable geographical segment as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2015:
Revenue	$148,157	$77,274	$77,679	$303,110
% of total revenue	49%	25%	26%	100%
Contribution margin	$55,032	$32,260	$37,392	$124,684
% of segment revenue	37%	42%	48%	41%

For the three months ended September 30, 2014:
Revenue	$166,354	$83,995	$85,337	$335,686
% of total revenue	50%	25%	25%	100%
Contribution margin	$66,993	$36,686	$35,965	$139,644
% of segment revenue	40%	44%	42%	42%

For the nine months ended September 30, 2015:
Revenue	$463,844	$251,988	$234,553	$950,385
% of total revenue	49%	26%	25%	100%
Contribution margin	$176,648	$107,024	$109,480	$393,152
% of segment revenue	38%	42%	47%	41%

For the nine months ended September 30, 2014:
Revenue	$497,229	$256,099	$242,901	$996,229
% of total revenue	50%	26%	24%	100%
Contribution margin	$206,121	$109,460	$100,985	$416,566
% of segment revenue	41%	43%	42%	42%

As of September 30, 2015: Gross accounts receivable	$99,248	$53,673	$60,333	$213,254
% of total gross accounts receivable	47%	25%	28%	100%
As of December 31, 2014: Gross accounts receivable	$88,316	$62,540	$63,808	$214,664
% of total gross accounts receivable	41%	29%	30%	100%

During the three months ended September 30, 2015, two customers, ScanSource Communications (“ScanSource”) and Westcon Group Inc (“Westcon”), accounted for 19% and 10%, respectively, of the Company’s revenues. During the three months ended September 30, 2014, two customers, ScanSource and Westcon, accounted for 16% and 10%, respectively, of the Company’s revenues. During the nine months ended September 30, 2015 and 2014, ScanSource accounted for 19% and 17%, respectively, of the Company’s revenues. ScanSource accounted for 21% and 19%, respectively, of total gross accounts receivable at September 30, 2015 and December 31, 2014.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Segment contribution margin	$124,684	$139,644	$393,152	$416,566
Corporate and unallocated costs	(88,019)	(101,993)	(277,519)	(307,931)
Stock-based compensation	(13,959)	(14,768)	(32,902)	(34,178)
Effect of stock-based compensation cost on warranty expense	(96)	(204)	(229)	(410)
Amortization of purchased intangibles	(2,498)	(3,167)	(8,089)	(9,667)
Restructuring costs	(213)	2,631	(580)	(36,887)
Litigation reserve and payments	—	(3,130)	—	(3,130)
Transaction-related costs	—	—	—	(156)
Interest and other income (expense), net	(569)	(185)	(2,209)	(2,576)
Income before provision for income taxes	$19,330	$18,828	$71,624	$21,631

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues:
UC group systems	$184,861	$217,256	$584,681	$649,076
UC personal devices	63,290	60,113	197,557	170,226
UC platform	54,959	58,317	168,147	176,927
Total	$303,110	$335,686	$950,385	$996,229

17. INCOME TAXES

The following table presents the income tax expense and the effective tax rates (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Provision for income taxes	$5,757	$1,817	$17,206	$54
Effective tax rate	29.8%	9.7%	24.0%	0.2%

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, and the effective tax rate reflects the applicable tax rates in effect in the various tax jurisdictions around the world where income is earned. The effective tax rate for the three and nine months ended September 30, 2015 and 2014 differs from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments, and discrete items recorded during the period presented. A significant portion of pretax income is earned and taxed outside the U.S. The impacts on the tax provision due to lower statutory tax rates in foreign jurisdictions were benefits of approximately $4.1 million and $15.1 million for the three and nine months ended September 30, 2015, respectively, and benefits of approximately $7.2 million and $8.3 million for the three and nine months ended September 30, 2014, respectively. As noted above, the effective income tax rate can be impacted each period by discrete factors or events. For the three and nine months ended September 30, 2015 and 2014, discrete benefits of $0.2 million and $0.9 million and $0.7 million and $2.2 million, respectively, were recorded for tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan. For the three months ended September 30, 2015 and 2014, the tax rate included discrete benefits of $0.9 million and $0.8 million, respectively, related to the expiration of certain statutes. For the three months ended September 30, 2015, a discrete charge of $2.2 million for a valuation allowance was recorded on deferred taxes in a foreign jurisdiction and for the nine months ended September 30, 2014, a $0.9 million discrete tax benefit was recorded related to stock-based compensation expense adjustments for certain terminated employees.

As of September 30, 2015, the amount of gross unrecognized tax benefits was $19.7 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2015 and December 31, 2014, the Company had approximately $1.5 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $1.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

The Company is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and has entered into agreements with the local governments in certain foreign jurisdictions where it has significant operations to provide it with favorable tax rates in those jurisdictions if certain criteria are met. The tax benefit realized from favorable tax rates for the three and nine months ended September 30, 2015 was estimated to be $3.2 million ($0.02 per share).  Favorable tax rates for the three and nine months ended September 30, 2014 were not material in the aggregate and did not have a material impact on earnings per share.

The Company regularly assesses the ability to realize deferred tax assets recorded in all entities based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. If the Company’s future business profits do not support the realization of deferred tax assets, an addition to the valuation allowance could be recorded. In the event that the Company changes its determination as to the amount of deferred tax assets that can be realized, the Company will adjust its valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On July 27, 2015, the United States Tax Court (the “Court”) issued a taxpayer-favorable opinion with respect to Altera Corporation (“Altera”)’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. The Court has yet to issue its decision, the timing of which is uncertain. Once the Court’s decision is issued, the IRS has 90 days to decide whether to appeal the Court’s decision. As such, no adjustment to the consolidated financial statement is recorded at this time. The Company is monitoring this case for any material impact to our consolidated financial statement and its potential favorable implications to the Company’s cost-sharing arrangement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “SHOULD,” “DESIGNED,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR UNIQUE POSITION AND PRODUCTS, IMPORTANT DRIVERS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2014.

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

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, and system integrators; leading communications services providers; and retailers. We manufacture our products through an outsourced model optimized for quality, reliability and fulfillment agility.

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

Revenues for the three and nine months ended September 30, 2015 were $303.1 million and $950.4 million, respectively, a decrease of $32.6 million, or 10%, and $45.8 million, or 5%, respectively, from the same periods in 2014. Both total product and service revenues declined on a year-over-year basis during the three and nine months ended September 30, 2015. The overall decreases in product revenues were primarily due to lower revenue from our UC group systems and, to a lesser extent, UC platform products, partially offset by increased UC personal devices revenue driven by the increase in desktop voice sales. With the exception of the fourth quarter of 2014 for UC group systems, both our UC group system and UC platform product revenues have declined year-over-year since the first quarter of 2012.  This is primarily due to lower group video product revenues, and, to a lesser extent, decreased sales of our UC group voice products and RealPresence Platform hardware and software products. We expect this trend to continue at least in the near term. Service revenues decreased slightly during these periods as a result of a decrease in Halo related managed service revenues, and lower new maintenance service revenues due to the decrease in UC group systems and UC platform products revenues, offset by an increase in service revenues related to maintenance renewals. Halo related managed services resulted from the Hewlett-Packard visual collaboration business we acquired in 2011. Revenue from these services has decreased as the managed services contracts expire and some customers elect to purchase other Polycom product solutions rather than renew their managed services contracts.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 49%, 25%, and 26%, respectively, of our total revenues in the three months ended September 30, 2015. Our Americas, EMEA and APAC segment revenues for the three months ended September 30, 2015 decreased by 11%, 8% and 9%, respectively, compared to the same period in 2014. During the nine months ended September 30, 2015, our Americas, EMEA, and APAC segment revenues accounted for 49%, 26%, and 25%, respectively, of our total revenues. Our Americas, EMEA and APAC segment revenues for the nine months ended September 30, 2015 decreased by 7%, 2%, and 3%, respectively, compared to the same period in 2014. Year-over-year, product revenues declined across all of our geographical segments in the three and nine months ended September 30, 2015. Service revenues declined in our Americas and EMEA segments and increased in our APAC segment in the three and nine months ended September 30, 2015.

Operating margins for the three and nine months ended September 30, 2015 increased by approximately 1 percentage point and 6 percentage points, respectively, as compared to the same periods in 2014. The increase in operating margins was primarily driven by decreased operating expenses resulting from lower headcount-related costs including compensation and commission costs and lower facilities-related costs. The increase in operating margins for the nine months ended September 30, 2015 is also due to lower restructuring costs. Overall, our decreases in operating expenses were a result of our continued focus on optimizing our cost structure and improving operating margins.

During the nine months ended September 30, 2015, we generated $89.0 million in cash flow from operating activities. Operating cash inflows were offset by the impact of investing and financing activities, which are described in detail under “Liquidity and Capital Resources,” resulting in a $30.7 million net decrease in our total cash and cash equivalents from December 31, 2014.

Results of Operations for the Three and Nine Months Ended September 30, 2015 and 2014

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized in the following table:

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
Americas	$148,157	$166,354	(11)%	$463,844	$497,229	(7)%
% of revenues	49%	50%		49%	50%
EMEA	$77,274	$83,995	(8)%	$251,988	$256,099	(2)%
% of revenues	25%	25%		26%	26%
APAC	$77,679	$85,337	(9)%	$234,553	$242,901	(3)%
% of revenues	26%	25%		25%	24%
Total revenues	$303,110	$335,686	(10)%	$950,385	$996,229	(5)%

Revenues decreased across all of our geographical segments in the three and nine months ended September 30, 2015 as compared to the same periods in 2014 primarily driven by decreased revenues across several of our key geographic markets, primarily in the United States, Australia, and Russia, partially offset by year-over-year growth in Germany, India and the United Kingdom. Revenues in China for the nine months ended September 30, 2015 also grew year-over-year. On a year-over-year basis, our product revenues decreased across all of our segments and service revenues decreased in our Americas and EMEA segments and increased in our APAC segment.

The overall decrease in revenues in the three and nine months ended September 30, 2015, as compared to the same periods in 2014, was primarily due to a decrease in product revenues which decreased by $28.7 million and $41.2 million, respectively, and to a lesser extent, service revenues which decreased by $3.8 million and $4.6 million, respectively due to a decrease in Halo related managed service revenues, and lower new maintenance service revenues, offset by an increase in service revenues related to maintenance renewals. As a result of declines in product revenues, as well as a greater mix of UC personal devices revenues which have lower service attach rates as compared to our UC group systems and UC platform products, with the exception of the third quarter of 2015, service revenues from new maintenance contracts have declined over the last several quarters and this trend is likely to continue.

During the three months ended September 30, 2015 and 2014, two channel partners, ScanSource Communications (“ScanSource”) and Westcon Group, Inc (“Westcon”), located in our Americas segment, together accounted for 19% and 10%, and 16% and 10%, respectively, of our total revenues. During the nine months ended September 30, 2015 and 2014, ScanSource accounted for 19% and 17%, respectively, of our total revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The following table presents revenues for groups of similar products and services:

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
UC group systems	$184,861	$217,256	(15)%	$584,681	$649,076	(10)%
As a percent of total revenues	61%	65%		62%	65%
UC personal devices	$63,290	$60,113	5%	$197,557	$170,226	16%
As a percent of total revenues	21%	18%		21%	17%
UC platform	$54,959	$58,317	(6)%	$168,147	$176,927	(5)%
As a percent of total revenues	18%	17%		18%	18%
Total revenues	$303,110	$335,686	(10)%	$950,385	$996,229	(5)%

UC group systems include all immersive telepresence, group video and group voice systems products and the related service elements. The decrease in UC group systems revenue for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily driven by decreased sales of our UC group video products and related services across our three geographic segments and, to a lesser extent, decreased sales of our UC group voice products and related services primarily from our Americas segment.

UC personal devices include desktop video devices and desktop voice products. The increase in UC personal devices revenue for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to increased sales of our desktop voice products in our Americas and EMEA segments. Overall, the increase in UC personal devices revenues was due in part to the continued adoption of VoIP technologies and increased demand for our Skype for Business-compatible solutions.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. The decrease in UC platform products and related services for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily driven by decreased sales in our Americas and EMEA segments, partially offset by the increased sales in our APAC segment.

Cost of Revenues and Gross Margins

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
Product Cost of Revenues	$91,272	$101,399	(10)%	$288,293	$296,745	(3)%
% of Product Revenues	43%	42%		43%	42%
Product Gross Margins	57%	58%		57%	58%
Service Cost of Revenues	$32,948	$37,617	(12)%	$104,457	$115,607	(10)%
% of Service Revenues	36%	39%		37%	40%
Service Gross Margins	64%	61%		63%	60%
Total Cost of Revenues	$124,220	$139,016	(11)%	$392,750	$412,352	(5)%
% of Total Revenues	41%	41%		41%	41%
Total Gross Margins	59%	59%		59%	59%

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization costs, tooling depreciation, warranty expense, freight expense, royalty payments, amortization of certain intangible assets, stock-based compensation costs and an allocation of overhead expenses, including facilities and IT costs. Cost of product revenues and product gross margins included charges for stock-based compensation of $0.7 million for both the three months ended September 30, 2015 and 2014, and $2.2 million and $1.8 million for the nine months ended September 30, 2015 and 2014, respectively.

For the three and nine months ended September 30, 2015, the decrease in product gross margins was primarily due to changes in product mix toward lower margin UC personal devices. The decrease in product gross margin in the nine months ended September 30, 2015 is also due in part to higher reserves for excess and obsolete inventories on a year-over-year basis.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including stock-based compensation costs, depreciation, and an allocation of overhead expenses, including facilities and IT costs. Cost of service revenues and service gross margins included charges for stock-based compensation expense of $1.3 million and $1.1 million for the three months ended September 30, 2015 and 2014, respectively, and $3.4 million and $3.2 million for the nine months ended September 30, 2015 and 2014, respectively.

For the three and nine months ended September 30, 2015, the increase in service gross margins was primarily due to decreased cost of services primarily driven by decreased spending on outside services, lower compensation costs, and decreased facilities and IT costs.

Total Cost of Revenues and Total Gross Margins

Total gross margins in the three and nine months ended September 30, 2015 remained relatively flat compared to the same periods in 2014 primarily due to an increase in service gross margins, offset by decreased product gross margins as a percentage of revenues, as discussed above.

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

Sales and Marketing Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
Sales and marketing	$86,915	$97,953	(11)%	$267,207	$289,757	(8)%
% of Revenues	29%	29%		28%	29%

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, stock-based compensation costs, advertising and promotional expenses, product marketing expenses, and an allocation of overhead expenses, including facilities and IT costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation expense of $4.2 million and $4.7 million for the three months ended September 30, 2015 and 2014, respectively, and $9.5 million and $10.4 million for the nine months ended September 30, 2015 and 2014, respectively.

During the three and nine months ended September 30, 2015, sales and marketing expenses decreased compared to the same periods in 2014 primarily due to lower headcount-related costs, including compensation and commission expenses, stock-based compensation expense, lower headcount-based allocations, and decreased facilities and IT costs as well as decreased spending on outside services. Sales and marketing headcount at September 30, 2015 was flat compared to the same period in 2014. The overall decreases in sales and marketing expenses are in line with our plans to improve operating performance.

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

Research and Development Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
Research and development	$46,744	$51,024	(8)%	$142,626	$148,202	(4)%
% of Revenues	15%	15%		15%	15%

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation costs, outside services, expensed materials, depreciation and an allocation of overhead expenses, including facilities and IT costs. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation expense of $2.7 million and $3.2 million for the three months ended September 30, 2015 and 2014, respectively, and $7.2 million and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively.

During the three and nine months ended September 30, 2015, research and development expenses decreased compared to the same periods in 2014 primarily due to lower headcount-related costs, primarily compensation and related benefits, stock-based compensation expense, lower program expenses, and decreased facilities and IT costs partially offset by increased spending on expensed materials. Headcount-related costs decreased despite research and development headcount increasing slightly at September 30, 2015 compared to the same period in 2014 due to a shift of research and development to lower cost locations. The overall decreases in research and development expenses are in line with our plans to improve operating performance, while investing in accretive areas and development of new products.

We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We are also investing in research and development projects designed to further our key strategic initiatives with our strategic partners and service provider customers. Research and development expenses as a percentage of revenues are highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved, the timing of stock-based compensation expense and the number of development activities in any given quarter. We expect our research and development costs to remain relatively flat in absolute dollars in the near term.

General and Administrative Expenses

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
General and administrative	$22,720	$25,746	(12)%	$66,156	$74,175	(11)%
% of Revenues	7%	8%		7%	7%

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, professional service fees, allocation of overhead expenses, including facilities and IT costs, litigation costs and bad debt expense. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation expense of $5.0 million and $5.1 million for the three months ended September 30, 2015 and 2014, respectively, and $10.5 million and $11.5 million for the nine months ended September 30, 2015 and 2014, respectively.

During the three and nine months ended September 30, 2015, general and administrative expenses decreased compared to the same periods in 2014 primarily due to lower headcount-related costs, primarily compensation and related benefits, stock-based compensation expense, and decreased facilities and IT costs. General and administrative headcount decreased at September 30, 2015 compared to same period in 2014. The overall decreases in general and administrative expenses are in line with our plans to improve operating performance.

Significant future charges due to costs associated with litigation or un-collectability of our receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to remain relatively flat in absolute dollars in the near term but they could fluctuate depending on the level and timing of stock-based compensation expense and expenditures associated with litigation.

Amortization of Purchased Intangibles

During the three months ended September 30, 2015 and 2014, we recorded approximately $2.4 million in operating expenses in both periods and $0.1 million and $0.7 million, respectively, in cost of product revenues for amortization of purchased intangibles related to acquisitions. During the nine months ended September 30, 2015 and 2014, we recorded approximately $7.2 million and $7.4 million, respectively, in operating expenses and $0.9 million and $2.3 million, respectively, in cost of product revenues for amortization of purchased intangibles related to acquisitions. The year-over-year decreases in amortization expenses were primarily due to certain intangible assets acquired in prior years being fully amortized.

Restructuring Costs

During the three months ended September 30, 2015, we recorded net restructuring charges of $0.2 million, as compared to $2.6 million of net restructuring credits in the same period of 2014. During the nine months ended September 30, 2015 and 2014, we recorded net restructuring costs of $0.6 million and $36.9 million, respectively.

Restructuring costs primarily related to certain actions announced in January 2014 including reduction of approximately six percent of the global workforce and the reduction or elimination of certain leased facilities, and certain discrete follow-on actions that were not material. These actions were designed to better align expenses to our revenue and gross margin, and position us for improved operating performance. Our facilities-related restructuring reserves are recorded net of estimated sublease income that we expect to generate based upon current comparable leases in the respective markets. To the extent that actual sublease income, the timing of subleasing the facility, or the associated cost of, or the recorded liability related to subleasing or terminating our lease obligations for these facilities is different from initial estimates, we adjust our restructuring reserves in the period during which such information becomes known

The restructuring charges during the three and nine months ended September 30, 2015 include accruals for severance payments for certain employees who were notified during this period, and adjustments related to a change in assumptions used in our facilities-related restructuring reserves estimate. See Note 6 of Notes to Condensed Consolidated Financial Statements for further information on restructuring.

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

Litigation Reserves and Payments

We did not incur any litigation reserves and payments related to on-going litigation matters during the three and nine months ended September 30, 2015. During the three months ended September 30, 2014, we recorded $3.1 million in litigation reserves and payments related to on-going litigation matters which had not yet been settled. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future and could result in charges that would have a material adverse impact on our financial positions, our results of operations, or cash flow. See Note 8 of Notes to Condensed Consolidated Financial Statements for further information.

Transaction-related Costs

We did not incur any transaction-related costs during the three and nine months ended September 30, 2015. There were no transaction-related costs incurred during the three months ended September 30, 2014, and less than $0.2 million in transaction-related costs for the nine months ended September 30, 2014. We expense all acquisition-related and other transaction-related costs as incurred. These costs generally include legal and accounting fees and other integration services. We have spent, and may in the future, spend significant resources identifying and acquiring businesses.

Interest and Other Income (Expense), Net

	Three Months Ended		Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Interest expense	$(1,538)	$(1,470)	$(4,545)	$(4,404)
Other income (expense)	969	1,285	2,336	1,828
Interest and other income (expense), net	$(569)	$(185)	$(2,209)	$(2,576)

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

The decrease in net other income during the three months ended September 30, 2015 compared to same period in 2014 was primarily due to higher non-income based taxes and fees, partially offset by higher interest income.

The increase in net other income during the nine months ended September 30, 2015, compared to same period in 2014 was primarily due to foreign exchange related gains and higher interest income, partially offset by higher non-income based taxes and fees. The foreign exchange related gains were primarily as a result of the unrealized gains on remeasurement of monetary assets and liabilities.

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

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Provision for income taxes	$5,757	$1,817	$17,206	$54
Effective tax rate	29.8%	9.7%	24.0%	0.2%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and the effective tax rate reflects the applicable tax rates in effect in the various tax jurisdictions around the world where income is earned. Our effective tax rate for the three and nine months ended September 30, 2015 and 2014 differs from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from our operations in lower tax jurisdictions, recurring permanent adjustments, and discrete items recorded during the period presented. A significant portion of pretax income is earned and taxed outside the U.S. The impacts on our tax provision due to lower statutory tax rates in foreign jurisdictions were benefits of approximately $4.1 million and $15.1 million for the three and nine months ended September 30, 2015, respectively, and benefits of approximately $7.2 million and $8.3 million for the three and nine months ended September 30, 2014, respectively. As noted above, our effective income tax rate can be impacted each period by discrete factors or events. For the three and nine months ended September 30, 2015 and 2014, discrete benefits of $0.2 million and $0.9 million and $0.7 million and $2.2 million, respectively, were recorded for tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan. For the three months ended September 30, 2015 and 2014, our tax rate included discrete benefits of $0.9 million and $0.8 million, respectively, related to the expiration of certain statutes. For the three months ended September 30, 2015, a discrete charge of $2.2 million for a valuation allowance was recorded on deferred taxes in a foreign jurisdiction and for the nine months ended September 30, 2014, a $0.9 million discrete tax benefit was recorded related to stock-based compensation expense adjustments for certain terminated employees.

As of September 30, 2015, the amount of gross unrecognized tax benefits was $19.7 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of September 30, 2015 and December 31, 2014, we had approximately $1.5 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $1.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. The tax benefit realized from favorable tax rates for the three and nine months ended September 30, 2015 was estimated to be $3.2 million ($0.02 per share). Favorable tax rates for the three and nine months ended September 30, 2014 were not material in the aggregate and did not have a material impact on earnings per share.

We regularly assess the ability to realize deferred tax assets recorded in all entities based upon the weight of available evidence, including such factors as recent earnings history and expected future taxable income. If our future business profits do not support the realization of deferred tax assets, an addition to the valuation allowance may be required. In the event that we change our determination as to the amount of deferred tax assets that can be realized, we will adjust the valuation allowance with a corresponding impact to the provision for income taxes in the period in which such determination is made.

On July 27, 2015, the United States Tax Court (the “Court”) issued a taxpayer-favorable opinion with respect to Altera Corporation (“Altera”)’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. The Court has yet to issue its decision, the timing of which is uncertain. Once the Court’s decision is issued, the IRS has 90 days to decide whether to appeal the Court’s decision. As such, no adjustment to the consolidated financial statement is recorded at this time. The Company is monitoring this case for any material impact to our consolidated financial statement and its potential favorable implications to the Company’s cost-sharing arrangement.

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

We are also subject to the periodic examination of our income tax returns by the Internal Revenue Service and other tax authorities, and in some cases, we have received additional tax assessments. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We may underestimate the outcome of such examinations which, if significant, would have a material adverse effect on our results of operations and financial condition. The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in current on-going tax examinations could be resolved within the next 12 months, based on the current facts and circumstances, we cannot estimate the timing of such resolution or the range of potential changes as it relates to the unrecognized tax benefits that are recorded as part of our financial statements. We do not expect any material settlements in the next 12 months, but the outcomes of these examinations are inherently uncertain. For further discussion of our income tax provision, see Note 17 of the Notes to Condensed Consolidated Financial Statements.

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

A description of our products and services as well as selected financial data for each segment can be found in Note 16 of the Notes to Condensed Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed.

The following is a summary of the financial information for each of our segments as of the dates and for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended September 30, 2015:
Revenues	$148,157	$77,274	$77,679	$303,110
% of total revenues	49%	25%	26%	100%
Contribution margin	$55,032	$32,260	$37,392	$124,684
% of segment revenues	37%	42%	48%	41%

For the three months ended September 30, 2014:
Revenues	$166,354	$83,995	$85,337	$335,686
% of total revenues	50%	25%	25%	100%
Contribution margin	$66,993	$36,686	$35,965	$139,644
% of segment revenues	40%	44%	42%	42%

For the nine months ended September 30, 2015:
Revenues	$463,844	$251,988	$234,553	$950,385
% of total revenues	49%	26%	25%	100%
Contribution margin	$176,648	$107,024	$109,480	$393,152
% of segment revenues	38%	42%	47%	41%

For the nine months ended September 30, 2014:
Revenues	$497,229	$256,099	$242,901	$996,229
% of total revenues	50%	26%	24%	100%
Contribution margin	$206,121	$109,460	$100,985	$416,566
% of segment revenues	41%	43%	42%	42%

As of September 30, 2015: Gross accounts receivable	$99,248	$53,673	$60,333	$213,254
% of total gross accounts receivable	47%	25%	28%	100%
As of December 31, 2014: Gross accounts receivable	$88,316	$62,540	$63,808	$214,664
% of total gross accounts receivable	41%	29%	30%	100%

Americas

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
Revenues	$148,157	$166,354	(11)%	$463,844	$497,229	(7)%
Contribution margin	$55,032	$66,993	(18)%	$176,648	$206,121	(14)%
Contribution margin (as a % of Americas revenues)	37%	40%		38%	41%

On a year-over-year basis, product and service revenues decreased in our Americas segment in the three and nine months ended September 30, 2015. The decrease in the Americas segment revenues in the three and nine months ended September 30, 2015 as compared to the same period in 2014 was driven primarily by decreased revenues in the United States, Brazil and the rest of CALA, partially offset by increased revenues in Canada. The decrease in Americas segment revenues in the three and nine months ended September 30, 2015 was primarily driven by decreased revenues from UC group systems and the related services as a result of decreased sales of UC group video and UC group voice and to a lesser extent, decreased revenues from UC platform products and the related services, partially offset by increased revenues from UC personal devices products, primarily due to increased desktop voice sales as a result of the continued adoption of VoIP and increased demand for our Skype for Business-compatible solutions.

In the three months ended September 30, 2015, three channel partners in our Americas segment, accounted for 39%, 14%, and 11%, respectively, of our Americas revenues. In the nine months ended September 30, 2015, three channel partners in our Americas segment, accounted for 39%, 12%, and 11%, respectively, of our Americas revenues. In the three months ended September 30, 2014, three channel partners in our Americas segment, accounted for 32%, 12%, and 10%, respectively, of our Americas revenues. In the nine months ended September 30, 2014, two channel partners in our Americas segment, accounted for 34% and 10%, respectively, of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of Americas segment revenues for the three and nine months ended September 30, 2015 compared to the same periods in 2014 was primarily due to lower gross margins, as well as increased direct sales and marketing expenses as a percentage of revenues. The decrease in gross margins was primarily driven by lower product gross margins due to lower product revenues, as well as a mix shift toward lower margin UC personal devices.

EMEA

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
Revenues	$77,274	$83,995	(8)%	$251,988	$256,099	(2)%
Contribution margin	$32,260	$36,686	(12)%	$107,024	$109,460	(2)%
Contribution margin (as a % of EMEA revenues)	42%	44%		42%	43%

On a year-over-year basis, product and service revenues decreased in our EMEA segment in the three and nine months ended September 30, 2015. The decrease in our EMEA segment revenues in the three months ended September 30, 2015 as compared to the same period in 2014 was primarily due to decreased revenues in the Middle East and Africa region, Russia, Austria, Switzerland and Italy, partially offset by increased revenues in Spain, Germany and the United Kingdom. The overall decrease was primarily driven by decreased sales of UC group systems product and related services as a result of decreased sales of UC group video and, to a lesser extent, decreased revenues from UC platform products and the related services, partially offset by the increased revenues from UC personal devices product and the related services primarily due to increased desktop voice sales. Year-over-year, EMEA segment revenues decreased slightly in the nine months ended September 30, 2015 primarily due to decreased revenues in Austria, Switzerland, Russia, and Nordic countries, partially offset by increased revenues in Germany and the United Kingdom. The overall decrease was primarily driven by decreased sales of UC group systems and the related services as a result of decreased sales of immersive telepresence products and decreased sales of UC platform products and the related services, partially offset by the increased revenues from UC personal devices products and the related services primarily due to increased desktop voice sales.

In the three months ended September 30, 2015, two channel partners in our EMEA segment, accounted for 15% and 10%, respectively, of our EMEA revenues. In the nine months ended September 30, 2015, one channel partner in our EMEA segment accounted for 16% of our EMEA revenues. In the three and nine months ended September 30, 2014, one channel partner in our EMEA segment accounted for 15% and 14%, respectively, of our EMEA revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of EMEA segment revenues for the three and nine months ended September 30, 2015 was primarily due to lower gross margins, offset in part by decreased direct sales and marketing expenses in absolute dollars and as a percentage of revenues. The decrease in gross margin was primarily driven by lower product gross margin resulting from a product mix shift away from higher margin UC platform products toward lower margin UC personal devices products and the unfavorable impact of foreign currency exchange rates. The decrease in sales and marketing expenses were primarily due to lower headcount-related costs as a result of decrease in headcount.

APAC

	Three Months Ended			Nine Months Ended
$ in thousands	September 30, 2015	September 30, 2014	Increase (Decrease)	September 30, 2015	September 30, 2014	Increase (Decrease)
Revenues	$77,679	$85,337	(9)%	$234,553	$242,901	(3)%
Contribution margin	$37,392	$35,965	4%	$109,480	$100,985	8%
Contribution margin (as a % of APAC revenues)	48%	42%		47%	42%

On a year-over-year basis, product revenues decreased and services revenues increased in our APAC segment in the three and nine months ended September 30, 2015.The decrease in our APAC segment revenues in the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to decreased revenues in Australia, partially offset by growth in India. The overall decrease was primarily driven by decreased sales of UC group systems products and related services and to a lesser extend decreased sales of UC personal devices, offset in part by increased revenues from UC platform products and related services. The APAC segment revenues for the nine months ended September 30, 2015 decreased year-over-year primarily due to decreased revenues in Australia and Japan, offset by increased revenues in China and India. For the nine months ended September 30, 2015, sales of UC group systems products and related services and UC personal devices declined, largely offset by the increased revenues from UC platform and related services.

In the three months ended September 30, 2015, three channel partners in our APAC segment, accounted for 17%, 16%, and 10%, respectively, of our APAC revenues. In the nine months ended September 30, 2015, three channel partners in our APAC segment, accounted for 16%, 16%, and 10%, respectively, of our APAC revenues. In the three months ended September, 2014, three channel partners in our APAC segment, accounted for 16%, 15%, and 10%, respectively, of our APAC revenues. In the nine months ended September 30, 2014, three channel partners in our APAC segment, accounted for 15%, 14%, and 10%, respectively, of our APAC revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increase in contribution margin as a percentage of APAC segment revenues for the three and nine months ended September 30, 2015 was primarily due to higher gross margins, as well as decreased direct sales and marketing expenses both in absolute dollars and as a percentage of revenues. The increase in gross margin was primarily driven by increased service gross margin due to higher service revenues and decreased cost of services as a result of lower outside services and headcount-related costs. The decrease in direct sales and marketing expenses was driven by lower headcount-related costs, including lower compensation and commission expenses, as well as decreased spending on marketing programs.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

Our principal sources of liquidity include cash, cash equivalents, investments and cash provided by operating activities.  Substantially all of our investments are comprised of corporate debt securities, U.S. government securities and agency securities and non-U.S. government securities, which include state, municipal and foreign government securities. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information on our investments.

The following table presents our cash, cash equivalents, short-term investments, and long-term investments held by the United States and by foreign subsidiaries outside of the United States (in thousands):

	September 30, 2015
	United States	Foreign	Total
Assets
Cash and cash equivalents	$71,313	$341,140	$412,453
Short-term investments	98,648	99,507	198,155
Long-term investments	36,345	8,083	44,428
Total cash, cash equivalents and investments	$206,306	$448,730	$655,036

Our cash and cash equivalents and investments as of September 30, 2015 held by the United States totaled $206.3 million, and the remaining $448.7 million was held by various foreign subsidiaries outside of the United States. If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Our current intent is to permanently reinvest all earnings of our foreign operations as we have appropriate operational needs for this cash in our international business. Further, our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

Cash Flows

The following table summarizes the condensed consolidated cash flow information (in thousands):

	Nine Months Ended
	September 30, 2015	September 30, 2014	Change
Net cash provided by operating activities	$89,045	$114,649	$(25,604)
Net cash used in investing activities	(37,320)	(87,029)	49,709
Net cash used in financing activities	(82,404)	(13,926)	(68,478)
Net (decrease) increase in cash and cash equivalents	$(30,679)	$13,694	$(44,373)

Operating Activities

The decrease in net cash provided by operating activities was primarily due to higher cash outflows due to decreases in accounts payable and accrued liabilities during the nine months ended September 30, 2015, as compared to the same period in 2014, which was driven by lower restructuring liabilities and the timing of payments. These decreases were partially offset by the year-over-year increase in net income as adjusted for non-cash items and lower cash outflows related to prepaid expenses in the nine months ended September 30, 2015 compared to the same period in 2014.

Our days-sales-outstanding (“DSO”) metric was 47 days and 49 days at September 30, 2015 and 2014, respectively. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could also be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 4.9 turns at September 30, 2015 as compared to 5.7 turns at September 30, 2014. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and the mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

Investing Activities

The decrease in net cash used in investing activities during the nine months ended September 30, 2015, as compared to the same period in 2014, was primarily due lower purchases of investments, net of sales and maturities.

Net cash used in investing activities includes purchases of property and equipment of $34.4 million for the nine months ended September 30, 2105 as compared to $36.8 million in the same period in 2014.

Financing Activities

The increase in net cash used in financing activities during the nine months ended September 30, 2015 was primarily due to $90.0 million of shares repurchased under the current share repurchase program as compared to $25.0 million in the same period in 2014.

Debt

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock, up to $250.0 million in value, pursuant to the share repurchase authorization announced in September 2013. As of September 30, 2015, a total of $237.5 million Term Loan was outstanding and we were in compliance with all debt covenants. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further details.

We also have outstanding letters of credit totaling approximately $1.5 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Foreign Currency

We enter into foreign currency forward contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record the fair value of our foreign currency forward contracts on the condensed consolidated balance sheet at each reporting period and record any fair value adjustments in the condensed consolidated statement of operations. Gains and losses associated with currency rate changes on contracts are recorded in “Interest and other income (expense), net” in the condensed consolidated statement of operations, offsetting remeasurement gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending on the size of our hedging program, on whether we are purchasing or selling foreign currency relative to the U.S. dollar and on interest rates spreads between the U.S. and other foreign markets.

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

Share Repurchases

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market or through privately negotiated transactions. In July 2014, our Board of Directors approved a new share repurchase plan (“the 2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. During the nine months ended September 30, 2015, we purchased 7.0 million shares of common stock in the open market for $90.0 million under the 2014 repurchase plan. As of September 30, 2015, $60.1 million remained authorized under the 2014 repurchase plan. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further details.

Contractual Obligations and Other Commitments

At September 30, 2015, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $197.2 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our banks have issued letters of credit totaling approximately $1.5 million, which are used to secure the leases on some of our offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of September 30, 2015, the future minimum lease payments due under our current lease obligations. The table below excludes approximately $7.1 million related to the current portion of minimum lease payments associated with leased space that was restructured. The non-current portion of future minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Our contractual obligations as of September 30, 2015 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
Remainder of 2015	$5,933	$1,089	$284	$154,603	$1,563	$1,400	$164,872
2016	19,998	3,677	1,593	41,666	6,250	6,081	79,265
2017	17,168	3,016	3,333	392	6,250	6,968	37,127
2018	12,709	1,851	2,792	523	223,437	5,343	246,655
2019	11,157	1,645	3,633	—	—	—	16,435
Thereafter	20,551	2,808	19,305	—	—	—	42,664
Total payments	$87,516	$14,086	$30,940	$197,184	$237,500	$19,792	$587,018

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates at September 30, 2015 plus a spread of 1.75%.

As discussed in Note 17 of the Notes to Condensed Consolidated Financial Statements, at September 30, 2015, we had unrecognized tax benefits, including related interest, totaling $21.2 million, $1.5 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2015 as our available net operating losses and research and development tax credits are depleted.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Critical Accounting Policies and Estimates

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no changes to our critical accounting estimates during the nine months ended September 30, 2015.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our condensed consolidated balance sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. Treasury obligations and other government agency instruments, corporate debt securities , non-U.S. government securities and money market funds. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. If current market conditions deteriorate, we may realize losses on the sale of our investments or we may incur temporary impairment charges requiring us to record unrealized losses in accumulated other comprehensive income. We could also incur additional other-than-temporary impairment charges resulting in realized losses in our condensed consolidated statements of operations, which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a realized loss in our condensed consolidated statement of operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of September 30, 2015. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at September 30, 2015 that are sensitive to changes in interest rates (in thousands).

-150 BPS	-100 BPS	-50 BPS	Fair Value 9/30/2015	+50 BPS	+100 BPS	+150 BPS
$243,222	$243,209	$243,071	$242,583	$241,944	$241,304	$240,663

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of September 30, 2015, the weighted average interest rate on the Term Loan was 2.23%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in U.S. dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

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

The following table summarizes the Company’s notional position by currency and average rate of the outstanding non-designated hedges at September 30, 2015 (in thousands):

	Original Maturities of 360 days or Less			Original Maturities of Greater than 360 days
Amounts in thousands	Position	Foreign Currency	Average rate	Position	Foreign Currency	Average rate
Brazilian Real	Sell	20,571	4.00	—	—	—
Chinese Yuan	Sell	42,574	6.41	Buy	44,971	6.40
Euro	Sell	10,059	1.12	Sell	21,512	1.23
British Pound	Buy	284	1.53	Sell	2,522	1.56
Israeli Shekel	Sell	31,112	3.93	Buy	37,500	3.88
Japanese Yen	Sell	108,585	119.67	Sell	—	—
Mexican Peso	Sell	18,657	16.93	Sell	—	—

The following table summarizes the Company’s notional position by currency and average rate of the outstanding cash flow hedges at September 30, 2015 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
Amounts in thousands	Position	Foreign Currency	Average Rate	Position	Foreign Currency	Average Rate
Chinese Yuan	—	—	—	Buy	139,129	6.45
Euro	—	—	—	Sell	44,588	1.13
British Pound	—	—	—	Sell	5,578	1.51
Israeli Shekel	—	—	—	Buy	38,500	3.92

Based on our overall currency rate exposure as of September 30, 2015, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, we issued materially false and misleading statements or failed to disclose information regarding our business, operational and compliance policies, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The lawsuit further alleged that our financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against Polycom and granted plaintiffs leave to amend. The lead plaintiff filed a second amended complaint on May 4, 2015. Polycom and the individual defendants moved to dismiss the second amended complaint on June 26, 2015. Those motions are pending. At this time, we are unable to estimate any range of reasonably possible loss relating to the securities class action lawsuit.

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

On November 22, 2013 and December 13, 2013, two purported shareholder derivative suits, captioned Ware v. Miller, et al., Case No. 1-13-cv-256608, and Clem v. Miller, et al., Case No. 1-13-cv-257664, respectively, were filed in the Superior Court of California, County of Santa Clara, against certain of our current and former officers and directors. On January 31, 2014, these two California state derivative actions were consolidated into In re Polycom, Inc. Derivative Shareholder Litigation, Lead Case No. 1-13-cv-256608. The Court has stayed the California state derivative litigation pending resolution of both the federal derivative lawsuit and the federal securities class action lawsuit.

The California state consolidated derivative lawsuit purports to assert claims on behalf of Polycom, which is named as a nominal defendant in the action. The original California state complaints allege claims for breach of fiduciary duty, unjust enrichment, and corporate waste, and allege certain defendants failed to maintain adequate internal controls and issued, or authorized the issuance of, materially false and misleading statements, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The complaints further allege that certain defendants approved an unjustified separation agreement and caused us to repurchase our own stock at artificially inflated prices. The complaints seek unspecified compensatory damages, corporate governance reforms, and other relief. At this time, we are unable to estimate any range of reasonably possible loss relating to the derivative actions.

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance. New product introductions by our current or future competitors, or our delay in bringing new products to market, could cause a significant decline in sales or loss of market acceptance of our products. We believe that ongoing competitive pressure may result in a reduction in the prices of our products and our competitors’ products. In addition, the introduction of additional lower priced competitive products or of new products or product platforms could render our existing products or technologies obsolete. We also believe we will face increasing competition from alternative UC&C solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain video conferencing products is leading to the availability of alternative, lower cost UC&C products than ours that are targeted to consumers and small businesses, such as Skype, Google Talk/Hangouts, Apple FaceTime and others, which could drive down our sales prices and negatively impact our revenues.

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

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. Adverse changes in general global economic conditions can result in reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery and European and domestic debt and budget issues, continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. For example, we have seen weakening demand and longer sales cycles in the public sector, which includes federal, state and local governments, as well as healthcare and education, which we believe were due in large part to budget constraints, as well as political issues. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. Further, we have seen slower growth compared to prior years in China, Brazil, and other growth markets, which we believe is due in part to macro-economic factors. Global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

●	the prices and performance of our products and those of our existing or potential new competitors;
●	the timing, size and mix of the orders for our products;
●	the level and mix of inventory that we hold to meet future demand;
●	changes to our global organization and retention of key personnel;
●	our expectations for both short and long-term future revenues, which are based almost exclusively on our own estimate of future demand and not on firm channel partner orders;
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

The success of our new products depends on several factors, including proper new product definition, product cost, infrastructure for services and cloud delivery, timely completion and introduction of new products, proper positioning and pricing of new products in relation to our total product portfolio and their relative pricing, differentiation of new products from those of our competitors and other products in our own portfolio, market acceptance of these products and the ability to sell our products to customers as comprehensive UC&C solutions. Other factors that may affect our success include properly addressing the complexities associated with compatibility issues, channel partner and sales force training, technical and sales support, and field support. As a result, it is possible that investments that we are making in developing new products and technologies may not yield the planned financial results. For example, in October 2015 we announced several new products which may not yield the financial results we expect.

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

Any delays for new product offerings recently announced or currently under development, including product offerings for mobile, cloud-based delivery, software delivery or any product quality issues, product defect issues or product recalls could adversely affect the market acceptance of these products, our ability to compete effectively in the market, and our reputation with our customers, and therefore could lead to decreased product sales and could harm our business. We may also experience cancellation of orders, difficulty in collecting accounts receivable, increased service and warranty costs in excess of our estimates, diversion of resources and increased insurance costs and other losses to our business or to end-user customers.

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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom® RealPresence® One and Polycom® RealPresence® Virtual Edition platform software solutions are dependent on enterprise adoption of software-based video bridging applications. If the software related video bridging market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC&C solutions will drive increased demand for our UC hardware and software platform products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted, which could materially impact our revenues and results of operations.

Lower than expected market acceptance of our products, price competition and other price changes would negatively impact our business.

If the market does not accept our products, particularly our new product offerings on which we are relying on for future revenues, such as product offerings for platform software, new hardware products and cloud-based delivery, our business and operating results would be harmed. Further, revenues relating to new product offerings are unpredictable and new products typically have lower gross margins for a period of time after their introduction and higher marketing and sales costs. As we introduce new products, they could increasingly become a higher percentage of our revenues. Our profitability could also be negatively affected in the future as a result of continuing competitive price pressures in the sale of UC&C solutions equipment and UC platform products. Further, in the past we have reduced prices in order to expand the market for our products, and in the future, we may further reduce prices, introduce new products that carry lower margins in order to expand the market or stimulate demand for our products, or discontinue existing products as a means of stimulating growth in a new product.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, disruption to the business and additional organizational changes or restructuring actions and charges could occur. Since 2013, we have had turnover in a number of senior executive positions, including our chief executive officer, chief financial officer, head of worldwide engineering, head of human resources and our heads of theater sales and channel sales. Most recently, we hired a new head of Americas Sales in the third quarter of 2015. These transitions, along with any future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel.

We face risks related to our dependence on channel partners to sell our products.

Changes to our channel partner programs or channel partner contracts may not be favorably received and as a result our channel partner relationships and results of operations may be adversely impacted.

Our channel partners are eligible to participate in various incentive programs, depending upon their contractual arrangements with us. As part of these arrangements, we have the right to make changes in our programs and launch new programs as business conditions warrant, such as the new Global Partner Program that was launched in the second quarter of 2015, beginning in North America. Further, from time to time, we may make changes to our channel partner contracts or realign our discount and rebate programs. These changes could upset our channel partners which could cause them to add competitive products to their portfolios, delay advertising or sales of our products, or shift more emphasis to selling our competitors’ products. Our channel partners may not be receptive to future changes, and we may not receive the positive benefits that we anticipate in making any program and contractual changes. For example, in the second quarter of 2015, we believe our results of operations were adversely impacted by changes we made to our partner program in North America.

Our strategic partnerships with companies may not yield the desired results which could harm our business.

We are focusing on our strategic partnerships and alliances with Microsoft, BroadSoft and IBM. Defining, managing and developing these partnerships is expensive and time-consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. For example, we recently announced with Microsoft a new series of video collaboration solutions built for Skype for Business that may not produce the desired results in the desired timeframe. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

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

To manage our business effectively, we must continue to improve and streamline our infrastructure, including information technology and processes, financial operating and administrative systems and controls in an efficient manner. We plan to continue to improve our information technology systems and underlying business processes, which will require significant management time, support and cost. Moreover, there are inherent risks associated with implementing new systems that may affect our ability to manage our data. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative sources for performing these functions, which makes our ability to forecast and effectively control our operating expenses more challenging. For example, as part of our effort to improve efficiencies throughout our worldwide organization, we have been in the process of implementing a new integrated financial information system. Implementation of certain financial accounting processes was completed in the third quarter of 2014. The second phase of the implementation was completed in October 2015. The successful conversion from our legacy financial systems to a new integrated financial information system entailed a number of risks due to the complexity of the conversion and implementation process. There can be no assurance following the conversion to, and the implementation of, the new financial information system, especially in the initial period after the cutover, that our ability to receive and process channel partner orders, order components and finished goods, plan and execute appropriate manufacturing plans, receive and ship finished goods and accurately and timely prepare, analyze and report the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC, will not be adversely impacted.

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

Our quarterly revenues and operating results depend in large part upon the volume and timing of channel partner orders received during a given quarter and the percentage of each order that we are able to ship and recognize as revenue during a particular quarter, which is extremely difficult to forecast. We have experienced longer sales cycles in connection with our high-end UC&C solutions, which could also increase the level of unpredictability and fluctuation in the timing of orders. Further, depending upon the complexity of these solutions, such as immersive telepresence and some UC platform products, and the underlying contractual terms, revenue may not be recognized until the product has been accepted by the end-user, resulting in further revenue unpredictability.

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Historically, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the last four quarters, the percentage of our quarterly revenues that were recognized in the third month of the quarter ranged from approximately 46% to 55%. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations could have an adverse impact on our operating results. Further, receiving a large number of product orders in the last few weeks of a quarter may cause our financial information systems to experience delays that impede our ability to receive, process and ship orders in a timely manner, which may adversely impact our revenues and operating results in any particular quarter.

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
●

cash repatriation restrictions, which could have an adverse impact on us, including adverse tax consequences, in the event we need to access cash and cash equivalents and investments held outside the U.S. to fund acquisitions, share repurchases or our working capital needs;

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

To date, a substantial majority of our international sales have been denominated in U.S. dollar, however, we maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are primarily denominated in foreign currency with no offsetting revenues in those currencies except for the Euro and British Pound. As a result of these factors, we expect our business will be vulnerable to currency fluctuations, which could adversely impact our revenues and margins. We will continue to evaluate whether it is necessary to denominate sales in local currencies other than the Euro and the British Pound, depending on customer requirements.

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our cash flow hedging program, we increased operating income by $2.3 million in both fiscal year 2014 and 2013. For further information on our hedging program, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

Impairment of our goodwill or other assets would negatively affect our results of operations.

As of September 30, 2015, our goodwill was approximately $559.0 million and other purchased intangible assets were approximately $16.4 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

We have limited supply sources for some key components of our products and services and for the outside development and manufacture of certain of our products, and our operations could be harmed by supply or service interruptions, component defects or unavailability of these components or products.

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and optical elements. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain components from suppliers in China, Japan, and certain Southeast Asia countries, and any political or economic instability in these regions in the future, natural disasters, disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these supplies. Further, we have suppliers in Israel and any military action or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our Polycom® RealPresence® Platform products.

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

Additionally, our Polycom® RealPresence® Group Series and Polycom® HDX® video solutions and network system products are designed based on digital signal processors and integrated circuits produced by Texas Instruments Incorporated, cameras produced by JVC and processors built by Broadcom Corporation. If we could no longer obtain digital signal processors, integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we might not be successful in obtaining these components from alternative sources in a timely or cost-effective manner. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which would harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

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

In addition, we expect our contractors to meet certain standards of conduct, including standards related to the environment, health and safety, general working conditions, and compliance with laws. Significant or continuing noncompliance of such standards or applicable laws could harm our reputation or cause us to experience disruptions that could harm our business and results of operations. For example, the SEC has adopted rules imposing diligence and disclosure requirements around the use of “conflict minerals” in the products we have manufactured. These rules have resulted in additional time and cost to diligence our contractors and comply with the disclosure requirements and they may also affect the sourcing and availability of minerals we use in our products. Although we do not anticipate any material adverse effects based on these rules, we will need to ensure that our contractors comply with them.

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

Our business could be negatively affected as a result of stockholder activism, and such stockholder activism could impact the trading price and volatility of our common stock.

An activist investor, Elliott Associates, L.P., and its affiliates, recently took an ownership position in our common stock and initiated communications with us regarding our future direction. Responding to actions by an activist stockholder can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism.

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

In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could be significant. Further, due to the growing sophistication of the techniques used to obtain unauthorized access to or to sabotage networks and systems, which change frequently and often are not detected immediately by existing antivirus and other detection tools, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate such cyber attacks or security breaches.

Other risks that may result from interruptions to our business due to cyber attacks are discussed in the risk factor entitled “Business interruptions could adversely affect our operations.”

We have outstanding borrowings under our credit facility, and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of September 30, 2015, we had $237.5 million in term loans outstanding under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

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

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business, by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates, or by lapses of the availability of the U.S. research and development tax credit, which occurred for 2014 but was reinstated on December 19, 2014 as part of the "Tax Increase Prevention Act of 2014." Further, the accounting for stock-based compensation expense in accordance with ASC 718 and uncertain tax positions in accordance with ASC 740 could result in more unpredictability and variability to our future effective tax rates.

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

Over the past few years, we have made significant investments in EMEA and APAC to expand our business in these regions. In EMEA and APAC, as with other international regions, credit terms are typically longer than in the United States. Therefore, as EMEA, APAC and other international regions grow as a percentage of our revenues, accounts receivable balances increase and our days-sales-outstanding increase. Although from time to time we have been able to largely offset the effects of these influences through additional incentives offered to channel partners at the end of each quarter in the form of prepay discounts, these additional incentives have lowered our profitability. In addition, economic uncertainty or a downturn in technology spending in the United States and other countries could restrict the availability of capital, which may delay our collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy. Either a delay in collections or bankruptcy would harm our cash flow and accounts receivable day’s outstanding performance.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the nine months ended September 30, 2015.

Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the stock purchase activity during the three months ended September 30, 2015:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
7/1/15 to 7/31/15	10,042	$11.28	—	$85,000,000
8/1/15 to 8/31/15	2,383,191	$11.16	2,234,118	$60,100,000
9/1/15 to 9/30/15	—	$—	—	$60,100,000
Total	2,393,233		2,234,118

(1)	Includes a total of 159,115 shares repurchased in July and August 2015 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In July 2014, we announced that our Board of Directors had approved a new share repurchase plan (the “2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. We expect to execute this new authorization through the end of June 2016 and to fund the share repurchases through cash on hand and future cash flow from operations. As of September 30, 2015, we had a remaining authorization to purchase up to an additional $60.1 million of shares in the open market under the 2014 repurchase plan. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit No.	Description
3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective August 5, 2015 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2015).

10.1(1)*	Form of Amended and Restated Change of Control Severance Agreement, as amended effective August 5, 2015.
10.2(1)*	Amended and Restated Change of Control Severance Agreement with Peter A. Leav, as amended effective August 6, 2015.
31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Chief Accounting Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 29, 2015

POLYCOM, INC.
/s/ PETER A. LEAV
Peter A. Leav
Chief Executive Officer, President and Director (Principal Executive Officer)
/s/ LAURA J. DURR
Laura J. Durr
Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective August 5, 2015 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2015).

10.1(1)*	Form of Amended and Restated Change of Control Severance Agreement, as amended effective August 5, 2015.
10.2(1)*	Amended and Restated Change of Control Severance Agreement with Peter A. Leav, as amended effective August 6, 2015.
31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Chief Accounting Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.