Form 10-K
period 2015-12-31
POLYCOM INC
filed 2016-02-29
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 in Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the Registrant, based on the closing sale price of such shares on the NASDAQ Global Select Market on June 30, 2015, was approximately $1,518,085,174. Shares of common stock held by each executive officer and director have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer or affiliate status is not necessarily a conclusive determination for other purposes.

133,913,851 shares of the Registrant’s common stock were outstanding as of February 22, 2016.

DOCUMENTS INCORPORATED BY REFERENCE.

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the fiscal year covered by this Annual Report on Form 10-K.

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

PART I

ITEM 1. BUSINESS

GENERAL

We are a global leader in helping organizations achieve new levels of teamwork, efficiency and productivity by unleashing the power of human collaboration. More than 400,000 companies and institutions worldwide defy distance with secure video, voice and content solutions from Polycom to increase productivity, speed time to market, provide better customer service, expand education and save lives. Together with our global partner ecosystem, we provide flexible collaboration solutions for any environment that deliver a high-quality user experience, a broad multi-vendor interoperability and investment protection.

We offer open, standards-based unified communications and collaboration (“UC&C”) solutions for voice, video and content sharing and a comprehensive line of support and service solutions to ensure customer success. Our solutions are powered by the Polycom® RealPresence® Platform, a flexible and comprehensive infrastructure offering with broad application programming interfaces (“APIs”) that can be deployed via software and/or hardware, on-premises or in the cloud, or in hybrid implementations. The RealPresence Platform interoperates with a broad set of communication, business, mobile, cloud applications and devices to deliver secure face-to-face collaboration across different environments. With RealPresence collaboration solutions, from infrastructure to endpoints for all environments, people all over the world can connect and collaborate naturally without being in the same physical location. Individuals and teams can communicate and collaborate with high definition (“HD”) voice, video and content experiences from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare, education and manufacturing applications and solutions for government agencies and judicial applications. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through improved collaboration, Polycom enables teams to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

The concept of “work” has drastically changed from a place we go to - into something that we do, irrespective of time, location and the devices we use. Traditional offices and meeting rooms are giving way to open, team and mobile spaces as well as small huddle rooms, all of which present challenges for effective collaboration. In order for collaboration and teamwork to thrive in the workplace of the future, organizations need the right tools. Globalization, productivity gains, time to market, cost control, maximizing and attracting the right talent are all fundamentals that organizations are managing on a day-to-day basis. Collaborative solutions need to be easy to use and fit into any size workspace. Polycom’s solutions are engineered to uniquely address these challenges with elegance and simplicity enabling our customers to collaborate more effectively across a broader array of workspaces.

Our vision is to unleash the power of human collaboration. To achieve our vision, historically, our focus has been premises-based hardware solutions for the enterprise and public sector, targeted at vertical markets including finance, manufacturing, government, education and healthcare. We believe this continues to be a growth opportunity for us as more and more organizations are recognizing the mission-critical business benefits of collaboration. In addition, in response to emerging market trends and the network effect driven by business-to-business adoption of UC&C solutions, we continue to expand our focus to newly emerging markets such as mobile collaboration, browser-based business-to-business (“B2B”) and business-to-consumer (“B2C”) connectivity, and enabling software and cloud-based delivery for enterprise customers, small and medium businesses (“SMBs”), and service and solutions providers offering video collaboration-as-a-service.

Polycom celebrated 25 years of industry leadership in 2015 by announcing several innovative solutions including RealPresence Trio™, RealPresence Centro™ and RealPresence Debut™ that transform collaboration experiences and are the first to put people at the center of collaboration.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, direct market resellers (“DMR”), system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability and fulfillment agility.

We believe important drivers for the adoption of collaboration solutions include:

•	ease of use and ease of deployment;
•	growth of video as a preferred method of communication;
•	increasing presence of video on desktop and laptop devices;
•	growth of video-capable mobile devices (including tablets and smartphones);

•	growth of Skype for Business in the corporate environment and the resulting impact on sales of Polycom’s Skype for Business-compatible voice and video devices;
•	expansion of business applications with integrated web-based video and content collaboration;
•	virtualization and the move to private, public, and hybrid clouds;
•	adoption of UC&C by SMBs;
•	growth of the number of teleworkers globally;
•	new pricing models and options for video delivery, including subscription-based software pricing and as-a-service offerings;
•	emergence of Bring Your Own Device (“BYOD”) programs in businesses of all sizes, across all regions;
•	demand for UC&C solutions for B2B and B2C communications and the move of consumer applications into the business space; and
•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing voice, video and content collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, open support of standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities.

Available Information

We were incorporated in December 1990 in the State of Delaware and are listed on the NASDAQ Global Select Market under the ticker symbol “PLCM”. Our headquarters are located at 6001 America Center Drive, San Jose, California, 95002. Our telephone number at this location is (408) 586-6000 and our web address is www.polycom.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports are available free of charge on our website under “Company > Investor Relations > SEC Filings,” as soon as reasonably practicable after such material is filed electronically with, or furnished to, the United States Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act. Information on the website does not constitute a part of this Annual Report on Form 10-K.

POLYCOM®, the Polycom logo, and the names and marks associated with Polycom’s products are trademarks and/or service marks of Polycom, Inc. and are registered and/or common law marks in the United States and various other countries. All other trademarks are property of their respective owners.

PRODUCTS AND SERVICES

Our video, voice and content-management and content-sharing solutions include applications for mobile devices, browser-based video collaboration, cloud-delivered services, conference room systems, home/work office solutions and immersive telepresence, as well as industry-specific solutions, such as specialized video carts and solutions for healthcare, education and manufacturing. We also provide the infrastructure platform that powers these solutions and the comprehensive services to support them, spanning evaluation to deployment and adoption to ongoing operations.

Our products and solutions are categorized as follows:

•

UC Group Systems, which includes group video, group voice and immersive telepresence systems. Inclusive of the related services components, UC Group Systems revenues comprised 61%, 65% and 66% of our total revenues in 2015, 2014 and 2013, respectively.

•

UC Personal Devices, which includes desktop voice products and desktop video devices. Inclusive of the related services components, UC Personal Devices revenues comprised 21%, 17% and 16% of our total revenues in 2015, 2014 and 2013, respectively.

•

UC Platform, which includes universal collaboration servers, virtualization management (distributed media optimization), resource management, recording and streaming, open API’s and remote access technologies that constitute the RealPresence Platform. Inclusive of the related services components, UC Platform revenues comprised 18% of our total revenues in each of the years 2015, 2014 and 2013.

UC Group Systems

Our UC group systems offer customers a unified, end-to-end communication capability that enables geographically dispersed individuals to communicate as naturally as if they were in the same room.

The RealPresence Group Series solution, Polycom® HDX® personal and room-based video solutions, RealPresence Centro™, RealPresence Immersive StudioTM and RealPresence® OTX® Studio, comprise a portfolio of high-performance, cost-effective, and easy-to-use room and immersive telepresence video conferencing systems. Customers have multiple options to incorporate HD data sharing and collaboration into a video conference. The Polycom® People+Content™ family of peripherals, including Polycom® Concierge allows users of RealPresence Centro, RealPresence Group Series, HDX, RealPresence® Desktop, and RealPresence® Mobile products to more easily incorporate content, documents, and audiovisual effects into their video conferencing sessions. Polycom Concierge, which is deployable across a wide range of Polycom devices, also provides one-touch dialing to scheduled calls and basic call control (mute calls, volume control, drop callers, etc.). The user experience for any Polycom customer is enhanced when users choose to deploy intelligent accessories, including the Polycom® EagleEye™ Director camera, which changes the face of group video communications by enabling close-up views of every speaker in a video conference, regardless of their location or the number of people in the room, with automated and directed camera pan, tilt and zoom; the Polycom® EagleEyeTM Producer technology which dynamically frames all participants in the meeting and reports valuable data on the quantity of participants in each room; the Polycom® UC BoardTM and Polycom® VisualBoardTM technologies, which seamlessly integrates white boarding into any video collaboration meeting; and RealPresence TouchTM device, which eliminates the need for a remote control with a graphical touch interface that simplifies content capture and sharing. TheRealPresence® Group Convene™ solution pairs with RealPresence Group Series systems to provide a HD voice, video and content sharing solution for personal workspaces and huddle room applications.  Polycom RealPresence Debut is a new enterprise grade video conferencing solution made simple, elegant, and affordable for huddle rooms and smaller spaces in small to medium sized businesses. It delivers cost-effective collaboration for smaller organizations that are ready to move up from consumer-grade alternatives.

Our packaged solutions include RealPresence Group Series codecs and provide full video collaboration benefits in simple, turn-key offerings that can be leveraged for both horizontal and vertical use cases, including Healthcare (RealPresence® Practitioner Cart® 8000), Education (RealPresence® EduCartTM 500), Judicial (RealPresence VideoProtect 500), and Manufacturing (RealPresence® Utility Cart 500).

Complementing our video offerings, we provide conference phones that can integrate with our video solutions or be used independently to conduct high-quality, effective voice conference calls. Our conference phone offerings include the unique Polycom® VoiceStation® conference phones for smaller rooms, Polycom® SoundStation® conference phones for midsize rooms, and Polycom® SoundStation® IP conference phones for conference room solutions using Voice-over IP (“VoIP”) telephony networks. Polycom® SoundStation® Duo is an analog/IP hybrid conference phone for mid-size conference rooms for companies of all sizes that we believe is ideal for organizations planning the transition to IP and looking to invest today in a future-ready solution. Because our VoIP conference phones are standards based and are based on the session initiated protocol (“SIP”) protocol, they are interoperable across most UC environments, including Microsoft, Cisco, BroadSoft, Genband, Open SIP, Avaya and Unify. In 2015, the RealPresence Trio solution was added to the portfolio as the first smart hub for group collaboration. The RealPresence Trio smart hub transforms the iconic three-point phone into a powerful voice, content and video collaboration solution and is expanding the ‘conference phone’ category.

We offer close to 40 voice and video solutions that integrate with Skype for Business and Lync 2013, so Microsoft users can select a name on a Skype for Business contact list and instantly begin collaborating via RealPresence video or audio. We also have a range of UC solutions for Microsoft Office 365, including Polycom® VVX® business media phones which are the first phones for Office 365 Cloud PBX. The RealPresence Group Series and RealPresence Trio solutions directly integrate with Skype for Business and we have devices that are specifically optimized for the Skype for Business environment. The Polycom® CX8000 solution is a Skype for Business optimized video conferencing room system that includes presence, contact search, instant messaging, HD video conferencing, HD audio, virtual white boarding, touch display-powered presentations, application sharing, editing on shared documents, and more. Tight integration with Microsoft Outlook helps users, both in the meeting room and remote participants, start and manage meetings more efficiently. The CX8000 room system for Skype for Business includes several features that help users take advantage of built-in multi-party video and a better overall audio and video experience that leverages the open standards-based scalable video coding (“SVC”) implementation. The Polycom® CX3000 IP conference phone is optimized for Skype for Business and features embedded Skype for Business software, delivering a familiar user interface and functionality for conference call participants. The Polycom® CX5100 and CX5500 systems are the industry’s only Skype for Business–qualified, 360-degree panoramic 1080p HD video collaboration camera and phone combination that delivers a center-of-the-table experience and Polycom® HD VoiceTM technology. The CX5100 system can be used in conjunction with the CX8000 solution, as well as with computers through a USB connection. The RealPresence Platform is the only video infrastructure qualified on Skype for Business and through the Polycom® RealConnect™ technology, the platform enables customers with Skype for Business clients, Polycom-certified Skype for Business products, Polycom endpoints, and even competitive endpoints that support the H.264 standard to all connect together and share/receive content in multi-point calls while maintaining their full, native audio, video and content sharing experiences.

UC Personal Devices

Our UC personal devices extend clear HD voice, video, and content to desktops, home offices, mobile users, and branch sites—virtually anywhere.

Organizations use our personal video solutions in an expanding range of use cases. The RealPresence Group Convene solution pairs with RealPresence Group Series systems to provide a HD voice, video and content sharing solution for personal workspaces and huddle room applications. The RealPresence Desktop solution brings simple, effective, standards-based desktop conferencing to any PC and can be purchased as individual licenses. In addition, the RealPresence Desktop client can effortlessly pair with the RealPresence Group Series systems using Polycom Concierge technologies to enrich the collaboration experience with extended content sharing from the PC and an improved user experience managed from the computer. As part of our UC platform product line, the RealPresence Desktop client is a standards-based desktop video conferencing solution, supporting both PCs and Macs that is centrally deployed via the RealPresence Resource Manager software application.

The VVX business media phones combine advanced telephony, one-touch video, and integrated business applications into a life-like experience for the desktop. This portfolio of devices includes the VVX 1500 executive phone, the VVX 600 premium phone for managers and administration staff, the VVX 500 performance phone for knowledge professionals, the VVX 410/400 mid-range, the VVX 310/300 entry-level, VVX 201/101 entry-level and single-line, VVX Expansion Modules for administrators, and the VVX USB Camera accessory to instantly turn the VVX 500/600 into a video phone. The VVX D60 wireless handset works in conjunction with VVX business media phones to provide complementary mobility and a full extension of the media phone capabilities to users on the move. These UC devices are equipped with all of the capabilities of a full-featured Polycom® SoundPoint® IP conference phone, including multiple lines, Polycom HD Voice technology, and a host of rich telephony functions. The VVX business media phones are Skype for Business-qualified and feature Microsoft Outlook and Calendar integration, web-based provisioning, USB expansion ports and an open application development environment to allow third-party development of interoperable applications. VVX phones are also the first business media phones for Office 365 Cloud PBX.

The SoundPoint series of standards-based SIP desktop devices provides superior audio quality and rich features to address the desktop communications requirements of businesses. The complete SoundPoint product line is based on common software architecture to ensure compatibility for all devices with our VoIP solution partners. The VoIP ecosystem includes call management suppliers for on-premises call servers and soft-switches for network-based call server platforms. Through our VoIP Interoperability Partner (“VIP”) program, we have established relationships with more than 30 technology partners for VoIP call managers to collaborate in the development, marketing, and distribution of Polycom’s VoIP products.

In partnership with Microsoft, we jointly developed a family of devices optimized for use with Skype for Business. These natively integrated UC devices deliver rich presence, HD voice, and plug-and-play functionality, and in conjunction with the Skype for Business solution, provide an attractive value proposition for private branch exchange (“PBX”) replacement. Further, a wide range of USB and IP devices deliver a Microsoft UC experience and are easy to deploy, use, and manage. Our standards-based SIP voice solutions are also now interoperable with Skype for Business, providing greater choice and flexibility to customers as they update or transition their call management solutions.

Mobile UC Solutions

We provide enterprise-grade video collaboration and content sharing on a wide variety of mobile devices, with up to 720p HD video. The RealPresence Mobile application, a free-to-download software solution, extends our HD video collaboration technology, built on the RealPresence Platform, beyond the office and conference room to more than 15 Apple OS X and Android powered smartphones and tablets. Polycom supports key collaboration features on mobile devices such as content sharing, far-end camera control, and SmartPairing and Polycom Concierge technologies, which lets users control video meetings with their tablets and transfer a live video call from tablet to big screen with the swipe of a finger as well as share content stored on the device or pulled from the Web or even the user’s cloud storage location. In addition, the tablet can be used as an electronic whiteboard as well as for annotation on other content sources – all available for view on the far side if desired. We believe our support for the BYOD trend is driving a network effect for users and businesses by enabling mobile devices to connect with each other, as well as with other standards-based video systems and applications. Throughout 2016, we expect our UC mobility solutions to be deployed on an even broader range of networks and devices to further expand the options for anywhere/anytime video collaboration.

UC Platform

The RealPresence Platform is our comprehensive infrastructure offering for universal video collaboration, powering Polycom’s HD video solutions. With a broad set of API’s and flexible deployment options that include software or hardware, on-premises or in the cloud, or in hybrid implementations, the RealPresence Platform brings people face-to-face from anywhere and creates seamless UC environments and collaboration experiences that incorporate HD video, voice, content and web collaboration, as well as instant messaging, calendaring and e-mailing. In addition, the open standards-based RealPresence Platform helps ensure the interoperability of hundreds of business applications and helps protect customer investments through compatibility with existing and future systems. The RealPresence Platform can be purchased in any combination of hardware appliances, perpetual license software appliances (RealPresence® Platform, Virtual Editions), and subscription-based software for virtual machines (RealPresence OneTM). The Polycom components that make up the RealPresence Platform include:

•

Polycom® RealPresence® Collaboration Server (RMX®) and RealPresence Collaboration Server, Virtual Edition. The RealPresence Collaboration Server solution provides universal video collaboration or bridging. Universal video collaboration enables multipoint video, voice, and content collaboration regardless of network, protocol, or device. The RealPresence Collaboration Server solutions can be sized to fit the needs of small, medium, or large organizations, supporting the collaboration needs of all customers.

•

Polycom® RealPresence® Resource Manager and RealPresence Resource Manager, Virtual Edition. The RealPresence Resource Manager system centrally provisions, monitors, and manages the entire video collaboration network. Through dynamic provisioning, the RealPresence Resource Manager system automatically configures and maintains thousands of video clients at pre-determined software baselines. This eliminates having a variety of software releases in the field, fixing end-user configuration mismatches, uncertainty about the quality of video being provided, and other typical system management issues. Built-in reports, application dashboards, warning thresholds and alarms, and drill-down tabs ensure that users can instantly access troubleshooting and operational metrics that are readily available.

•

Polycom® RealPresence® Virtualization Manager (RealPresence® Distributed Media Application (DMA®). The RealPresence DMA system is a network-based virtualization application for managing and distributing calls across collaboration networks. With no single point of failure, the RealPresence DMA solution provides reliability and super-cluster configurations for mission-critical communications. It also provides a single unified dialing plan for video and voice applications across multiple vendors. Virtualization management brings massive scale, and resiliency to the video network. Supporting up to 25,000 concurrent calls and 75,000 devices, the RealPresence DMA system provides advanced routing algorithms to maximize resource utilization and dynamically distribute calls based on priority, bandwidth, and class of service.

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

•

Polycom Video Content Management Solutions. Our video content management solutions provide secure video capture, management, administration, and delivery via live streaming or sharing recorded media. Solutions include the RealPresence® Media Suite and RealPresence® Media Manager.

•

Polycom ContentConnect™. Integrates with the RealPresence Platform (RealPresence DMA, RealPresence Collaboration Server, and RealPresence Access Director solutions) to enable scalable HD video collaboration that includes content sharing between Skype for Business desktop as well as standards-based video systems.

•

Polycom® RealPresence® One. A comprehensive offering including all RealPresence Platform software and support services for voice, video and content collaboration, sold by subscription for virtual deployments. The RealPresence One solution also includes our software solutions for personal video collaboration, such as RealPresence Mobile and RealPresence Desktop software, and the RealPresence Web Suite.

•

Polycom® RealPresence® Clariti™. The RealPresence Clariti is a new offering from Polycom that was announced in January 2016. It is simple, powerful, cloud-ready collaboration infrastructure software for businesses of all sizes that connects people with HD voice, video, content and web collaboration. RealPresence Clariti offers an industry-first hybrid cloud burst service, to seamlessly manage spikes in demand; providing additional capacity whenever needed. RealPresence Clariti simply and intuitively creates and promotes collaboration and takes team work to a new level.

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

Public Clouds, Off-premises. Our strategy for public clouds is to partner with qualified service providers and channel partners to deliver video collaboration-as-a-service offerings to enterprises and SMBs. Public clouds are constructed of shared, partitioned resources and offer services to multiple entities using the same infrastructure. They may be owned, managed, and operated by a third-party such as a partner, service provider, or distributor. In this case, the RealPresence Platform is deployed within a partner’s network and delivered as a service. The RealPresence Platform provides the carrier-grade video infrastructure required for cloud-delivered services that can scale to a multitude of businesses with security, reliability, and manageability. The RealPresence Platform also keeps operating costs low for service providers by interoperating with existing systems via native integrations and open standards, leveraging voice and video call management platforms, and creating opportunities for hybrid UC environments. With features such as multi-tenancy support and a rich suite of open APIs that enable service providers to get to market faster with custom and plug-in applications, we believe we are further driving down the cost and complexity of building and managing a public or private video cloud. Polycom APIs and software development kits help service providers speed the delivery of new services by simplifying the task of integrating the RealPresence Platform with their operations and billing support systems, as well as third-party management systems for scheduling, billing, and rating; video collaboration provisioning; resource reporting in-conference control; and system management. Polycom also offers a wholesale video collaboration service in North America, which includes network, infrastructure, services, and software to enable our partners to offer retail Video-as-a-Service offerings to their customers. Subscribers gain the benefits of purchasing video collaboration on an as-needed basis and avoid upfront capital expenditure. We believe video collaboration delivered from a public cloud is an attractive option because it speeds overall time to deployment and it reduces cost of delivery for small to medium sized companies who either do not have the upfront budgets to invest or the IT resources to maintain the infrastructure.

Browser-based Collaboration

The RealPresence Web Suite is a software-based extension to the RealPresence Platform that is designed to enable businesses to leverage the massive availability of Web browsers for rich collaboration with other businesses—or individuals—easily and securely, independent of application, system, or device. The RealPresence Web Suite extends secure Polycom video collaboration to anyone with a browser and camera on their smartphone, tablet, or PC. With simple click-to-connect convenience, you can have secure enterprise-grade video conferences, including content collaboration, with mobile, desktop, room and immersive telepresence participants, inside or outside the firewall by sending a URL link in an instant message, email or calendar invitation.

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

We actively participate in several standards development organizations (including the Institute of Electrical and Electronics Engineers, Internet Engineering Task Force, and International Telecommunication Union) in order to develop new open standards for the industry (such as standards for HD video, content sharing, and HD audio). We also have joined with both partners and competitors in many industry forums and consortiums that focus on interoperability, including the International Multimedia Teleconferencing

Consortium (“IMTC”), Open Visual Communications ConsortiumTM (OVCCTM) and SIP Forum. We are founding members or board members of several of these organizations and are active in leading the development of standards and protocols intended to drive interoperability for the greater good of the industry and our customers.

As a part of this work, our UC innovation development team has developed and continues to develop underlying standards-based technologies to power our portfolio of UC solutions, including:

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

Scalable Video Coding

Scalable Video Coding (“SVC”) is a standard designed to deliver a high-quality, low-latency video collaboration experience at any bandwidth and over networks prone to packet loss and congestion. SVC is an extension to H.264 Advanced Video Coding (“AVC”), an efficient and high-performance standard that is used by most of today’s video conferencing devices. We have extended our RealPresence video solutions with the additional functionality of open, standards-based SVC. Our SVC solution delivers a forward/backward-compatible (“SVC/AVC”) solution, providing investment protection, easy customer-paced transition to SVC, and superior economics for our customers. We have delivered SVC solutions across the RealPresence Platform, including the RealPresence RMX, RealPresence Collaboration Server, Virtual Edition, and the RealPresence Access Director solutions. We have also delivered industry-unique SVC/AVC solutions across mobile, home/work office, and conference room environments with RealPresence Mobile, RealPresence Desktop, and the Group Series systems – all of which can simultaneously support interoperability with standard-based AVC systems and a growing number of SVC solutions. We also offer an open, standards-based SVC codec on a royalty-free basis to enable interoperability.

Microsoft was an early adopter of this open standards-based SVC technology. We believe the licensing of H.264 SVC provides a foundation that will allow the industry to deliver the type of seamless interoperability that our joint customers need.

Security

We believe that security is of the utmost importance and we are committed to bringing a secure means of real-time collaborative communications both inside and outside enterprise firewalls to customers worldwide. Security has become increasingly important with the emergence of BYOD programs, the need to securely integrate a variety of mobile video devices into the enterprise, and the growing imperative to extend video collaboration to B2B and B2C relationships. The RealPresence Access Director software implements secure communication technologies, validates standards and interoperability, and provides a secure firewall traversal solution for voice, video, and web content between locations and organizations that is highly scalable and affordable for H.323, SIP, and HTTP.

High Profile Video

Standards-based high profile video enables a dramatic reduction in the network resources necessary to deliver video collaboration across organizations. It allows lower-cost, standards-based visual communication with lower bandwidth, thus limiting or avoiding costly network upgrades—all while remaining standards-based. Video deployments can be extended to more sites, with more cost efficiency and greater quality – including the growing demand for home-based workers or satellite offices which often operate with limited bandwidth. With the H.264 High Profile implementation for real-time video, customers can immediately begin saving up to 50 percent on bandwidth costs in operational expenses alone with additional potential capital expense savings by avoiding the network expansion for video that otherwise would be required.

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

Services

We offer a full range of support, professional, hosted and managed services and solutions to customers on a global basis. These services are made available through our worldwide channel partner network and from Polycom directly. Services revenues comprised 29% of our total revenues in both 2015 and 2014 and 28% in 2013.

We believe that service and support are critical components of customer success and create a platform for expanded and long-term customer relationships. Our strategy and portfolio reflects the industry defined full-lifecycle service flow from first deployment to technology refresh, starting from needs analysis, planning and design; to deployment services and integration, such as Skype for Business; to a portfolio of support services to meet each customer’s business needs. We also offer optimization services that help customers make the most of their investment in our hardware, software and services collaboration solutions and managed services that assist in the monitoring, management and maintenance of these solutions. Customers and partners can leverage training and certification programs delivered through Polycom University. By engaging at all points in this process, Polycom and our partners help customers better understand business use cases and evaluate and ensure environmental and user population readiness; create solutions that address each customer’s unique requirements and integrate seamlessly into the existing collaboration environment, business processes and workflows; and continue to support each customer as they operate, optimize collaboration capability and drive utilization and adoption. In short, Polycom services enable our customers to become proactive and strategic managers of their solutions rather than tactical reactors to the daily demands of solution management.

Our customer service and support offerings accelerate and maximize our customer’s return on investment in our solutions. Partners can resell Polycom branded service offerings or can be certified to deliver our service offerings under their own brand. Our community of certified partners is backed by our delivery infrastructure, which is made up of more than 100 learning centers, technical support centers, call centers and parts warehouse locations around the world. The availability of expert, Polycom services allow Partners to supplement their own offerings in order to remain highly competitive in their marketplace. We also offer an online support portal for customers and a support community where customers can share information and access support 24 hours a day.  Polycom services span the entire customer solution, offering expert and professional support, through infrastructure and also to remote corporate personnel and business partners.

Polycom University continues to build proficiency in collaboration technology for partner and customer users with communications and network experts who deliver a broad range of programs and courses. A variety of course types are offered including eLearning, instructor-led training, webinars, self-paced reading guides, and virtual remote labs. Course content ranges from high level overviews of products/solutions to hands-on experiences, enabling system administrators to fully implement and support Polycom solutions. Courses can be customized to meet the unique needs of the customer or partner.

Professional Services

We offer a full suite of professional services solutions that allow customers to plan, deploy and optimize solutions in a UC&C environment. Our customers increasingly seek to leverage our domain expertise to ensure their successful adoption of Polycom solutions and optimization of the Unified Communications ecosystem. Polycom has responded by enhancing our Consulting Services and Custom Business Application development capabilities directed at integrating UC&C solutions into the everyday workflow of an organization. New tools such as the Polycom® RealAccessTM service delivery platform, the first big data analytics solution for connected UC&C solutions, extend the availability of analytics and benchmarking services to a board audience of users providing a platform to make better business decisions. Our strategy is to deliver services, together with our partners, that enhance the scalability, reliability and security of Polycom collaboration solutions, tightly and efficiently integrating in a complex multi-vendor UC&C environment.

Customer Support and Maintenance

For the ongoing support of end-user customers, we provide maintenance services that include telephone support, software upgrades and updates, parts exchange, on-site assistance, and direct access to support engineers for real-time troubleshooting. These support services comprise the majority of our services revenue and are driven by both attach rates of maintenance agreements on new product sales, as well as the renewal of existing maintenance agreements. Enhanced Support services that provide faster response times in over 20 cities worldwide for more mission-critical RealPresence Platform deployments are also available. Solution-focused support is available through Advantage support and our proactive Elite Services. The value-added Advantage Service meets the demands of customers who wish to accelerate the adoption of our solutions, desire increased insight into the use of their RealPresence Platform video solutions and who require high levels of 24x7 support for their video deployment needs. We also offer installation and implementation services and a broad range of training to ensure effective usage and operation of products with training facilities worldwide.

To help partners and customers get answers to questions and resolve issues faster, we provide the support.polycom.com website, our online support portal for customers that includes the ability to open, track, and update service requests online 24x7, request and track Return Material Authorizations, query bulk contract entitlement status, and view contract and warranty status. The portal also features a proactive support notification to which customers and partners may subscribe. Our ASK Polycom, community based information sharing platform is growing in both content and usefulness. Over the past year, we continued to aggressively manage the inventory of our spare parts depots across warehouses worldwide to provide better service to customers across the globe. Support services are flexible and available for every Polycom solution deployed in IP, legacy, or mixed-network environments.

Managed Services

As part of our commitment to a full-lifecycle service portfolio, we deliver a suite of managed services for customers who want to out-task or outsource day to day technology management responsibilities that require the highest level of availability, quality and uptime through the delivery partnership. Critical elements of management are delivered by subject matters experts that allow customers the ability to optimize their investments. Customers who want increased availability, greater operational effectiveness and new consumption models can leverage the expertise Polycom has built and take advantage of outcome based service offerings. Our managed services portfolio offers proactive monitoring and remote management capabilities, optimization, private and public cloud solutions, hosting and transformational options that help our customers address evolving business requirements.

Service Partners

RealPresence Service Specialization is an enhanced certification program which certifies our service and support channel partners by verifying their performance in providing customers with 24x7 support, fast response times, call center systems and support, and training in our solutions.

Partners with the RealPresence Services Specialization achieve and maintain a sustainable service business in a changing environment where customers increasingly require focused technical expertise. We and our RealPresence Service Specialized partners jointly offer maintenance and diagnostic services and support. In addition to the specialization which enables partners to provide post-sales support for the RealPresence Platform, Polycom has formal programs which enable partners to provide implementation services for the RealPresence Platform, post-sales support of our RealPresence Immersive solutions, deployment and post-sales support for Video Content Management solutions, and a program to help partners achieve and maintain a sustainable service business inclusive of integrated business processes and applications that leverage Polycom RealPresence standards-based solutions in Microsoft environments. Polycom offers training and enablement for on premise or virtualized server environments to help our partners offer support for evolving customer environments. Our Services Specializations are integrated into our global, award-winning Choice Partner Program and enable Polycom end-user customers to identify specialized service providers that meet a high level of service readiness, competency and capacity for maintaining Polycom RealPresence solutions. Polycom enables partners to enter the cloud video market through our RealPresence Cloud Video Meeting Services, a wholesale, cloud-based, low-touch white-label Video-as-a-Service (“VaaS”) solution operated by Polycom and branded and sold by partners.

SALES AND DISTRIBUTION

We market and sell our products to our end-user customers through a two tier model. We have a global network of strategic distributors and service providers, including Anixter, AT&T, BT, Digital China Holdings Limited, Imago Group plc, Nanjing Southern Telecom Co., NETXUSA, ScanSource Communications, Westcon, and many others, who in turn sell to a global network of value added resellers (VARs). Many of these VARs sell a variety of communication products and/or services that, when combined with our products, offer a complete solution. We also sell with several strategic partners including Microsoft, BroadSoft, and a large ecosystem of technology partners.

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

Our channel partners are required to be trained and certified for many of our products, which we believe yields a higher level of end-user customer satisfaction. Our distributors are our primary partners that stock product to ensure availability to our end-user customers, except for our UC platform products which we ship directly to their end-user customers. Working with existing and new channel partners, we plan to continue to focus on the enterprise, government, education and healthcare vertical markets. To complement our sales efforts, we advertise in online media and trade and general business print media and participate in a wide array of trade shows, global events, and public relations activities. In addition, since the value of our solution is best realized through demonstration, we will continue to invest in executive briefing centers, demonstration centers, and the deployment of evaluation systems to end-user customers.

We focus our sales efforts in regions of the world where customers are investing significantly in collaborative communications solutions. Based on the global nature of this customer demand, our sales and service staff and our channel footprint exist in all major global regions. We conduct and manage our business in three geographic theatres: (1) the Americas (“Americas”), which consists of North America and Caribbean and Latin America (“CALA”); (2) Europe, Middle East and Africa (“EMEA”); and (3) Asia Pacific (“APAC”). See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and in Note 19 of the Notes to Consolidated Financial Statements for a summary of our segment financial information. We have product distribution centers in each theater to best serve our global customer base.

A substantial majority of our revenue is from value-added resellers, distributors, and service providers. In 2015, 2014 and 2013, one channel partner, ScanSource Communications, accounted for 20%, 17% and 16% of our total net revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated net revenues or segment net revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a material adverse impact during the transition period.

We have also created Polycom Capital, which offers comprehensive and flexible partner and customer financing options. We leverage global capabilities of third party financing partners to provide customer lease financing solutions. In addition, through an arrangement with our third party financing partners, we offer our channel partners access to working capital aimed at lessening the burden of inventory carrying costs during customer implementations.

We typically ship products within a short time after we receive an order and, therefore, backlog is not necessarily a good indicator of future revenues. We include in backlog open product orders for which we expect to ship or services for which we expect to bill and record revenue in the following quarter. Once billed, any unearned service revenue is included in deferred revenue. At December 31, 2015 and 2014, our order backlog was $76.7 million and $95.8 million, respectively. Such orders are subject to change or cancellation prior to shipment. Historically, the sale of some of our products has experienced seasonal fluctuations which have affected sequential growth rates for these products, particularly in our first and third quarters. The risks associated with the seasonality of our sales are more fully discussed in the section entitled “Item 1A. Risk Factors” under the subheading entitled “We experience seasonal demand for our products and services, which may adversely impact our results of operations during certain periods.”

COMPETITION

We compete in the UC&C market with products and solutions that enable voice, video and content collaboration on-premises, across intranets, extranets, mobile devices, and the Internet via our RealPresence Platform, web-based social-collaboration business platforms, and video collaboration-as-a-service offerings delivered from the cloud. We compete with multiple competitors in each product line on a global basis. These competitors include but are not limited to Cisco Systems, Inc., Acano, Avaya Inc., Blue Jeans Networks, Inc., ClearOne Communications, Inc., Huawei Technologies Co., Ltd., Logitech International S.A./LifeSize, PexIP, Snom Technology Ag, Vidyo, Inc., Yamaha Corporation/Revolabs, Inc., Yealink, ZTE Corporation and others. In some cases, we also cooperate and partner with these companies in programs such as the Polycom Partner Network, as well as various industry initiatives. These initiatives include the International Multimedia Teleconferencing Consortium (“IMTC”) and the Open Visual Communications ConsortiumTM (“OVCCTM”), of which we are a founding member and which currently has 14 global telecommunications service providers in its membership.

Our competitive landscape has evolved throughout 2015 and has been shaped by a number of significant forces including the global macroeconomic environment, customers reevaluating their overall UC information technology (IT) strategies, and the market’s continued move to cloud and software-based solutions. We believe our competitive landscape will continue to rapidly change in the future as we continue to expand into new markets for collaboration such as mobile, browser-based, and cloud-delivered collaboration offerings and as competitors consolidate, increase their corporate partnerships, change their pricing and other strategies, and develop new technologies.

Our competitors consist of both larger companies, such as Cisco Systems, with substantial financial resources and more sizable sales, marketing, engineering and other capabilities with which to develop, manufacture, market, and sell their solutions, and smaller niche competitors. Our strategy of building best-in-class UC voice and video solutions faces challenges from competitors, who create complete end-to-end UC solutions, partner with other industry players, develop a unique technology or compete in a specific geography. Examples of these strategies include Cisco Systems’ CUCM/Jabber/Spark/WebEx platforms, Blue Jeans Network’s embedded video solution into Salesforce.com, and Vidyo’s partnership with Google and their entrance into H.264 SVC technology and software-based solutions.

Our competitors have increasingly focused on developing software. Software platforms for UC Call Control, including Skype for Business and Cisco CUCM, and solutions built on virtual software instances, including Vidyo’s VidyoConferencing solution, LifeSize’s Cloud, and Blue Jeans Network’s cloud architecture, represent a software/service based delivery alternative for the industry. Additionally, these developments represent a new challenge as customers examine specific segments of their UC solution, such as video conferencing, as a part of their overall IT strategy.

In professional services, we do not currently experience significant competition from third-party maintenance and support companies. Third-party maintenance companies may become a threat in the future, as the industry grows and as competitors look to expand service revenue streams and consolidate service solutions to their customers. Today, some of our partners resell our maintenance and support services, while others sell their own branded services. To the extent that channel partners sell their own services, these partners compete with us; however, they typically purchase maintenance contracts from us to support these services. As we expand our professional services offering, we may compete more directly with partners in the future.

We believe the principal competitive factors in the markets and categories in which we compete and may compete in the future include the ability to:

•	provide and sell a broad range of UC&C solutions and services, including mobile and cloud-based solutions, and our ability to bring new products and solutions to market on a timely basis;
•	competitively price our products and solutions;
•	reduce complexity in our products across installation, administration and use;
•	provide competitive differentiation and product performance across our portfolio;
•

compete successfully in multiple markets with differing requirements, including, but not limited to, the enterprise, SMB, mobile video, social video, browser-based video, subscription-based video delivered from the cloud and service provider markets;

•	reduce production and service costs;
•	provide required functionality such as security, reliability and scalability;
•	ensure investment protection through broad interoperability and backwards and forwards compatibility with other UC&C systems and solutions;
•	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;
•	gain market presence and brand recognition;
•	continue to lead and/or advance open standards;
•	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC&C solutions and mobility and consumer solutions; and
•	successfully address the transition in the market from point product to solution selling.

UC&C—and in particular voice, video and content collaboration—represents an attractive growth market that continues to attract new competitors regionally and globally. We believe Polycom’s innovation and differentiated solutions, our commitment to open-standards, our platform approach, our partnerships, and our participation in industry forums allowing us to offer broad interoperability among UC&C solutions continue collectively to represent key competitive differentiators for the Company.

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

We are focused on a hardware and software strategy to bring voice, HD video and content collaboration to a broad range of business, video, mobile, and social networking applications through standards-based infrastructure delivered on-premises and through public and private cloud-based solutions. In addition, the need for pervasive connectivity broadens our strategy to include integration with de-facto standards and to extend our technology to broaden interoperability with ecosystem partners and competitive environments. We believe this strategy is redefining the unified communications market, accelerating the adoption of our products, and establishing Polycom as the default choice of customers and partners for open UC&C and HD video and content collaboration solutions that work together seamlessly across applications, protocols, call control systems, and end points. This strategy is also a key component of our growth strategy. We intend to continue to expand upon our product platforms through the development of software options, upgrades, and future product generations.

In January 2016, we announced industry-first software solutions that provide customers of all sizes with simple, powerful and cloud- ready collaboration technology.  We believe these new solutions will address the growing demand for visual collaboration and leverage the potential of cloud based technology to make it easy for customers to purchase, deploy and manage. These new solutions included:

•

Polycom® RealPresence® Clariti™ is simple, powerful, and cloud-ready collaboration infrastructure software with support for the broadest selection of collaboration ecosystems and a streamlined licensing model that now includes subscription and perpetual models. RealPresence® Clariti™ combines video bridging and transcoding, firewall traversal, video call control, management and virtualization control in an easy to deploy, manage and consume package.  Polycom® RealConnectTM capability, which is included in the RealPresence® Clariti™ offer,  allows both Skype for Business users and those who use other platforms to seamlessly connect without altering each native experience. The Polycom® RealPresence® Clariti™ collaboration infrastructure software will be available in the first quarter of 2016.

•

Polycom® Clariti™ Cloud Burst is a service designed to allow customers to access extended capacity from the cloud as needed and it will be available in North America in the second quarter of 2016, with worldwide availability to follow.

•

Polycom® Clariti™ Sandbox is a set of tools, APIs, SDKs, support and a user community that will enable customers, partners and System Integrators to integrate Polycom visual collaboration into workflows seamlessly. The product will be available in the first half of 2016.

In October 2015, we launched several new products and technologies, some of which we started to ship in the fourth quarter of 2015 and the remaining we expect to ship during the first half of fiscal 2016. We believe these new products and technologies directly address the changing nature of the workspace and deliver new collaborative experiences that better adapt to the natural way that people collaborate, address smaller spaces that are growing in importance and use, and simplify deployment and usability. These new products and technologies included:

•

Polycom® RealPresence TrioTM smart hub, which incorporates wifi, Bluetooth and Near Field Communications (“NFC”) technology for straightforward pairing with personal devices and adds a companion device, the RealPresence TrioTM Visual+ accessory, for simple upgrades to video and content in addition to world class audio capability. It is the first smart hub for group collaboration and a great solution for huddle rooms and smaller conference rooms, as well as a great audio solution for any size room.

•

Polycom® RealPresence DebutTM solution, which delivers a fully integrated audio video and content solution incorporating a Pan, Tilt, electronicZoom (“PTeZ”) camera. It is an elegant, all-in-one, and affordable solution that brings videoconferencing to any huddle room or smaller meeting space in small to medium sized businesses. It delivers cost-effective collaboration for smaller organizations that are ready to move up from consumer-grade alternative.

•

Polycom® RealPresence CentroTM solution, which delivers a fully integrated center of the room or center of an open space solution with a simple to deploy package and full interoperability with existing visual collaboration solutions. This represents a whole new paradigm for more natural, human-centered collaboration, built for the way people collaborate.

•	Polycom® Concierge technology, which is deployable across a wide range of Polycom devices and personal devices and provides a consistent, familiar interface, regardless of the Polycom solution in use.
•	Polycom VVX product line newly enabled for the cloud voice offering of Office 365.

In addition, throughout 2015, we delivered new products and enhancements to existing products, including:

•	Polycom® EagleEye™ Producer is a camera innovation that advances facial recognition technology to create a more natural, production-like experience.
•

Polycom® NoiseBlock™ technology, another industry first and new feature of the RealPresence Group Series and the RealPresence Collaboration Server solutions, automatically eliminates extraneous noises such as paper shuffling, crinkling food wrappers and keyboard typing from interrupting conversations.

•

Polycom® Acoustic Fence™ technology, available in the RealPresence Desktop video collaboration software, automatically removes unwanted noise from a call, including background conversations, city street noise or other peripheral sounds.

•	In addition to NoiseBlock technology, the RealPresence Group Series solution now includes full HD multipoint enhancements and better interoperability with Skype for Business.

•

New Polycom® RealPresence® Video App Software Development Kit (SDK) allows partners and customers to incorporate Polycom voice, video and collaboration into core business processes and business applications organizations use the most, increasing overall productivity and unlocking new service delivery models.

•

RealPresence Platform is the first and only Microsoft-qualified video infrastructure for Skype for Business, enabling a seamless solution for connecting Skype for Business to non- Skype for Business environments.

•

Polycom® RealPresence® Platform DirectorTM solution gives administrators the ability to analyze data from across their UC investments with enhanced monitoring and graphical time-period reporting, allowing them to better manage feature licenses and allocate resources where needed.

•	New versions of the RealPresenceOne software and subscription based infrastructure and the RealPresence Platform Virtual Editions, the virtual version of these infrastructure components.
•	Further enhancements to the RealPresence Group Series room collaboration endpoints and to the RealPresence Mobile and RealPresence Desktop software-based collaboration endpoints.
•	Further enhancements to the RealPresence Collaboration Server, RealPresence DMA, RealPresence Access Director, and RealPresence Resource Manager solutions.
•	Enhancements to the Unified Computing System (“UCS”) software for our audio endpoints.

Research and development expenses are expensed as incurred and totaled approximately $191.5 million in 2015, $196.5 million in 2014, and $216.0 million in 2013. Additionally, in 2015, 2014, and 2013, we capitalized approximately $5.6 million, $5.1 million and $2.4 million, respectively, of development costs for internally developed software products to be marketed or sold to customers. We intend to continue to make investments in product and technology development. We also intend to continue to participate in the development of various teleconferencing industry standards, which are or may be incorporated into our products.

MANUFACTURING

We subcontract the manufacturing of most of our UC Group and UC Personal Device products to Celestica Inc. (“Celestica”), Askey Computer Corporation (“Askey”), Foxconn Technology Group (“Foxconn”), Pegatron Corporation (“Pegatron”), and VTech Holdings Ltd (“VTech”). These companies are all third-party electronic manufacturing service providers. We use Celestica’s facilities in Thailand and Laos, and Askey’s, Foxconn’s, Pegatron’s, and VTech’s facilities in China. At the conclusion of the manufacturing process, these products are distributed to channel partners and end users through warehouses located in Thailand, the Netherlands, and in the United States, and in some cases, direct to channel partners. The key components of our UC Platform products are manufactured by third parties in China, Taiwan, and Israel. Final system assembly, testing and configuration is performed by Celestica China, Celestica Thailand, and Polycom Israel. In 2016, we plan to transition the work performed by Polycom Israel to Celestica. These UC Platform products are distributed directly to end users from these manufacturing locations.

INTELLECTUAL PROPERTY AND OTHER PROPRIETARY RIGHTS

While we rely on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect our proprietary rights, we believe that factors such as technological and creative skills of our personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are also essential to establishing and maintaining a technology leadership position. We currently have over 300 United States patents issued covering our products. The expiration of these patents range from 2016 to 2033. In addition, we currently have over 220 non-U.S. patents issued whose expirations range from 2017 to 2040. Finally, we have over 80 United States patent applications pending covering our conferencing and our network infrastructure products and over 160 non-U.S. patent applications pending. Polycom, RealPresence, SoundPoint, SoundStation, VoiceStation, RMX, HDX, DMA, 3D Voice, Acoustic Fence, Access Director, Group Convene, NoiseBlock, SoundStation product configuration, the Polycom Circles logo, Powered by Polycom, and others are registered trademarks of Polycom in the U.S. and/or various countries, and RealPresence One, RealPresence Centro, RealPresence Trio, RealPresence Debut, RealPresence Clariti, RealPresence Touch, RealConnect, ContentConnect, Constant Clarity, iPower, iPriority, HD Voice, Mobile Responder, VVX, and others are common law trademarks of Polycom in the U.S. and various countries. According to federal and state law, Polycom’s trademark protection will continue for as long as we continue to use our trademarks (in common law countries) and/or maintain our registrations (in civil law countries) in connection with the products and services of Polycom.

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

ACQUISITIONS

We have completed a number of acquisitions during our operating history and believe that acquisitions, combined with return of capital, are important parts of an overall capital allocation strategy. During 2011, we completed three acquisitions, Accordent Technologies, Inc. (“Accordent”), a privately-held video content management and delivery solutions company, the assets of the Hewlett-Packard Visual Collaboration (“HPVC”) business, including the Halo products and managed services business, and ViVu, Inc. (“ViVu”), a privately-held video collaboration software company. In 2013, we acquired Sentri, Inc. (“Sentri”), a privately-held services company with expertise in Microsoft technologies. We have included the financial results of these companies in our Consolidated Financial Statements from the respective dates of acquisition.

We believe that making strategic acquisitions is a good use of capital that can add value to our solutions with our partners and for our end-user customers. We have spent and will continue to spend resources identifying and acquiring businesses. We believe that the efficient and effective integration of our acquired businesses into our organization is critical to our growth. We also believe that our overall capital allocation strategy should include return of capital in addition to strategic acquisitions and, in 2013, we executed a significant return of capital program that included a share repurchase program. We continued to repurchase shares in 2014 and 2015 under plans approved by the Company’s Board of Directors.

EMPLOYEES

As of December 31, 2015, we employed a total of 3,451 persons, including 1,069 in sales, marketing and customer support, 1,144 in research and product development, 730 in manufacturing and services delivery, and 508 in general and administration. Of these, 1,936 were employed outside of North America. We have experienced no work stoppages and believe our relationship with our employees is good.

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

We face intense competition in the Americas, EMEA, and APAC for our UC&C solutions, which can place pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems, Inc. (“Cisco”). Our other global competitors include Acano Limited (recently acquired by Cisco), Avaya Inc., Blue Jeans Network, ClearOne Communications, Inc., Huawei Technologies Co. Ltd., Logitech International S.A./LifeSize, PexIP AS, Snom Technology AG, Vidyo, Inc., Yamaha Corporation/Revolabs, Inc., Yealink, Zoom Video Communications, Inc., ZTE Corporation and others.

Our competitive landscape continues to rapidly evolve as we move into new markets for collaboration such as mobile, browser-based, and cloud-delivered collaboration offerings. Competitors in these markets also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures. We also compete with other offerings such as Cisco’s Jabber and WebEx and Citrix Systems’ GoToMeeting with HD Faces. Many of these companies have substantial financial resources and production, marketing, engineering and other capabilities to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on sales and marketing, which would correspondingly have a negative impact on our revenues and operating margins.

Our principal competitive factors in the markets and categories in which we presently compete and may compete include the ability to:

•	provide and sell a broad range of UC&C solutions and services, including mobile and cloud-based solutions, and our ability to bring new products and solutions to market on a timely basis;
•	competitively price our products and solutions;
•	provide competitive product performance;
•

compete successfully in multiple markets with differing requirements, including, but not limited to, the enterprise, SMB, mobile video, social video, browser-based video, subscription-based video delivered from the cloud and service provider markets;

•	reduce production and service costs;
•	provide required functionality such as security, reliability, and scalability;
•	ensure investment protection through broad interoperability and backwards- and forwards-compatibility with other UC&C systems and solutions;
•	successfully integrate our products with, and operate our products on, existing customer platforms and consumer devices;
•	gain market presence and brand recognition;
•	extend credit to our partners;
•	conform to open standards;
•	successfully address disruptive technology shifts and new business models, such as cloud-based and software-based UC&C solutions and mobility and consumer solutions; and
•	successfully address the transition in the market from point product to solution selling.

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance. New product introductions by our current or future competitors, or our delay in bringing new products to market, could cause a significant decline in sales or loss of market acceptance of our products. We believe that ongoing competitive pressure may result in a reduction in the prices of our products and our competitors’ products. In addition, the introduction of additional lower priced competitive products or of new products or product platforms could render our existing products or technologies obsolete. We also believe we will face increasing competition from alternative UC&C solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain videoconferencing products is leading to the availability of alternative, lower cost UC&C products than ours that are targeted to consumers and small businesses, such as Skype, Google Talk/Hangouts, Apple FaceTime and others, which could drive down our sales prices and negatively impact our revenues.

Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition, which could adversely affect our business and future results of operations.

Strategic partnerships and acquisitions are being formed and announced by our competitors on a regular basis, which increases competition and often results in increased downward pressure on our product prices. For instance, since Cisco acquired Tandberg ASA, previously our largest independent competitor, we have had to compete with a larger combined company with significantly greater financial and sales and marketing resources, an extensive channel network and an expanded video communications solutions product line. In addition, Cisco recently acquired Acano Limited, a producer of collaboration infrastructure and conferencing software and one of our global competitors. Cisco often sells its video communications solutions product line in conjunction with its proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco may use its dominance in network equipment to foreclose competition in the UC&C solutions market. Cisco may also preclude our competitive products from being fully interoperable with Cisco endpoints, video infrastructure and/or network products. These consolidations and partnerships have resulted in increased competition and pricing pressure, as the newly-combined entities have greater financial resources, deeper mass market sales channels and greater pricing flexibility than we do. Acquisitions or partnerships made by one of our strategic partners could also limit the potential contribution of our strategic relationships to our business and restrict our ability to form strategic relationships with these companies in the future and, as a result, harm our business. Rumored or actual consolidation of our partners and competitors will likely cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

Global economic conditions have adversely affected our business in the past and could adversely affect our revenues and harm our business in the future.

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. Adverse changes in general global economic conditions can result in reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery and European and domestic debt and budget issues, continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. For example, we have seen weakening demand and longer sales cycles in the public sector, which includes federal, state and local governments, as well as healthcare and education, which we believe were due in large part to budget constraints, as well as political issues. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. Further, we have seen slower growth compared to prior years in Brazil, China, Russia, and other growth markets, which we believe is due in part to macro-economic factors. Global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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
•

changes to our channel partner programs, contracts and strategy that could: (i) result in a reduction in the number of channel partners; (ii) adversely impact our revenues and gross margins as we realign our discount and rebate programs for our channels; or (iii) cause more of our channel partners to add our competitors’ products to their portfolio;

•	the prices and performance of our products and those of our existing or potential new competitors;
•	the timing and size of the orders for our products, as well as the mix of products, which could impact gross margins depending on the various product margins in the mix;
•	the level and mix of inventory that we hold to meet future demand;
•	changes to our global organization and retention of or changes in key personnel;
•

changes in effective tax rates which are difficult to predict due to, among other things, the timing and geographical mix of our earnings, the outcome of current or future tax audits and potential new rules and regulations;

•	changes in the underlying factors and assumptions used in determining stock-based compensation;
•	fluctuations in the level of international sales and our exposure to foreign currency fluctuations on both revenues and expenses;
•	dependence on component suppliers and third party manufacturers, which includes outside development manufacturers, and the associated manufacturing costs;
•	the impact of changing costs of freight and components used in the manufacturing of our products and the potential negative impact on our gross margins;
•	the magnitude of any costs that we must incur in the event of a product recall or of costs associated with product warranty claims;

•	the impact of seasonality on our various product lines and geographic regions; and
•	adverse outcomes in intellectual property litigation and other matters and the costs associated with asserting and enforcing our intellectual property portfolio.

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

We have experienced delays in the introduction of certain new products and enhancements in the past. The delays in product release dates that we experienced in the past have been due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. Our product development groups are dispersed throughout the United States and other international locations such as China, India and Israel. As such, disruption due to geopolitical conflicts could create an increased risk of delays in new product introductions.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, disruption to the business and additional organizational changes or restructuring actions and charges could occur. Since 2013, we have had turnover in a number of senior executive positions, including our chief executive officer, chief financial officer, head of worldwide engineering, head of human resources and our heads of theater sales and channel sales. Most recently, we hired a new head of Americas Sales in the third quarter of 2015, and in the first quarter of 2016, we are transitioning the management responsibilities of our China operations to a new general manager. These transitions, along with any future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel.

We face risks related to our dependence on channel partners and strategic partners to sell our products.

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

We are focusing on our strategic partnerships and alliances with Microsoft and BroadSoft. Defining, managing and developing these partnerships is expensive and time-consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. For example, we recently announced with Microsoft a new series of video collaboration solutions built for Skype for Business that may not produce the desired results in the desired timeframe. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

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

Our expectations for both short and long-term future revenues are based almost exclusively on our own estimate of future demand and not on firm channel partner orders. Our expense levels are based largely on these estimates. In addition, a significant portion of our product orders are received in the last month of a quarter, typically the last few weeks of that quarter; thus, the unpredictability of the receipt of these orders could negatively impact our future results. Historically, we have experienced a high percentage of our bookings and resulting revenues in the third month of the quarter. For example, in the last four quarters, the percentage of our quarterly revenues that were recognized in the third month of the quarter ranged from approximately 49% to 55%. Accordingly, if for any reason orders and revenues do not meet our expectations in a particular period, we will be limited in our ability to reduce expenses quickly, and any significant shortfall in demand for our products in relation to our expectations could have an adverse impact on our operating results. Further, receiving a large number of product orders in the last few weeks of a quarter may cause our enterprise resource planning systems to experience delays that impede our ability to receive, process and ship orders in a timely manner, which may adversely impact our revenues and operating results in any particular quarter.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In 2015, international revenues represented 58% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

•

adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in EMEA, the reduced government spending and elongated sales cycles we have seen in China, and the impact of volatile oil prices on the economies of Russia and in the Middle East;

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

•

the impact of government-led initiatives to encourage the purchase of products from domestic vendors, as we have seen in China, which can affect the willingness of customers in those countries to purchase products from companies headquartered in the United States;

•	the impact of changes in our international operations, including changes in key personnel;
•	compliance with global anticorruption laws;
•	foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;
•	unexpected changes in regulatory requirements and tariffs;
•	longer payment cycles;
•

cash repatriation restrictions, which could have an adverse impact on us, including adverse tax consequences, in the event we need to access cash and cash equivalents and investments held outside the U.S. to fund acquisitions, share repurchases or our working capital needs;

•

changes in tax law or interpretations thereof that could lead to potentially adverse tax consequences, such as legislation on revenue and expense allocations and transfer pricing among the Company’s subsidiaries; and

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

To date, a substantial majority of our international sales have been denominated in U.S. dollars, however, we maintain local currency pricing in the European Union and the United Kingdom whereby we price and invoice our products and services in Euros and British Pounds. In addition, some of our competitors currently invoice in foreign currency, which could be a disadvantage to us in those markets where we do not. Our international operating expenses are primarily denominated in foreign currency with no offsetting revenues in those currencies except for the Euro and British Pound. As a result of these factors, we expect our business will be vulnerable to currency fluctuations, which could adversely impact our revenues and margins. We will continue to evaluate whether it is necessary to denominate sales in local currencies other than the Euro and the British Pound, depending on customer requirements.

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the

U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our cash flow hedging program, we increased operating income by $6.4 million in fiscal year 2015 and $2.3 million in both fiscal years 2014 and 2013. For further information on our hedging program, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

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

We subcontract the manufacture of most of our voice, video and network system products to Celestica, Askey, Foxconn, Pegatron and VTech, which are all third-party contract manufacturers. We use Celestica’s facilities in Thailand, Laos and China and Askey’s, Foxconn’s, Pegatron’s and VTech’s facilities in China. Should there be any disruption in the ability of these third party manufacturers to conduct business for any reason, our business and results of operations would be harmed. While we have begun to develop secondary manufacturing sources for certain products, Celestica’s facilities are currently the manufacturer for substantially all of our video products, and if Celestica experiences an interruption in operations, suffers from capacity constraints, or is otherwise unable to meet our current or future production requirements we would experience a delay or inability to ship our products, which would have an immediate negative impact on our revenues. Moreover, any incapacitation of any of our or our subcontractors’ current manufacturing sites or sites that we may plan to use in the future due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, we may not be able to meet demand for our products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm our reputation. In addition, operating in the international environment exposes us to certain inherent risks, including unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations and potentially adverse tax consequences, all of which could harm our business and results of operations.

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

An activist investor, Elliott Associates, L.P., and its affiliates, recently took an ownership position in our common stock and initiated communications with us regarding our future direction. Responding to actions by an activist stockholder, such as public proposals and requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests, can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees. Additionally, perceived uncertainties as to our future direction or changes to the composition of our board may be exploited by our competitors, cause concern to our current or potential customers and partners, and make it more difficult to attract and retain qualified personnel. Such uncertainties may adversely impact our business and future financial results. In addition, our stock price may experience periods of increased volatility as a result of stockholder activism.

Cyber attacks on our networks, actual or perceived security vulnerabilities in our products and services, and loss of critical data and proprietary information could have a material adverse impact on our business and results of operations.

In the current environment, there are numerous and evolving risks to cybersecurity and privacy, including criminal hackers, state-sponsored intrusions, industrial espionage, employee malfeasance, and human or technological error. Computer hackers and others routinely attempt to breach the security of technology products, services, and systems such as ours, and those of customers, partners, third-parties contractors and vendors, and some of those attempts may be successful. We are not immune to these types of intrusions.

Our products, services, network systems, and servers may store, process or transmit proprietary information and sensitive or confidential data, including valuable intellectual property and personal information, of ours and of our employees, customers, partners and other third parties. Our customers rely on our technologies for the secure transmission of such sensitive and confidential information in the conduct of their business. We are also subject to existing and proposed laws and regulations, as well as government policies and practices, related to cybersecurity, privacy and data protection worldwide.

Although we take cybersecurity seriously and devote significant resources and deploy protective network security tools and devices, data encryption and other security measures to prevent unwanted intrusions and to protect our systems, products and data, we have and will continue to experience cyber attacks of varying degrees in the conduct of our business. Cyber attackers tend to target the most popular products, services and technology companies, which can include our products, services or networks. As a result, our network is subject to unauthorized access, viruses, embedded malware and other malicious software programs.  In addition, outside parties may attempt to fraudulently induce employees or customers to disclose information in order to gain access to our employee, vendor or customer data. Unauthorized access our network, data or systems could result in disclosure, modification, misuse, loss, or destruction of company, employee, customer, or other third party data or systems, the theft of sensitive or confidential data including intellectual property and business and personal information, system disruptions, access to our financial reporting systems, operational interruptions, product or shipment disruptions or delays, and delays in or cessation of the services we offer.

Any such breaches or unauthorized access could ultimately result in significant legal and financial exposure, litigation, regulatory and enforcement action, and loss of valuable company intellectual property.  Affected parties or government authorities could initiate legal or regulatory actions against us in connection with any security breaches or improper disclosure of data, which could cause us to incur significant expense and liability or result in orders or consent decrees forcing us to modify our business practices.  Such breaches could also cause damage to our reputation, impact the market’s perception of us and of the products and services that we offer, and cause an overall loss of confidence in the security of our products and services, resulting in a potentially material adverse effect on our business, revenues and results of operations, as well as customer attrition.

In addition, the cost and operational consequences of investigating, remediating, eliminating and putting in place additional information technology tools and devices designed to prevent actual or perceived security breaches, as well as the costs to comply with any notification obligations resulting from such a breach, could be significant and impact margins. Further, due to the growing sophistication of the techniques used to obtain unauthorized access to or to sabotage networks and systems, which change frequently and often are not detected immediately by existing antivirus and other detection tools, we may be unable to anticipate these techniques or to implement adequate preventative measures. We can make no assurance that we will be able to detect, prevent, timely and adequately address or mitigate such cyber attacks or security breaches.

Other risks that may result from interruptions to our business due to cyber attacks are discussed in the risk factor entitled “Business interruptions could adversely affect our operations.”

Impairment of our goodwill or other assets would negatively affect our results of operations.

As of December 31, 2015, our goodwill was approximately $558.8 million and other purchased intangible assets were approximately $14.1 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

We have outstanding borrowings under our credit facility, and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of December 31, 2015, we had $234.5 million in term loan borrowings outstanding, net of unamortized debt issuance cost of $1.4 million, under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

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

We continue to look for ways to improve and streamline our enterprise resource planning system and other information technology and processes, and if we do not appropriately manage these changes our operating results may be negatively affected.

To manage our business effectively, we must continue to improve and streamline our technology and business processes, including financial, operating and administrative systems and controls. This will require significant management time, support and cost. Moreover, there are inherent risks associated with new systems that may affect our ability to manage our data. If we do not successfully implement, improve or maintain these systems, our operations may be disrupted and our operating results could be harmed. In addition, these systems or their functionality may not operate as we expect them to, and we may be required to expend significant resources to correct problems or find alternative means by which to perform these functions. This may affect our ability to forecast and effectively control our operating expenses. For example, as part of our effort to improve efficiencies throughout our worldwide organization, we completed implementation of a new enterprise resource planning system in October 2015. The implementation of a new enterprise resource planning system, especially in the initial period after the cutover, can result in a number of risks due to decreased productivity and operational efficiency. There can be no assurance that there will be no adverse impact to our ability to receive and process channel partner orders, order components and finished goods, plan and execute appropriate manufacturing plans, receive and ship finished goods and accurately and timely prepare, analyze and report the financial data we use in making operating decisions and which form the basis of the financial information we include in the periodic reports we file with the SEC. For example, in the fourth quarter of 2015, we experienced some billing delays due to the cutover, which caused our days-sales-outstanding (“DSO”) to be higher than normal.

Our failure to successfully implement restructuring plans could adversely impact our business.

We have in the past, and may in the future, take actions to streamline or further optimize our business, which may require us to consider restructuring, including workforce reduction or eliminating redundant facilities. The implementation of a restructuring plan may be disruptive to our business, and our business may not be more efficient or effective than prior to the implementation of the plan. Restructuring activities, including any related charges and the impact of headcount reductions, could have a material adverse effect on our business, operating results, and financial condition. If we identify redundant facilities, we would develop a plan to exit these as part of the integration of an acquired business or as part of the implementation of the restructuring plan. Any reserve would be net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of, or our recorded liability related to, subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows.

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

•	entering new businesses or product lines;
•	potentially incompatible cultural differences between the two companies;
•	geographic dispersion of operations;
•	interruption of manufacturing operations as we transition an acquired company’s manufacturing to our outsourced manufacturing model;
•	generating marketing demand for an expanded product line;
•	distraction of the existing and acquired sales force during the integration of the companies;
•	distraction of and potential conflict with the acquired company’s products and services in regards to our existing channel partners;
•	the difficulty in leveraging the combined technologies and capabilities across all product lines and customer bases; and
•	retaining the customers or employees of an acquired company.

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

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Unanticipated changes in our tax rates could affect our future results of operations. Our future effective tax rates, which are difficult to predict, could be unfavorably affected by changes in, or interpretation of, tax rules and regulations in the jurisdictions in which we do business and by unanticipated decreases in the amount of revenue or earnings in countries with low statutory tax rates.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, that our internal control over financial reporting was effective as of December 31, 2015, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Outside of the U.S., we occupy facilities in Argentina, Australia, Brazil, Belgium, Canada, China, Finland, France, Germany, Indonesia, India, Israel, Italy, Japan, Malaysia, Mexico, Netherlands, New Zealand, Poland, Russia, Saudi Arabia, Singapore, South Korea, Spain, Sweden, Taiwan, Thailand, Turkey, United Arab Emirates, United Kingdom, and Vietnam.

The following table presents the approximate square footage of our facilities as of December 31, 2015:

Location	Leased Square Footage (Approximate)[1]
Americas	513,744
EMEA	131,185
APAC	379,905
Total	1,024,834

1	Leased Square Footage includes only active facilities and excludes leased space that has been restructured.

Our facilities are leased pursuant to agreements that expire beginning in 2016 and extend out to 2023. See Note 12 of Notes to Consolidated Financial Statements. We believe that our current facilities are adequate to meet our needs for the foreseeable future and that suitable additional or alternative space will be available in the future on commercially reasonable terms as needed.

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

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, we issued materially false and misleading statements or failed to disclose information regarding our business, operational and compliance policies, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The lawsuit further alleged that our financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against Polycom and granted plaintiffs leave to amend. The lead plaintiff filed a second amended complaint on May 4, 2015. Polycom and the individual defendants moved to dismiss the second amended complaint on June 26, 2015. On January 8, 2016, the parties executed a settlement agreement. The proposed settlement is subject to, and contingent upon, the Court’s review and approval. The lead plaintiff moved for preliminary approval of the settlement. That motion is pending. If the settlement is approved, the settlement payment will be made by Polycom’s insurance carrier.

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

	2015		2014
	High	Low	High	Low
First Quarter	$14.22	$12.32	$13.84	$11.08
Second Quarter	13.78	11.09	14.06	11.90
Third Quarter	11.73	9.99	13.83	12.15
Fourth Quarter	14.09	10.23	13.95	10.33

On February 22, 2016, the last reported sale price of our common stock as reported on the NASDAQ Global Select Market was $9.73 per share. As of December 31, 2015, there were approximately 810 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividend on our capital stock and do not anticipate, at this time, paying any cash dividends on our capital stock in the near future. We currently intend to retain any future earnings for use in our business, future acquisitions or future purchases of our common stock.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in fiscal 2015.

Share Repurchases

The following table provides a month-to-month summary of the stock repurchase activity during the fourth quarter ended December 31, 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan (2)
10/1/15 to 10/31/15	4,871	$14.01	—	$60,100,000
11/1/15 to 11/30/15	22,772	$13.84	—	$60,100,000
12/1/15 to 12/31/15	108,285	$13.27	—	$60,100,000
Total	135,928	$13.39	—

(1)	135,928 shares were repurchased in October through December 2015 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In July 2014, our Board of Directors approved a share repurchase plan (the “2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. We expect to fund the share repurchases through cash on hand and future cash flow from operations. As of December 31, 2015, $60.1 million remained authorized under the 2014 repurchase plan. The repurchased shares of common stock have been retired and reclassified as authorized unissued shares.

Stock Performance Graph

The performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933, as amended, or the Exchange Act.

The stock price performance graph depicted below reflects a five-year comparison of the cumulative total shareholder return (change in stock price plus reinvestment dividends) on Polycom common stock with the cumulative total returns of the Nasdaq Composite Index and the Morgan Stanley High Technology Index. The performance graph covers the period from December 31, 2010 through the fiscal year ended December 31, 2015.

The graph assumes that $100 was invested on December 31, 2010, in the Company’s common stock or in each of indexes and that all dividends were reinvested. No cash dividends have been declared on Polycom common stock.

The stock price performance shown on the graph is not indicative of future price performance. Information used in the graph was obtained from a third party investment research firm, a source believed to be reliable, but the Company is not responsible for any errors or omissions in such information.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the Consolidated Statement of Operations Data for the year ended December 31, 2015, 2014 and 2013 and Consolidated Balance Sheet Data as of December 31, 2015 and 2014 from the audited Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.  The Consolidated Statement of Operations Data for the year ended December 31, 2012 and 2011 and Consolidated Balance Sheet Data as of December 31, 2013, 2012 and 2011 were derived from the audited Consolidated Financial Statements that are not included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
		(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues	$1,267,225	$1,345,154	$1,368,389	$1,392,628	$1,402,189
Gross profit	738,753	785,009	792,771	823,432	858,264
Operating income (loss)	87,774	46,453	(17,193)	6,366	132,826

Net income (loss) from continuing operations	69,975	42,059	(18,535)	(36,969)	124,930
Income from discontinued operations, net of taxes	—	—	—	9,888	9,906
Gain from sale of discontinued operations, net of taxes	—	—	459	35,425	—
Net income (loss)	$69,975	$42,059	$(18,076)	$8,344	$134,836

Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.52	$0.31	$(0.11)	$(0.21)	$0.71
Income per share from discontinued operations, net of taxes	—	—	—	0.06	0.06
Gain per share from sale of discontinued operations, net of taxes	—	—	—	0.20	—
Basic net income (loss) per share	$0.52	$0.31	$(0.11)	$0.05	$0.76
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.51	$0.30	$(0.11)	$(0.21)	$0.69
Income per share from discontinued operations, net of taxes	—	—	—	0.06	0.05
Gain per share from sale of discontinued operations, net of taxes	—	—	—	0.20	—
Diluted net income (loss) per share	$0.51	$0.30	$(0.11)	$0.05	$0.74

Note that as a result of the net loss from continuing operations for 2013 and 2012, all potentially issuable common shares have been excluded from the diluted shares used in the computation of net income (loss) per share for those periods as their effect was anti-dilutive.

	December 31,
	2015	2014	2013	2012	2011
			(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$619,335	$628,915	$527,313	$674,269	$534,667
Working capital	571,501	577,416	514,835	714,650	631,746
Total assets	1,782,247	1,829,267	1,746,544	1,912,436	1,843,301
Debt	234,516	240,233	245,952	—	—
Other long-term obligations	122,273	150,447	143,884	128,974	113,531
Total stockholders' equity	1,053,209	1,023,733	976,365	1,427,774	1,368,612

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

Overview

We are a global leader in helping organizations achieve new levels of teamwork, efficiency and productivity by unleashing the power of human collaboration. We offer open, standards-based unified communications and collaboration (“UC&C”) solutions for voice, video and content sharing and a comprehensive line of support and service solutions to ensure customer success. Our solutions are powered by the Polycom® RealPresence® Platform, a flexible and comprehensive infrastructure offering with broad application programming interfaces (“APIs”) that can be deployed via software and/or hardware, on-premises or in the cloud, or in hybrid implementations. The RealPresence Platform interoperates with a broad set of communication, business, mobile, cloud applications and devices to deliver secure face-to-face collaboration across different environments. With RealPresence collaboration solutions, from infrastructure to endpoints for all environments, people all over the world can connect and collaborate naturally without being in the same physical location. Individuals and teams can communicate and collaborate with high definition (“HD”)  voice, video and content experiences from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare, education and manufacturing applications and solutions for government agencies and judicial applications. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through improved collaboration, Polycom enables teams to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

We sell our solutions globally through a high-touch sales model that leverages our broad network of channel partners, including distributors, value-added resellers, direct market resellers (“DMR”), system integrators, leading communications services providers, and retailers. We manufacture our products through an outsourced model optimized for quality, reliability and fulfillment agility.

We believe important drivers for the adoption of collaboration solutions include:

•	ease of use and ease of deployment;
•	growth of video as a preferred method of communication;
•	increasing presence of video on desktop and laptop devices;
•	growth of video-capable mobile devices (including tablets and smartphones);
•	growth of Skype for Business in the corporate environment and the resulting impact on sales of Polycom’s Skype for Business-compatible voice and video devices;
•	expansion of business applications with integrated web-based video and content collaboration;
•	virtualization and the move to private, public, and hybrid clouds;
•	adoption of UC&C by SMBs;
•	growth of the number of teleworkers globally;
•	new pricing models and options for video delivery, including subscription-based software pricing and as-a-service offerings;
•	emergence of Bring Your Own Device (“BYOD”) programs in businesses of all sizes, across all regions;

•	demand for UC&C solutions for B2B and B2C communications and the move of consumer applications into the business space; and
•	continued commitment by organizations and individuals to reduce their carbon footprint and expenses by choosing voice, video and content collaboration over travel.

We believe we are uniquely positioned as the UC&C ecosystem partner of choice through our strategic partnerships, open support of standards, innovative technology, multiple delivery modes, and customer-centric go-to-market capabilities.

Total revenues for 2015 were $1.3 billion, a decrease of $77.9 million, or 6%, from 2014. Both product and service revenues declined on a year-over-year basis. The overall decrease in product revenues was primarily due to lower revenue from our UC group systems and, to a lesser extent, UC platform products, partially offset by increased UC personal devices revenue driven by an increase in desktop voice sales. With the exception of the fourth quarter of 2014 for UC group systems, both our UC group system and UC platform product revenues have declined year-over-year since the first quarter of 2012.  This is primarily due to lower group video product revenues, and, to a lesser extent, decreased sales of our UC group voice products and RealPresence Platform hardware and software products. We expect this trend to continue at least in the near term. Service revenues decreased slightly from 2014 as a result of a decrease in Halo related managed service revenues, and lower new maintenance service revenues due to the decrease in UC group systems and UC platform products revenues, offset by increase in service revenues related to maintenance renewals and platform implementation services. Halo related managed services resulted from the visual collaboration business we acquired in 2011. Revenue from these services has decreased as the managed services contracts expire and in some cases, customers elect to purchase other Polycom product solutions rather than renew their managed services contracts.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 49%, 26%, and 25%, respectively, of our revenues in 2015. Our Americas, EMEA, and APAC segment revenues decreased by 7%, 4%, and 6%, respectively, as compared to 2014. On a year-over-year basis, product revenues declined across all of our geographical segments in 2015 as compared to 2014. Service revenues declined in our Americas and EMEA segments and increased in our APAC segment in 2015 as compared to 2014. See Note 19 of Notes to Consolidated Financial Statements for further information on our segments, including a summary of our segment revenues and segment contribution margins. The discussion of results of operations at the consolidated level is also followed by a discussion of results of operations by segment for the year ended December 31, 2015.

Operating margins increased by approximately 4 percentage points in 2015 as compared to 2014. The increase in operating margins was primarily driven by decreased operating expenses resulting from lower headcount-related costs including compensation and commission costs, lower outside services, and lower restructuring costs. Overall, our decreases in operating expenses were a result of our continued focus on optimizing our cost structure and improving operating margins.

During 2015, we generated approximately $119.5 million in cash flow from operating activities. Operating cash inflows were offset by the impact of investing and financing activities, and foreign exchange rate changes, which are described in detail under “Liquidity and Capital Resources”, resulting in a $8.0 million net decrease in our total cash and cash equivalents at December 31, 2015 as compared to the prior year.

Results of Operations for the Three Years Ended December 31, 2015

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized in the following table:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2015	2014	2013	2015	2014
Americas	$617,211	$662,533	$694,522	(7)%	(5)%
% of total revenues	49%	49%	50%
EMEA	$336,894	$349,821	$338,035	(4)%	3%
% of total revenues	26%	26%	25%
APAC	$313,120	$332,800	$335,832	(6)%	(1)%
% of total revenues	25%	25%	25%
Total revenues	$1,267,225	$1,345,154	$1,368,389	(6)%	(2)%

Revenues decreased across all of our geographic segments in 2015 as compared to 2014 primarily driven by decreased revenues in several of our key markets, primarily in the United States, Australia, and Russia, partially offset by year-over-year growth in Germany, India, and the United Kingdom. On a year-over-year basis, our product revenues decreased across all of our segments, and service revenues decreased in our Americas and EMEA segments and increased in our APAC segment.

The overall decrease in revenues in 2015 from 2014 was primarily due to a decrease in product revenues of $67.0 million, or 7%, and to a lesser extent, service revenues which decreased by $11.0 million, or 3% as compared to 2014. The overall decrease in product revenues in 2015 was primarily due to lower revenue from our UC group systems and, to a lesser extent, UC platform products, partially offset by increased UC personal devices revenue driven by an increase in desktop voice sales. The decrease in service revenues was primarily driven by a decrease in Halo related managed service revenues, and lower new maintenance service revenues due to the decrease in UC group systems and UC platform products revenues, offset by an increase in service revenues related to maintenance renewals and platform implementation services. As a result of declines in product revenues, as well as a greater mix of UC personal devices revenues which have lower service attach rates as compared to our UC group systems and UC platform products, service revenues from new maintenance contracts have declined over the last two years and this trend is likely to continue.

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

The overall decrease in revenues in 2014 from 2013 was due to a decrease in product revenues of $30.4 million, or 3%, partially offset by an increase in service revenues of $7.1 million, or 2%, as compared to 2013. The overall decrease in product revenues in 2014 was primarily a result of lower sales of our UC group systems products, mainly driven by lower IP conference phone revenues as a result of Cisco no longer reselling a product they previously purchased from us, and, to a lesser extent, due to lower UC platform product revenues. The decrease was partially offset by increased sales of our UC personal devices product year-over-year. The increase in service revenues was primarily driven by increased maintenance service renewals year-over-year and increased maintenance service revenues on a larger installed base, largely offset by decreased revenues from managed services related to the visual collaboration business we acquired in 2011. As these managed services contracts expire, customers may elect to purchase other Polycom product solutions rather than renew their managed services contracts, as was the case for 2014.

In 2015, 2014, and 2013, one channel partner, ScanSource Communications, accounted for 20%, 17%, and 16%, respectively, of our total revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The following table presents revenues for groups of similar products and services:

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2015	2014	2013	2015	2014
UC group systems	$772,744	$868,311	$904,923	(11)%	(4)%
% of total revenues	61%	65%	66%
UC personal devices	267,249	236,781	219,103	13%	8%
% of total revenues	21%	17%	16%
UC platform	227,232	240,062	244,363	(5)%	(2)%
% of total revenues	18%	18%	18%
Total revenues	$1,267,225	$1,345,154	$1,368,389	(6)%	(2)%

UC group systems include all group video, group voice and immersive telepresence systems products and the related service elements. The decrease in UC group systems revenues in 2015 as compared to 2014 was primarily driven by decreased sales of our UC group video products and the related services and, to a lesser extent, decreased sales of immersive telepresence products and the related services across all three geographic segments. The decrease in UC group systems revenues in 2014 as compared to 2013 was primarily driven by decreased sales of our UC group voice products and the related services in our Americas segment and, to a lesser extent, decreased sales of our UC group video products and the related services in our APAC segment and decreased sales of immersive telepresence products and the related services across all our segments. The decreases were partially offset by increased revenues from our UC group video products and the related services in our Americas segment, and from UC group video and voice products and the related services in our EMEA segment.

UC personal devices include desktop voice products and desktop video devices. The increase in UC personal devices revenues in 2015 as compared to 2014 was primarily due to increased sales of our desktop voice products in our Americas and EMEA segments, partially offset by decreased sales in our APAC segment. The increase in UC personal devices revenues in 2014 from 2013 was primarily due to increased sales of our desktop voice products, partially offset by decreased sales of our desktop video products across all regions.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. On a year-over-year basis, UC platform products and related services decreased in 2015 as compared to 2014, primarily driven by decreased sales in our Americas and EMEA segments, partially offset by increased sales in our APAC segment. The decrease in UC platform revenues in 2014 from 2013 was primarily driven by decreased sales of our UC platform products and the related services in our Americas and EMEA segments, partially offset by increased revenues in our APAC segment.

Cost of Revenues and Gross Margins

	Year Ended December 31,			Decrease From Prior Year
$ in thousands	2015	2014	2013	2015	2014
Product cost of revenues	$390,618	$406,625	$422,429	(4)%	(4)%
% of product revenues	44%	42%	43%
Product gross margins	56%	58%	57%
Service cost of revenues	$137,854	$153,520	$153,189	(10)%	—
% of service revenues	37%	40%	41%
Service gross margins	63%	60%	59%
Total cost of revenues	$528,472	$560,145	$575,618	(6)%	(3)%
% of total revenues	42%	42%	42%
Total gross margins	58%	58%	58%

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization costs, freight expense, tooling depreciation, royalty payments, stock-based compensation costs, an allocation of overhead expenses, including facilities and IT costs, amortization of certain intangible assets, and warranty expense. Cost of product revenues and product gross margins included charges for stock-based compensation expense of $2.9 million, $2.5 million, and $2.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Our UC platform and UC group systems products typically have a higher gross margin than our UC personal products, and overall product gross margins will fluctuate depending upon the product mix in any given period or geography.

Overall, the decrease in product gross margins as a percentage of revenues in 2015 as compared to 2014 was primarily due to changes in product mix toward lower margin UC personal devices and, to a lesser extent, due to higher reserves for excess and obsolete inventories.

Overall, the increase in product gross margins as a percentage of revenues in 2014 from 2013 was primarily due to lower product cost of revenues driven by decreased amortization of purchased intangibles, largely offset by a favorable product mix shift toward higher margin products.

Inventory turns were 6.1 turns, 5.9 turns, and 5.8 turns at December 31, 2015, 2014, and 2013, respectively. Inventory turns in the future may fluctuate depending on our ability to reduce lead times, as well as changes in product mix and a mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including outside services, an allocation of overhead expenses, including facilities and IT costs, managed network expenses, and stock-based compensation costs. Cost of service revenues and service gross margins included charges for stock-based compensation expense of $4.7 million, $4.3 million, and $5.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The increase in service gross margins in 2015 as compared to 2014 was primarily due to decreased cost of services primarily driven by decreased spending on managed network expenses, outside services, and lower compensation costs.

The increase in service gross margins in 2014 from 2013 was primarily due to increased service revenues driven by increased maintenance service renewals while cost of service revenues remained relatively flat year-over-year.

Total Cost of Revenues and Total Gross Margins

Total gross margins remained relatively flat in 2015, as compared to 2014, primarily due to an increase in service gross margins, offset by decreased product gross margins. Total gross margins remained relatively flat in 2014, as compared to 2013, as the increases in both service and product gross margins were minimal as discussed above.

We expect gross margins to decrease in the near term. Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts as a result of the economy or in response to the strengthening of the U.S. dollar in our international markets, and related production level variances; the impact of foreign currency rate fluctuations; competition; the extent to which new services sales accompany our product sales as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and make investments to expand our professional services offerings; fluctuations in freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; changes in prices on commodity components; warranty and recall costs; and the timing of sales.

Sales and Marketing Expenses

	Year Ended December 31,			Decrease From Prior Year
$ in thousands	2015	2014	2013	2015	2014
Sales and marketing	$349,732	$388,761	$435,047	(10)%	(11)%
% of total revenues	28%	29%	32%

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, an allocation of overhead expenses, including facilities and IT costs, outside services, advertising and promotional expenses, product marketing expenses, and stock-based compensation costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation expense of $13.2 million, $14.9 million, and $26.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The decrease in sales and marketing expenses in 2015 as compared to 2014 was primarily due to lower headcount-related costs, including compensation and commission expenses, lower headcount-based allocations, and decreased spending on outside services as well as lower facilities and IT costs. Sales and marketing headcount decreased by 5% from December 31, 2014 to December 31, 2015. The overall decreases in sales and marketing expenses are in line with our plans to improve operating performance.

The decrease in sales and marketing expenses in 2014 from 2013 was primarily due to decreased headcount-related costs, including compensation and commission expenses, stock-based compensation expense, and lower headcount-based allocations, as well as lower depreciation and expensed materials, decreased spending on marketing programs and decreased travel and entertainment expenses. Sales and marketing headcount decreased by 5% from December 31, 2013 to December 31, 2014 as part of our plans to improve operating performance.

We expect our sales and marketing expenses to decrease in the near term. Expenses will fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter and the timing of stock-based compensation expense. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products.

Research and Development Expenses

	Year Ended December 31,			Decrease From Prior Year
$ in thousands	2015	2014	2013	2015	2014
Research and development	$191,456	$196,495	$216,032	(3)%	(9)%
% of total revenues	15%	15%	16%

Research and development costs are expensed as incurred and consist primarily of compensation costs, an allocation of overhead expenses, including facilities and IT costs, depreciation, outside services, stock-based compensation, and expensed materials. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation expense of $9.3 million, $10.3 million, and $15.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Research and development expense decreased in absolute dollars but remained relatively flat as a percentage of revenue in 2015 as compared to 2014, primarily due to lower headcount-related costs, largely compensation and related benefits, partially offset by higher program expenses. Headcount-related costs decreased despite research and development headcount increasing slightly by 2% from December 31, 2014 to December 31, 2015 due to a shift of research and development to lower cost locations. The overall decreases in research and development expenses are in line with our plans to improve operating performance, while investing in accretive areas and development of new products.

The decrease in research and development expenses in 2014 from 2013 was primarily due to decreased headcount-related costs, including compensation expense and stock-based compensation cost and lower outside services costs, as well as the capitalization of certain internal costs related to internally developed software products to be sold. Research and development headcount decreased by 9% from December 31, 2013 to December 31, 2014 as part of our plans to improve operating performance. Starting in the third quarter of 2013, we have capitalized certain development costs for internally developed software products to be marketed or sold to customers, including direct labor and related overhead costs, as well as stock-based compensation costs. There were no such costs capitalized prior to 2013 as the software development costs qualifying for capitalization were not significant. The amount of capitalized software development costs will fluctuate depending upon the nature and timing of software development activities in any given period. See Notes 2 and 5 of Notes to Consolidated Financial Statements for further information on software development costs.

We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We are also investing in research and development projects designed to further our key strategic initiatives with our strategic partners and service provider customers. Research and development expenses as a percentage of revenues are highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved, the timing of stock-based compensation expense and the number of development activities in any given quarter. We expect our research and development costs to decrease in the near term.

General and Administrative Expenses

	Year Ended December 31,			(Decrease) Increase From Prior Year
$ in thousands	2015	2014	2013	2015	2014
General and administrative	$88,625	$99,886	$96,602	(11)%	3%
% of total revenues	7%	7%	7%

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, allocation of overhead expenses, including facilities and IT costs, litigation costs, and professional service fees. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation expense of $15.0 million, $16.0 million, and $13.5 million for the years ended December 31, 2015, 2014, and 2013, respectively.

General and administrative expense decreased in absolute dollars but remained relatively flat as a percentage of revenue in 2015 as compared to 2014, primarily due to lower headcount-related costs, including compensation and related benefits, stock-based compensation expense, lower legal costs, and decreased facilities and IT costs. General and administrative headcount decreased by 5% from December 31, 2014 to December 31, 2015. The overall decreases in general and administrative expenses are in line with our plans to improve operating performance.

General and administrative expenses increased slightly in absolute dollars but remained relatively flat as a percentage of revenues in 2014 from 2013, primarily due to increases in stock-based compensation expense, bad debt expense, insurance costs, and outside services costs. General and administrative headcount decreased by 5% from December 31, 2013 to December 31, 2014 as part of our plans to improve operating performance.

Significant future charges due to costs associated with litigation or uncollectible receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to decrease in absolute dollars in the near term but they could fluctuate depending on the level and timing of stock-based compensation expense and expenditures associated with litigation described in Note 12 of Notes to Consolidated Financial Statements.

Amortization of Purchased Intangibles

In 2015, 2014, and 2013, we recorded approximately $9.5 million, $9.8 million, and $10.4 million, respectively, in operating expenses for amortization of purchased intangibles acquired in our acquisitions. In addition, we recorded $1.0 million, $3.0 million, and $9.4 million, respectively, in cost of product revenues related to certain technology intangibles.

The year-over-year decrease in amortization expenses in both 2015 and 2014 was primarily due to certain intangible assets acquired in prior years being fully amortized. We expect amortization expenses will continue to decline in the near term provided no purchases of new intangible assets, as certain existing intangible assets will be fully amortized in 2016.

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

Restructuring Costs

In 2015, 2014, and 2013, we recorded $11.1 million, $40.3 million, and $48.5 million, respectively, related to restructuring actions which resulted from the consolidation of certain facilities and the elimination or relocation of various positions as part of restructuring plans approved by management. These actions are generally intended to streamline and focus our efforts and more properly align cost structure with projected future revenue streams. See Note 7 of Notes to Consolidated Financial Statements for further information on restructuring costs.

In 2015, we initiated the reduction or elimination of certain leased facilities and the elimination of approximately 11% of our global workforce which is expected to be substantially complete by the third quarter of 2016. These actions were designed to improve our profitability by strategically investing in more accretive areas of the business and further leveraging our outsource partners, pursuant to the announcement in December 2015. As a result, in the fourth quarter of 2015, we recorded approximately $9.4 million of charges for severance and other one-time employee benefits for the individuals impacted.  The restructuring charges in 2015 also include approximately $4.6 million for severance payments for certain employees and approximately $4.3 million for facilities-related charges as part of discrete follow-on actions to previous restructuring actions (net of $1.6 million of deferred rent), and adjustments of approximately $8.0 million related to a change in assumptions used in our facilities-related restructuring reserves estimate.

In 2014, we completed the consolidation and elimination of certain facilities and the elimination of 6% of our global workforce. Pursuant to the announcement in January 2014, management completed certain actions designed to better align expenses to our revenue and gross margin profile and position us for improved operating performance. As a result, we recorded approximately $28.6 million (net of $2.3 million of deferred rent) in restructuring charges related to idle facilities upon vacating these facilities and $11.8 million of charges for severance and other one-time employee benefits for the individuals impacted.

In 2013, we completed the consolidation and elimination of certain facilities globally and the elimination of 4% of our global workforce. These actions were approved by management in August 2013. As a result, we recorded approximately $35.4 million (net of $2.8 million of deferred rent) in restructuring charges related to idle facilities upon vacating these facilities and $10.2 million of charges for severance and other one-time employee benefits for the individuals impacted. In addition, we recorded $2.9 million of other charges associated with changes to our product roadmap as we focused on products and solutions with greater revenue and margin potential.

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

Litigation Reserves and Payments

In 2015, we did not incur any charges related to litigation reserves and payments for new or on-going litigation matters. In 2014, we recorded $3.1 million in litigation reserves and payments related to on-going litigation matters which had not yet been settled. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. These matters are subject to inherent uncertainties and management’s view of these matters may change in the future and could result in charges that would have a material adverse impact on our financial positions, our results of operations, or cash flow.  There were no such expenses in 2013. See Note 12 of Notes to Consolidated Financial Statements for further information.

Transaction-related Costs

From time to time, we engage in corporate development and merger and acquisition activities as a normal course of business.  We expense all acquisition and other transaction related costs as incurred. These costs generally include fees for outside legal and accounting services and other integration services.

In 2015, 2014 and 2013, we recorded $0.6 million, $0.2 million and $3.4 million of transaction-related costs, respectively. We have spent, and may in the future, spend significant resources identifying and acquiring businesses.

Interest and Other Income (Expense), Net

	Year Ended December 31,
$ in thousands	2015	2014	2013
Interest expense	$(6,131)	$(5,893)	$(3,217)
Other income (expense), net	4,276	2,455	(1,794)
Interest and other income (expense), net	$(1,855)	$(3,438)	$(5,011)

Interest expense consists primarily of interest on our borrowings under the Credit Agreement entered into in September 2013 and imputed interest related to certain long term obligations. Other income (expense), net consists primarily of non-income based taxes and fees, interest earned on our cash, cash equivalents and investments less bank charges resulting from the use of our bank accounts, foreign exchange related gains and losses, and realized gains and losses on investments.

We expect interest expense to gradually increase in the near term. Interest expense will fluctuate due to changes in interest rates and outstanding debt balances or other long-term obligations for which we record imputed interest.

The increase in net other income in 2015 as compared to 2014 was primarily due to foreign exchange related gains, higher interest income and VAT refunds, partially offset by higher non-income based taxes and fees, and higher interest expense. The increase in net other income in 2014 as compared to 2013 was primarily due to a one-time business tax refund and rebates of non-income based business tax, partially offset by lower interest income.

Other income (expense), net will fluctuate due to changes in interest rates and returns on our cash and cash equivalents and investments, any future impairment of investments, foreign currency rate fluctuations on un-hedged exposures, fluctuations in costs associated with our hedging program and timing of non-income based taxes and license fees. The balance of cash and cash equivalents and investments could decrease depending upon the amount of cash used in our stock repurchase activity, any future acquisitions, and other factors, which would also impact our interest income.

Provision for Income Taxes from Continuing Operations

	Year Ended December 31,
$ in thousands	2015	2014	2013
Income tax expense (benefit) from continuing operations	$15,944	$956	$(3,669)
Effective tax rate	18.6%	2.2%	16.5%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and our effective tax rate reflects the applicable tax rates in effect in the various tax jurisdictions around the world where our income is earned. Our effective tax rates differ from the U.S. Federal statutory rate of 35%, primarily due to the tax impact of foreign profits in lower tax jurisdictions, state taxes, R&D tax credits, domestic manufacturing deductions, non-deductible stock based compensation, changes in reserves for uncertain tax positions, and intercompany sales of intellectual property. A significant portion of our pretax income is earned and taxed outside the U.S. The impacts on tax provision due to lower statutory tax rates in foreign jurisdictions were benefits of approximately $17.7 million and $14.0 million in 2015 and 2014, respectively, and expense of approximately $7.1 million in 2013. The foreign effective tax rates for 2015, 2014 and 2013 were 15.5%, 15.2% and (202.9)%, respectively. In addition, our effective income tax rate can be impacted each year by discrete factors or events. Our effective tax rates for 2015, 2014 and 2013 were not significantly impacted by discrete items.  For further discussion of our income tax provision, see Note 17 of the Notes to Consolidated Financial Statements.

As of December 31, 2015, we had approximately $6.3 million in tax effected net operating loss carryforwards, $0.3 million in tax effected capital loss carryforwards and $25.5 million in tax effected credit carryforwards. The net operating loss carryforwards and credits include $1.4 million and $0.1 million, respectively, related to acquisitions and, as a result, are limited in the amount that can be recognized in any one year. The capital and net operating loss carryforward assets begin to expire in 2019 and tax credit carryforwards begin to expire in 2016. Included in the net deferred tax asset balance is an $11.4 million valuation allowance, $3.0 million of which relates to research credits in a jurisdiction with a history of credits in excess of taxable profits, and $8.4 million of which includes net operating losses of $4.4 million and other deferred tax assets of $4.0 million for a foreign subsidiary that has a history of losses.

We provide for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2015, the cumulative amount of earnings upon which U.S. income tax has not been provided was approximately $403.8 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

In 2015, 2014 and 2013, we recorded reserve reductions of $1.9 million, $0.9 million, and $2.4 million, respectively, all of which were due to the expiration of statutes of limitation in both the U.S. and foreign jurisdictions.

As of December 31, 2015, we had $20.1 million of unrecognized tax benefits compared to $21.6 million at December 31, 2014. By the end of 2016, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations. We anticipate that the reduction would approximate $1.3 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

We recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2015 and December 31, 2014, we had $1.9 million and $1.6 million, respectively of accrued interest and penalties related to uncertain tax positions.

On July 27, 2015, the United States Tax Court (the "Court") issued a taxpayer-favorable opinion with respect to Altera Corporation ("Altera")’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. The Tax Court opinion will not be complete until the tax computation is finalized and entered into the Tax Court record. The Tax Court granted the IRS an additional extension of time to submit their tax computation by November 12, 2015. Upon the finalization of the tax computation, the Tax Court opinion became final, and the IRS has a 90 day period to appeal. If the IRS appeals, it could take two to three years for the litigation to be resolved. We are currently unable to predict if the IRS will appeal the opinion and the outcome of any such appeal.  As such, no adjustment to the consolidated financial statement is recorded at this time. We are monitoring this case for any material impact to our consolidated financial statement and its potential favorable implications to our cost-sharing arrangement.

Our future effective income tax rate depends on various factors, such as changes in tax legislation, accounting principles, or interpretations thereof, the geographic composition of our pre-tax income, non-tax deductible expenses incurred in connection with acquisitions, amounts of tax-exempt interest income and research and development credits as a percentage of aggregate pre-tax income, final resolution of the tax impact from the exercise of incentive stock options and the issuance of shares under the employee stock purchase plan, and the effectiveness of our tax planning strategies. For example, the federal research credit lapsed in 2014 and 2015, but was reinstated as part of the "Tax Increase Prevention Act of 2014" and then made permanent as part of the “Protecting Americans from Tax Hikes Act of 2015”. We believe that our future effective tax rate may be more volatile as a result of these factors.

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

Discontinued Operations

On December 4, 2012, we completed the disposition of the net assets of our EWS business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. In 2013, we recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of a net working capital adjustment in accordance with the purchase agreement. There was no such realized gain or loss on sale of discontinued operations in 2014 and 2015. Additional cash consideration of up to $25.0 million is payable over the next two years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for fiscal 2015 and 2016. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable.

Segment Information

Our business is conducted globally and managed geographically in three segments: (1) Americas, which consists of North America and Caribbean and Latin America (“CALA”) reporting units; (2) Europe, Middle East and Africa (“EMEA”); and (3) Asia Pacific (“APAC”). The segments are determined in accordance with how management views and evaluates its business and allocates its resources, and based on the criteria as outlined in the authoritative guidance.

A description of our products and services, as well as annual financial data, for each segment can be found in the Business section of this Form 10-K and Note 19 of Notes to Consolidated Financial Statements. Future changes to our organizational structure or business may result in changes to the reportable segments disclosed.

The following is a summary of the financial information for each of our segments for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
2015:
Revenues	$617,211	$336,894	$313,120	$1,267,225
% of total revenues	49%	26%	25%	100%
Contribution margin	236,482	141,744	147,512	525,738
% of segment revenues	38%	42%	47%	41%

2014:
Revenues	$662,533	$349,821	$332,800	$1,345,154
% of total revenues	49%	26%	25%	100%
Contribution margin	270,265	150,426	140,365	561,056
% of segment revenues	41%	43%	42%	42%

2013:
Revenue	$694,522	$338,035	$335,832	$1,368,389
% of total revenue	50%	25%	25%	100%
Contribution margin	270,786	142,686	136,462	549,934
% of segment revenue	39%	42%	41%	40%

Americas

	Year Ended December 31,			Decrease From Prior Year
$ in thousands	2015	2014	2013	2015	2014
Revenues	$617,211	$662,533	$694,522	(7)%	(5)%
Contribution margin	$236,482	$270,265	$270,786	(12)%	—
Contribution margin (as a % of Americas revenues)	38%	41%	39%

The decrease in our Americas segment revenues in 2015 from 2014 was primarily due to decreased revenues in the United States, Brazil and the rest of CALA, partially offset by increased revenues in Canada. On a year-over-year basis, the overall decrease in Americas segment revenues was primarily driven by decreased revenues from UC group systems and the related services as a result of decreased sales of UC group video and UC group voice and to a lesser extent, decreased revenues from UC platform products and the related services, partially offset by increased revenues from UC personal devices products, primarily due to increased desktop voice sales as a result of continued adoption of VoIP and increased demand for our Skype for Business-compatible solutions.

The decrease in our Americas segment revenues in 2014 from 2013 was primarily due to decreased revenues in the United States, Brazil and Canada, partially offset by increased revenues in Mexico. On a year-over-year basis, the overall decrease in Americas segment revenues were primarily driven by decreased revenues from UC group systems as a result of decreased sales in IP conference phones previously purchased and resold by Cisco and, to a lesser extent, decreased revenues from UC platform products and the related services, partially offset by increased revenues from UC personal devices products and the related services, primarily due to increased desktop voice sales as a result of increased demand for our Skype for Business interoperable solutions and the continued adoption of VoIP, partially offset by decreased desktop video revenue.

In 2015, three channel partners in our Americas segment accounted for 38%, 13%, and 12% of our Americas revenues. In 2014, two channel partners in our Americas segment accounted for 34% and 10% of our Americas revenues. In 2013, one channel partner in our Americas segment accounted for 32% of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of Americas segment revenues in 2015 over 2014 was primarily due to lower gross margins, as well as increased direct sales and marketing expenses as a percentage of revenues. The year-over-year decrease in gross margins was primarily driven by lower product gross margins due to lower product revenues, as well as a mix shift toward lower margin UC personal devices and higher product discounting.

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

EMEA

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2015	2014	2013	2015	2014
Revenues	$336,894	$349,821	$338,035	(4)%	3%
Contribution margin	$141,744	$150,426	$142,686	(6)%	5%
Contribution margin (as a % of EMEA revenues)	42%	43%	42%

The decrease in our EMEA segment revenues in 2015 over 2014 was primarily due to decreased revenues in Russia, Austria, Switzerland, and Nordic countries, partially offset by increased revenues in Germany and the United Kingdom. The overall decrease in the EMEA segment revenues was primarily driven by decreased sales of UC group systems products and the related services as a result of decreased sales of UC group video and immersive telepresence products and, to a lesser extent, due to decreased sales of UC platform products and the related services, partially offset by the increased revenues from UC personal devices products and the related services primarily due to increased desktop voice sales.

The increase in our EMEA segment revenues in 2014 over 2013 was primarily due to increased revenues from the United Kingdom, France, Turkey, Benelux, and Switzerland, as a result of the slowly improving economic environment in these countries, partially offset by decreased revenues in Russia and Nordic countries. On a year-over-year basis, the increase in the EMEA segment revenues was primarily due to increased sales of UC group systems and UC personal devices and the related services. The increase in UC group systems revenues was primarily due to increased revenues from group voice sales and, to a lesser extent, increased revenues from UC group video products and the related services, partially offset by decreased revenues from immersive telepresence products and the related services. The increase in UC personal devices revenues was primarily driven by increased revenues from desktop voice sales as a result of increased demand for our Skype for Business interoperable solutions and the continued adoption of VoIP, partially offset by decreased revenues from desktop video products and the related services. Sales from UC platform products and the related services in the EMEA segment decreased slightly year-over-year.

In 2015, 2014 and 2013, one channel partner in our EMEA segment accounted for 12%, 14%, and 12% of our EMEA revenues, respectively. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of EMEA segment revenues in 2015 over 2014 was primarily due to lower gross margin, offset in part by decreased direct sales and marketing expenses in absolute dollars and as a percentage of revenues. The decrease in gross margin was primarily driven by lower product gross margin resulting from a product mix shift away from higher margin UC platform products toward lower margin UC personal devices products and the unfavorable impact of foreign currency exchange rates. The decrease in sales and marketing expenses was primarily due to lower headcount-related costs as a result of decrease in headcount and the impact of foreign currency exchange rates reducing the overall sales and marketing expenses.

The increase in contribution margin as a percentage of EMEA segment revenues in 2014 over 2013 was primarily due to decreased sales and marketing expenses as a percentage of revenues, partially offset by lower gross margin. The decrease in sales and marketing expenses was primarily due to lower facility and headcount-related costs as a result of our restructuring actions. The decrease in gross margin was primarily due to lower service gross margin driven by increase in lower margin installation services and lower product margin as a result of a product mix shift away from higher margin UC platform products.

APAC

	Year Ended December 31,			Increase (Decrease) From Prior Year
$ in thousands	2015	2014	2013	2015	2014
Revenues	$313,120	$332,800	$335,832	(6)%	(1)%
Contribution margin	$147,512	$140,365	$136,462	5%	3%
Contribution margin (as a % of APAC revenues)	47%	42%	41%

The decrease in our APAC segment revenues in 2015 from 2014 was primarily due to decreased revenues in Australia and Japan, offset by increased revenues in India. The decrease in APAC segment revenues was primarily driven by decreased revenues from UC group systems products and the related services and UC personal devices declined, partially offset by increased revenues from UC platform products and the related services.

The decrease in our APAC segment revenues in 2014 from 2013 was primarily due to decreased revenues from Japan and China, partially offset by increased revenues in India and Australia. On a year-over-year basis, the decrease in APAC segment revenues was primarily driven by decreased revenues from UC group systems, partially offset by increased revenues from UC personal devices and UC platform products and the related services. The decrease in UC group systems revenues in APAC was primarily driven by decreased revenues from UC group video and immersive telepresence products and the related services, partially offset by increased UC group voice revenues.

In 2015, three channel partners in our APAC segment accounted for 17%, 12%, and 10% of our APAC revenues. In 2014, two channel partners in our APAC segment, each of them accounted for 15% of our APAC revenues. In 2013, two channel partners in our APAC segment accounted for 16% and 12% of our APAC revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increase in contribution margin as a percentage of APAC segment revenues in 2015 over 2014 was primarily due to higher gross margin, as well as decreased direct sales and marketing expenses both in absolute dollars and as a percentage of revenues. The increase in gross margin was primarily driven by increased service gross margin due to decreased cost of services as a result of lower managed network expenses and headcount-related costs. The decrease in direct sales and marketing expenses was driven by lower headcount-related costs, including lower compensation and commission expenses, as well as decreased spending on marketing programs.

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

Due to typical seasonality in our business and macroeconomic factors, we expect our revenue from our APAC segment to decrease in the first quarter of 2016 as compared to the fourth quarter of 2015. In addition, in the first quarter of 2016, we are transitioning the management responsibilities of our China operations to a new general manager, and there are risks associated with this transition, including disruption to the business, delays in orders and the potentially significant loss of future revenue, distribution partners, customers, and service providers in China.

Selected Quarterly Financial Data

The following table provides our unaudited selected quarterly financial data for our last eight quarters.  The financial information should be read in conjunction with the consolidated financial statements and related notes included in this Annual Report on Form 10-K. We have prepared the unaudited quarterly financial information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

	2015				2014
	Fourth Quarter[1]	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(In millions, except per share amounts)
	(Unaudited)
Revenue	$316,840	$303,110	$316,575	$330,700	$348,925	$335,686	$332,019	$328,524
Gross profit	$181,118	$178,890	$185,925	$192,820	$201,132	$196,670	$195,222	$191,985
Operating income (loss)	$13,941	$19,899	$24,918	$29,016	$22,246	$19,013	$12,108	$(6,914)
Net income (loss)	$15,557	$13,573	$19,647	$21,198	$20,482	$17,011	$8,557	$(3,991)

Basic net income (loss) per share	$0.12	$0.10	$0.15	$0.16	$0.15	$0.12	$0.06	$(0.03)

Diluted net income (loss) per share	$0.11	$0.10	$0.14	$0.15	$0.15	$0.12	$0.06	$(0.03)

1

On January 26, 2016, we issued a press release announcing our results for the fourth quarter of fiscal 2015.  In the press release, we reported operating income of $12.2 million, net income of $14.5 million and basic net income per share of $0.11.  Subsequent to the issuance of the press release, we recorded an adjustment of approximately $1.7 million related to a change in assumptions used in our facilities-related restructuring reserves estimate which resulted in operating income of $13.9 million, net income of $15.6 million and basic net income per share of $0.12 for the fourth quarter of fiscal 2015.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

Our principal sources of liquidity include cash and cash equivalents, investments, and cash provided by operating activities.  Substantially all of our investments are comprised of corporate debt securities, U.S. government securities and agency securities and non-U.S. government securities, which include state, municipal and foreign government securities. See Note 9 of the Notes to Consolidated Financial Statements for further information on our investments.

The following table presents our cash and cash equivalents, short-term investments, and long-term investments held by the United States and by foreign subsidiaries outside of the United States (in thousands):

	December 31, 2015
	United States	Foreign	Total
Assets
Cash and cash equivalents	$106,220	$328,873	$435,093
Short-term investments	92,192	92,050	184,242
Long-term investments	33,873	12,611	46,484
Total cash, cash equivalents and investments	$232,285	$433,534	$665,819

As of December 31, 2015, our cash and cash equivalents and investments held by the United States totaled $232.3 million and the remaining $433.5 million was held by various foreign subsidiaries outside of the United States. If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Our current intent is to permanently reinvest all earnings of our foreign operations as we have appropriate operational needs for this cash in our international business. Further, our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

Cash Flows

The following table summarizes the consolidated cash flow information (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$119,549	$205,426	$168,442
Net cash used in investing activities	(40,736)	(110,962)	(7,897)
Net cash used in financing activities	(85,228)	(43,961)	(244,989)
Effect of exchange rate changes on cash and cash equivalents	(1,624)	—	—
Net (decrease) increase in cash and cash equivalents	$(8,039)	$50,503	$(84,444)

Operating Activities

The decrease in net cash provided by operating activities in 2015 as compared to 2014 was primarily due to higher cash outflows as a result of decreases in accounts payable and accrued liabilities driven by the timing of payments and lower restructuring liabilities as well as an increase in trade receivables driven by the timing of receipts. These cash outflows were partially offset by the year-over-year increase in net income as adjusted for non-cash items and lower cash outflows related to prepaid expenses and deferred taxes. The increase in cash provided by operating activities in 2014 from 2013 was due primarily to higher net income, as adjusted for non-cash items and increased working capital due to increases in accounts payable and taxes payable, as well as a decrease in inventory, partially offset by a smaller year-over-year increase in other accrued liabilities.

Our days-sales-outstanding (“DSO”) metric ranged from 46 days and 54 days during 2015 compared to a range of 44 days to 51 days in 2014, respectively. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could also be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns range from 5.0 to 6.1 turns in 2015 as compared to a range of 5.2 turns to 5.9 turns in 2014.We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and the mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

Investing Activities

The decrease in net cash used in investing activities in 2015 as compared to 2014 was primarily due to lower purchases of investments, net of sales and maturities. The increase in net cash used in investing activities in 2014 from 2013 was primarily due to higher purchases of investments, net of sales and maturities.

In 2015, 2014, and 2013, net cash used in investing activities includes purchases of property and equipment of $52.7 million, $54.9 million, and $55.2 million, respectively.

Financing Activities

The increase in net cash used in financing activities in 2015 from 2014 was primarily due to $90.0 million of shares repurchased under the current share repurchase program as compared to $50.0 million in 2014. The decrease in net cash used in financing activities in 2014 from 2013 was primarily due to $50.0 million of shares repurchased in 2014 as compared to $505.9 million in 2013.

Debt

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. We entered into the Credit Agreement in conjunction with and for the purposes of funding any purchase of our common stock, up to $250.0 million in value, pursuant to the share repurchase authorization announced in September 2013. As of December 31, 2015, a total of $234.5 million Term Loan was outstanding, net of unamortized debt issuance cost of $1.4 million, and we were in compliance with all debt covenants. See Note 8 of the Notes to Consolidated Financial Statements for further details.

We also have outstanding letters of credit totaling approximately $1.5 million, which are in place to satisfy certain of our facility lease requirements, as well as other legal, tax, and insurance obligations.

Foreign Currency

We enter into foreign currency forward contracts, which typically mature in one month, to hedge our exposure to foreign currency fluctuations of foreign currency-denominated receivables, payables, and cash balances. We record the fair value of our foreign currency forward contracts on the consolidated balance sheet at each reporting period and record any fair value adjustments in the consolidated statement of operations. Gains and losses associated with currency rate changes on contracts are recorded in “Interest and other income (expense), net” in the consolidated statement of operations, offsetting remeasurement gains and losses on the related assets and liabilities. Additionally, our hedging costs can vary depending on the size of our hedging program, on whether we are purchasing or selling foreign currency relative to the U.S. dollar and on interest rates spreads between the U.S. and other foreign markets.

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues, and operating expenses denominated in the Euro and British Pound, as well as operating expenses denominated in the Chinese Yuan and Israeli Shekel. At each reporting period, we record the fair value of our unrealized forward contracts on the consolidated balance sheet with related unrealized gains and losses as a component of “Accumulated other comprehensive (loss) income”, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenues or operating expenses depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded in “Interest and other income (expense), net”.

Share Repurchases

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market or through privately negotiated transactions. In July 2014, our Board of Directors approved a share repurchase plan (“the 2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. During 2015, we purchased 7.0 million shares of common stock in the open market for $90.0 million under the 2014 repurchase plan. As of December 31, 2015, $60.1 million remained authorized under the 2014 repurchase plan. See Note 14 of the Notes to Consolidated Financial Statements for further details.

Contractual Obligations and Other Commitments

At December 31, 2015, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $173.9 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our consolidated financial statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our banks have issued letters of credit totaling approximately $1.5 million, which are used to secure the leases on some of our offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of December 31, 2015, the future minimum lease payments due under our current lease obligations. The table below excludes approximately $6.9 million related to the current portion of minimum lease payments associated with leased space that was restructured. The non-current portion of future minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Our contractual obligations as of December 31, 2015 are as follows (in thousands):

Year ending December 31,	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
2016	$19,928	$3,781	$474	$172,267	$6,250	$7,050	$209,750
2017	17,275	3,144	3,458	1,099	6,250	8,046	39,272
2018	12,892	1,987	2,707	604	223,438	5,969	247,597
2019	11,188	1,765	3,629	—	—	—	16,582
2020	9,221	1,595	15,696	—	—	—	26,512
Thereafter	11,295	1,493	—	—	—	—	12,788
Total payments	$81,799	$13,765	$25,964	$173,970	$235,938	$21,065	$552,501

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates as of December 31, 2015 plus a spread of 1.75%.

Additionally, as of December 31, 2015, we had $22.0 million of unrecognized tax benefits inclusive of interest (not included in the table above due to the uncertainty as to when they might be settled) as compared to $23.3 million at December 31, 2014. By the end of 2016, uncertain tax positions may be reduced as a result of a lapse in the applicable statutes of limitations. We anticipate that the reduction would approximate $1.5 million. The reserve releases would be recorded as adjustments to tax expense in the period released.

We believe that our available cash and cash equivalents and investments and continuing cash flows from operations will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months based on our current business plans. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. We cannot assure you that additional financing will be available at all or that, if available; such financing will be obtainable on terms favorable to us and would not be dilutive.

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title and risk of loss have transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectability is reasonably assured. We generally recognize service revenues ratably over the service periods of one to five years or upon the completion of implementation or professional services.

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

Sales Returns, Channel Partner Programs and Incentives

We record estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. If market conditions were to decline or competition were to increase further, we may take future actions to increase channel partner incentive offerings, possibly resulting in an incremental reduction of revenues at the time the incentive is offered. We accrue for joint marketing funds as a marketing expense if we receive a separable and identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues. Our contracts generally do not provide for a right of return on any of our products. However, some of the contracts with our distributors contain stock rotation rights. We record an estimate of future returns based upon these contractual rights and our historical returns experience.

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

Deferred Taxes

We estimate our actual current tax expense together with our temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These temporary differences result in deferred tax assets and liabilities. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance against these tax assets. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. To the extent we establish a valuation allowance in a period, we must include and expense the allowance within the tax provision in the consolidated statement of operations. As of December 31, 2015, we had $89.7 million in net deferred tax assets. Included in the net deferred tax asset balance is a $11.4 million valuation allowance, $3.0 million of which was recorded related to research credits in a jurisdiction with a history of credits in excess of taxable profits and $8.4 million of which includes net operating losses of $4.4 million and other deferred tax assets of $4.0 million for a foreign subsidiary that has a history of losses.

We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries indefinitely invested outside the United States. If we decide to repatriate the foreign earnings, we would need to adjust our income tax provision in the period we determined that the earnings will no longer be indefinitely invested outside the United States.

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

Our cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices in active markets include money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include U.S. Treasury securities and other government agencies, and corporate debt securities. Such instruments are generally classified within Level 2 of the fair value hierarchy.

As of December 31, 2015, our fixed income available-for-sale securities include U.S. Treasury obligations and other government agency instruments, corporate debt securities, non-U.S. government securities and money market funds. Included in available-for-sale securities are cash equivalents, which consist of investments with original maturities of three months or less and include money market funds.

The principal market where we execute our foreign currency contracts is the retail market in an over-the-counter environment with a relatively high level of price transparency. Our foreign currency contracts valuation inputs are based on quoted prices and quoted pricing intervals from public data sources (specifically, spot exchange rates, LIBOR rates and credit default rates) and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy. For more information on the fair values of our marketable securities and foreign currency contracts, see Note 10 of Notes to Consolidated Financial Statements.

The Term Loan under the Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to us for debt with similar terms and maturities. We have elected not to record the Term Loan at fair value, but have measured it at fair value for disclosure purposes. At December 31, 2015 and 2014, the estimated fair value of the Term Loan was approximately $226.5 million and $234.9 million, respectively, based on observable market inputs.

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

Goodwill is tested for impairment at the reporting unit level, which is one level below or the same as an operating segment. Our business is organized around four major geographic theatres: North America, Caribbean and Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”) which were determined to be our reporting units in 2015 and 2014. For reporting purposes, we aggregate North America and CALA into one segment named Americas and report EMEA and APAC as separate segments.

In the fourth quarter of 2015, we performed the qualitative assessment for our four reporting units. For each reporting unit, we weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors there were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For the industry in which the reporting units operate, we considered growth projections from independent sources and significant developments or transactions within the industry during 2015, where applicable. We also determined that macroeconomic factors during 2015 did not have a significant impact on the discount rates and growth rates used for the valuation performed. Based on the qualitative assessment, we concluded that, for the four reporting units, it is more likely than not that the fair value of each reporting unit exceeded its carrying amount and there was no indication of impairment. As a result, we determined that performing the two-step impairment test was unnecessary and that no impairment charge was recognized. Although our analysis regarding the fair values of goodwill indicates that it exceeded its carrying value, materially different assumptions regarding the future performance of our businesses or significant declines in our stock price could result in goodwill impairment losses in the future.

Purchased intangible assets with finite lives are amortized using the straight-line method over the estimated economic lives of the assets, which range from several months to six years. We periodically assess whether any impairment indicators exist on purchased intangibles with finite lives. Long-lived assets, including intangible assets with finite lives, are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The assessment of purchased intangibles impairment is conducted by first estimating the undiscounted expected future cash flows to be generated from the use and eventual disposition of the purchased intangibles and comparing this amount with the carrying value of these assets. If the undiscounted cash flows are less than the carrying amounts, impairment exists, and future cash flows are discounted at an appropriate rate and compared to the carrying amounts of the purchased intangibles to determine the amount of the impairment. There was no impairment charge related to the purchased intangible assets recorded in 2015 or 2014 as no impairment indicators existed. Screening for and assessing whether impairment indicators exist or if events or changes in circumstances have occurred, including market conditions, operating fundamentals, competition and general economic conditions, requires significant judgment. Additionally, changes in the high-technology industry occur frequently and quickly. Therefore, there can be no assurance that a charge to operations will not occur as a result of future goodwill and purchased intangible impairment tests.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our Consolidated Balance Sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. Treasury obligations and other government agency instruments, corporate debt securities, non-U.S. government securities, and money market funds. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. If current market conditions deteriorate, we may realize losses on the sale of our investments or we may incur temporary impairment charges requiring us to record unrealized losses in accumulated other comprehensive (loss) income. We could also incur additional other-than-temporary impairment charges resulting in realized losses in our Consolidated Statements of Operations which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a realized loss in our consolidated statement of operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of December 31, 2015. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at December 31, 2015 that are sensitive to changes in interest rates (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 12/31/2015	+50 BPS	+100 BPS	+150 BPS
$231,841	$231,726	$231,329	$230,726	$230,097	$229,468	$228,840

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of December 31, 2015, the weighted average interest rate on the Term Loan was 2.30%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in U.S. dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rates fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Euro, British Pound, Israeli Shekel, Brazilian Real, Chinese Yuan, and Mexican Peso relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to only enter into hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

The following table summarizes the Company’s notional position by currency and average rate of the outstanding non-designated hedges at December 31, 2015 (in thousands):

	Original Maturities of 360 days or Less			Original Maturities of Greater than 360 days
Amounts in thousands	Position	Foreign Currency	Average Rate	Position	Foreign Currency	Average Rate
Brazilian Real	Sell	17,821	4.04	—	—	—
Chinese Yuan	Sell	81,970	6.45	Buy	85,718	6.41
Euro	Sell	3,397	1.07	Sell	44,868	1.18
British Pound	Buy	245	1.52	Sell	4,517	1.58
Israeli Shekel	Sell	47,454	3.88	Buy	66,322	3.90
Mexican Peso	Sell	17,885	16.61	—	—	—

The following table summarizes the Company’s notional position by currency and average rate of the outstanding cash flow hedges at December 31, 2015 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
Amounts in thousands	Position	Foreign Currency	Average Rate	Position	Foreign Currency	Average Rate
Chinese Yuan	—	—	—	Buy	122,082	6.52
Euro	—	—	—	Sell	46,832	1.11
British Pound	—	—	—	Sell	9,983	1.47
Israeli Shekel	Buy	24,900	3.85	Buy	9,678	3.93

Based on our overall currency rate exposure as of December 31, 2015, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 13 of Notes to Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We completed the remaining phase of the new enterprise resource planning (ERP) system implementation during our fourth quarter of 2015. The system change did not materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors required by this item is included under the caption “Election of Directors” in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) and is incorporated herein by reference. The information regarding compliance with Section 16(a) of the Exchange Act required by this item is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2016 Proxy Statement and is incorporated herein by reference. The information regarding our code of ethics, nominating committee (including the director nomination process) and audit committee required by this item is included under the caption “Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

Our executive officers, and all persons chosen to become executive officers, and their ages and positions as of February 29, 2016, are as follows:

Name	Age	Position(s)
Peter A. Leav*	45	Chief Executive Officer, President and Director
Laura J. Durr	55	Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
Sayed M. Darwish	49	Chief Legal Officer, Executive Vice President of Corporate Development and Secretary
Michael J. Frendo	54	Executive Vice President of Worldwide Engineering

*	Member of the Board of Directors.

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. There is no family relationship between any of our executive officers or directors.

Mr. Leav has served as our Chief Executive Officer, President and Director since December 2013. Prior to joining Polycom, Mr. Leav served as Executive Vice President and President, Industry and Field Operations of NCR Corporation, a global technology company, from June 2012 to November 2013.  Mr. Leav served as Executive Vice President, Global Sales, Professional Services and Consumables of NCR from November 2011 to June 2012, and as Senior Vice President, Worldwide Sales of NCR from January 2009 to October 2011.  Prior to joining NCR, he served as Corporate Vice President and General Manager of Motorola, Inc., a provider of mobility products and solutions across broadband and wireless networks, from November 2008 to January 2009, as Vice President and General Manager from December 2007 to November 2008, and as Vice President of Sales from December 2006 to December 2007.  From November 2004 to December 2006, Mr. Leav was Director of Sales for Symbol Technologies, Inc., an information technology company. Prior to this position, Mr. Leav was Regional Sales Manager at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, from July 2000 to November 2004. Mr. Leav has served on the board of directors of HD Supply, Inc. since October 2014.  Mr. Leav holds a B.A. from Lehigh University.

Ms. Durr has served as our Chief Financial Officer, Chief Accounting Officer, and Executive Vice President since May 2014.  Ms. Durr also served as our Senior Vice President, Worldwide Controller and Principal Accounting Officer from September 2013 to May 2014, Senior Vice President, Worldwide Controller and Chief Accounting Officer from October 2011 to September 2013, Vice President, Worldwide Controller and Chief Accounting Officer from March 2005 to October 2011 and as Assistant Controller from March 2004 to March 2005. Prior to joining Polycom, Ms. Durr served as the Director of Finance and Administration for QuickSilver Technology, Inc. from February 2003 to March 2004, as an independent consultant from July 2002 to February 2003 and as the Corporate Controller for C Speed Corporation from April 2001 to June 2002. From October 1999 to October 2000, Ms. Durr was a business unit Controller at Lucent Technologies, Inc. after Lucent’s acquisition of International Network Services, where she served as the Corporate Controller from May 1995 to October 1999. Ms. Durr also spent six years in various capacities at Price Waterhouse LLP. Ms. Durr is a certified public accountant and holds a B.S. in Accounting from San Jose State University.

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

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive compensation required by this item is included under the caption “Executive Compensation” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding securities authorized for issuance under equity compensation plans required by this item is included under the caption “Executive Compensation—Equity Compensation Plan Information” in the 2016 Proxy Statement and is incorporated herein by reference. The information regarding security ownership of certain beneficial owners and management required by this item is included under the caption “Ownership of Securities” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding transactions with related persons required by this item is included under the caption “Certain Relationships and Related Transactions” in the 2016 Proxy Statement and is incorporated herein by reference. The information regarding director independence required by this item is included under the caption “Corporate Governance” in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm—Principal Accounting Fees and Services” in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements (see Item 8 above).

Polycom, Inc. Consolidated Financial Statements as of December 31, 2015 and 2014 and for each of the three years in the period ended December 31, 2015.

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

Date: February 29, 2016

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

Signature	Title	Date

/S/ PETER A. LEAV	Chief Executive Officer, President and Director	February 29, 2016
Peter A. Leav	(Principal Executive Officer)

/S/ LAURA J. DURR	Chief Financial Officer, Chief Accounting Officer, and Executive Vice President	February 29, 2016
Laura J. Durr	(Principal Financial Officer and Principal Accounting Officer)

/S/ BETSY S. ATKINS	Director	February 29, 2016
Betsy S. Atkins

/S/ MARTHA H. BEJAR	Director	February 29, 2016
Martha H. Bejar

/S/ GARY J. DAICHENDT	Chairman of the Board and Director	February 29, 2016
Gary J. Daichendt

/S/ ROBERT J. FRANKENBERG	Director	February 29, 2016
Robert J. Frankenberg

/S/ JOHN A. KELLEY	Director	February 29, 2016
John A. Kelley

/S/ D. SCOTT MERCER	Director	February 29, 2016
D. Scott Mercer

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of this evaluation, management has concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-3.

/s/ PETER A. LEAV	/s/ LAURA J. DURR
Peter A. Leav Chief Executive Officer, President and Director	Laura J. Durr Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
February 29, 2016	February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Polycom, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Polycom, Inc. and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page F-2. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2015.

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

/s/ PRICEWATERHOUSECOOPERS LLP
San Jose, California
February 29, 2016

POLYCOM, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$435,093	$443,132
Short-term investments	184,242	185,783
Trade receivables, net	187,888	169,400
Inventories	89,392	100,328
Deferred taxes	—	38,805
Prepaid expenses and other current assets	52,852	60,539
Total current assets	949,467	997,987
Property and equipment, net	101,853	109,195
Long-term investments	46,484	59,197
Goodwill	558,775	559,231
Purchased intangibles, net	14,065	24,567
Deferred taxes	89,865	54,019
Other assets	21,738	25,071
Total assets	$1,782,247	$1,829,267
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$73,472	$108,172
Accrued payroll and related liabilities	38,781	42,901
Taxes payable	4,342	4,056
Deferred revenue	170,559	173,532
Current portion of long-term debt	5,717	5,717
Other accrued liabilities	85,095	86,193
Total current liabilities	377,966	420,571
Long-term deferred revenue	86,191	89,366
Taxes payable	9,983	11,719
Deferred taxes	135	173
Long-term debt	228,799	234,516
Other non-current liabilities	25,964	49,189
Total liabilities	729,038	805,534
Commitments and contingencies (Note 12)
Stockholders' equity
Common stock, $0.0005 par value; authorized: 350,000,000 shares; issued and outstanding: 132,665,165 shares at December 31, 2015 and 135,204,948 shares at December 31, 2014	66	68
Additional paid-in capital	1,167,701	1,155,829
Accumulated deficit	(113,355)	(136,275)
Accumulated other comprehensive (loss) income	(1,203)	4,111
Total stockholders' equity	1,053,209	1,023,733
Total liabilities and stockholders' equity	$1,782,247	$1,829,267

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues:
Product revenues	$893,762	$960,726	$991,110
Service revenues	373,463	384,428	377,279
Total revenues	1,267,225	1,345,154	1,368,389
Cost of revenues:
Cost of product revenues	390,618	406,625	422,429
Cost of service revenues	137,854	153,520	153,189
Total cost of revenues	528,472	560,145	575,618
Gross profit	738,753	785,009	792,771
Operating expenses:
Sales and marketing	349,732	388,761	435,047
Research and development	191,456	196,495	216,032
General and administrative	88,626	99,886	96,602
Amortization of purchased intangibles	9,495	9,781	10,389
Restructuring costs	11,096	40,347	48,470
Litigation reserves and payments	—	3,130	—
Transaction-related costs	574	156	3,424
Total operating expenses	650,979	738,556	809,964
Operating income (loss)	87,774	46,453	(17,193)
Interest and other income (expense), net
Interest expense	(6,131)	(5,893)	(3,217)
Other income (expense), net	4,276	2,455	(1,794)
Interest and other income (expense), net	(1,855)	(3,438)	(5,011)
Income (loss) from continuing operations before provision for (benefit from) income taxes	85,919	43,015	(22,204)
Provision for (benefit from) income taxes	15,944	956	(3,669)
Net income (loss) from continuing operations	69,975	42,059	(18,535)
Gain from sale of discontinued operations, net of taxes	—	—	459
Net income (loss)	$69,975	$42,059	$(18,076)
Basic net income (loss) per share:
Net income (loss) per share from continuing operations	$0.52	$0.31	$(0.11)
Gain per share from sale of discontinued operations, net of taxes	—	—	—
Basic net income (loss) per share	$0.52	$0.31	$(0.11)
Diluted net income (loss) per share:
Net income (loss) per share from continuing operations	$0.51	$0.30	$(0.11)
Gain per share from sale of discontinued operations, net of taxes	—	—	—
Diluted net income (loss) per share	$0.51	$0.30	$(0.11)
Number of shares used in computation of net income (loss) per share:
Basic	133,581	136,801	167,272
Diluted	137,394	142,005	167,272

Note: As a result of the net loss from continuing operations for 2013, all potentially issuable common shares have been excluded from the diluted shares used in the computation of earnings per share as their effect was anti-dilutive.

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$69,975	$42,059	$(18,076)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,744)	(1,422)	1,039
Unrealized gains/losses on investments:
Unrealized holding gains (losses) arising during the period	(159)	(115)	18
Net gains (losses) reclassified into earnings	14	(10)	53
Net unrealized gains (losses) on investments	(145)	(125)	71
Unrealized gains/losses on hedging securities:
Unrealized hedge gains arising during the period	4,954	3,627	1,374
Net (gains) losses reclassified into earnings for revenue hedges	(14,028)	(1,170)	(207)
Net (gains) losses reclassified into earnings for expense hedges	7,649	(1,171)	(2,101)
Net unrealized gains (losses) on hedging securities	(1,425)	1,286	(934)
Other comprehensive income (loss)	(5,314)	(261)	176
Comprehensive income (loss)	$64,661	$41,798	$(17,900)

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

				Accumulated	Retained
			Additional	Other	Earnings
	Common Stock		Paid-In	Comprehensive	(Accumulated
	Shares	Amount	Capital	(Loss) Income	Deficit)	Total
Balances, December 31, 2012	175,323,885	$38	$1,326,436	$4,196	$97,104	$1,427,774
Net loss	—	—	—	—	(18,076)	(18,076)
Other comprehensive income	—	—	—	176	—	176
Issuance of vested performance shares and restricted stock units	2,828,464	—	—	—	—	—
Exercise of stock options under stock option plan	187,682	—	1,786	—	—	1,786
Shares purchased under employee stock purchase plan	2,904,287	1	21,539	—	—	21,540
Purchase and retirement of common stock at cost, including fees and expenses	(46,084,352)	(22)	(275,782)	—	(211,376)	(487,180)
Common stock repurchase holdback	—	—	(27,922)	—	—	(27,922)
Stock-based compensation	—	—	64,665	—	—	64,665
Tax expense from stock-based award activity	—	—	(6,398)	—	—	(6,398)
Correction of an error in par value	—	51	(51)	—	—	—
Balances, December 31, 2013	135,159,966	$68	$1,104,273	$4,372	$(132,348)	$976,365
Net income	—	—	—	—	42,059	42,059
Other comprehensive loss	—	—	—	(261)	—	(261)
Issuance of vested performance shares and restricted stock units	3,467,414	2	(2)	—	—	—
Exercise of stock options under stock option plan	133,037	—	1,513	—	—	1,513
Shares purchased under employee stock purchase plan	2,944,069	1	22,216	—	—	22,217
Purchase and retirement of common stock at cost	(6,499,538)	(3)	(18,773)	—	(45,986)	(64,762)
Stock-based compensation	—	—	48,204	—	—	48,204
Tax expense for stock-based award activity	—	—	(1,602)	—	—	(1,602)
Balances, December 31, 2014	135,204,948	$68	$1,155,829	$4,111	$(136,275)	$1,023,733
Net income	—	—	—	—	69,975	69,975
Other comprehensive loss	—	—	—	(5,314)	—	(5,314)
Issuance of vested performance shares and restricted stock units	3,452,569	1	(1)	—	—	—
Exercise of stock options under stock option plan	53,219	—	620	—	—	620
Shares purchased under employee stock purchase plan	2,150,586	1	21,258	—	—	21,259
Purchase and retirement of common stock at cost	(8,196,157)	(4)	(58,229)	—	(47,055)	(105,288)
Stock-based compensation	—	—	45,572	—	—	45,572
Tax expense for stock-based award activity	—	—	2,652	—	—	2,652
Balances, December 31, 2015	132,665,165	$66	$1,167,701	$(1,203)	$(113,355)	$1,053,209

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$69,975	$42,059	$(18,076)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,682	57,412	64,779
Amortization of purchased intangibles	10,502	12,891	19,825
Amortization of capitalized software development costs for products to be sold	3,102	1,704	196
Amortization of debt issuance costs	532	533	178
Amortization of discounts and premiums on investments, net	2,095	1,964	1,816
Provision for doubtful accounts	—	600	—
Write-down of excess and obsolete inventories	12,112	6,532	7,390
Stock-based compensation expense	45,139	47,960	64,465
Excess tax benefits from stock-based compensation expense	(4,431)	(3,371)	(920)
Loss on disposal of property and equipment	1,252	5,007	5,859
Net gain on sale of discontinued operations	—	—	(459)
Changes in assets and liabilities, net of effects of acquisitions:
Trade receivables	(19,022)	13,479	13,809
Inventories	(1,677)	(3,551)	(10,739)
Deferred taxes	(6,193)	(17,792)	(14,332)
Prepaid expenses and other assets	8,947	(8,456)	(637)
Accounts payable	(31,470)	19,006	(5,184)
Taxes payable	10,465	9,825	(5,848)
Other accrued liabilities and deferred revenue	(33,461)	19,624	46,320
Net cash provided by operating activities	119,549	205,426	168,442
Cash flows from investing activities:
Purchases of property and equipment	(47,562)	(50,133)	(53,042)
Capitalized software development costs for products to be sold	(5,144)	(4,807)	(2,165)
Purchases of investments	(247,303)	(269,842)	(228,238)
Proceeds from sales of investments	18,589	45,492	45,467
Proceeds from maturities of investments	240,684	168,328	237,499
Net cash received from sale of discontinued operations	—	—	556
Net cash paid in purchase acquisitions	—	—	(7,974)
Net cash used in investing activities	(40,736)	(110,962)	(7,897)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	21,879	23,729	23,326
Proceeds from debt, net of debt issuance costs	—	—	247,349
Payments on debt	(6,250)	(6,250)	(1,562)
Purchase and retirement of common stock under share purchase plan	(89,953)	(49,981)	(505,898)
Purchase and retirement of common stock for tax withholdings on vesting of employee stock-based awards	(15,335)	(14,830)	(9,124)
Excess tax benefits from stock-based compensation expense	4,431	3,371	920
Net cash used in financing activities	(85,228)	(43,961)	(244,989)
Effect of exchange rate changes on cash and cash equivalents	(1,624)	—	—
Net (decrease) increase in cash and cash equivalents	(8,039)	50,503	(84,444)
Cash and cash equivalents, beginning of period	443,132	392,629	477,073
Cash and cash equivalents, end of period	$435,093	$443,132	$392,629
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$5,498	$5,028	$2,847
Cash paid for income taxes	$7,353	$15,273	$9,505

The accompanying notes are an integral part of these Consolidated Financial Statements.

POLYCOM, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business and Basis of Presentation

Description of Business

Polycom, Inc. (“Polycom” or “the Company”) is a leading global provider of high-quality, easy-to-use collaboration solutions that enable enterprise, government, education and healthcare customers to more effectively collaborate over distance, time zones and organizational boundaries. The Company’s solutions are built on architectures that enable unified video, voice and content communications.

Polycom was incorporated in the state of Delaware in December 1990 and trades on the NASDAQ Global Select Market under the ticker symbol “PLCM”.

Principles of Accounting and Consolidation

These Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. Actual results could differ from those estimates.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Investments

Investments are classified as short-term or long-term based on their remaining maturities. The Company’s short-term and long-term investments as of December 31, 2015 are comprised of U.S. and non-U.S. government securities, U.S. government agency securities and corporate debt securities. All investments are held in the Company’s name at a limited number of major financial institutions. At December 31, 2015 and 2014, all of the Company’s investments were classified as available-for-sale and unrealized gains and losses on investments are recorded as a separate component of “Accumulated other comprehensive (loss) income” in the Consolidated Statements of Stockholders’ Equity. The Company reviews the individual securities in its portfolio to determine whether a decline in a security’s fair value below the amortized cost basis is other-than-temporary. If the decline in fair value is considered to be other-than-temporary, the cost basis of the individual security is written down to its fair value as a new cost basis. If the investments are sold at a loss or are considered to have other-than-temporarily declined in value, the amount of the loss or write-down is accounted for as a realized loss and included in earnings. The specific identification method is used to determine the cost of securities disposed of, with realized gains and losses reflected in “Interest and other income (expense), net” in the Consolidated Statements of Operations.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company regularly performs credit evaluations of its customers' financial condition and considers factors such as historical experience, credit quality, age of the accounts receivable balances, and geographic or country-specific risks and economic conditions that may affect a customer's ability to pay. The allowance for doubtful accounts is reviewed quarterly and adjusted if necessary based on the Company's assessment of its customer’s ability to pay.

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

Property and Equipment

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net tangible and intangible assets acquired in a business combination. Goodwill is not amortized but is regularly reviewed for potential impairment. The Company reviews goodwill for impairment annually during the fourth quarter of each calendar year, or whenever events or changes in circumstances indicate the carrying amount of goodwill may not be recoverable. The Company performs an initial qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If, after the initial qualitative assessment, the Company determines that it is more likely than not that the fair value of the reporting unit exceeds its carrying value and there is no indication of impairment, no further testing is performed; however, if the Company concludes otherwise, then the Company is required to perform a two-step impairment test to assess if a potential impairment has occurred and measure an impairment loss, if any. For further discussion of goodwill and its impairment review, see Note 5.

Long-Lived Assets

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

Deferred Services Revenue

The Company offers maintenance contracts for sale on most of its products which allow for customers to receive maintenance support in addition to the contractual product warranty. The Company also provides managed services to its customers under contractual arrangements. The Company recognizes the maintenance and managed services revenues from these contracts over the life of the service contract.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title and risk of loss have transferred, product payment is not contingent upon performance of installation or service obligations, the price is fixed or determinable, and collectability is reasonably assured. Additionally, the Company recognizes maintenance service revenues on its hardware and software products ratably over the service periods of one to five years, and other services upon the completion of implementation or professional services provided.

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

Sales Returns, Channel Partner Programs and Incentives

The Company’s contracts generally do not provide for a right of return on any of its products. However, some of the contracts with our distributors contain stock rotation rights. The Company records an estimate of future returns based upon these contractual rights and its historical returns experience. The Company records estimated reductions to revenues for channel partner programs and incentive offerings including special pricing agreements, promotions and other volume-based incentives. The Company also accrues for joint marketing funds as a marketing expense if the Company receives a separable and identifiable benefit in exchange and can reasonably estimate the fair value of the identifiable benefit received; otherwise, it is recorded as a reduction to revenues.

Research and Development and Software Development Costs

The Company expenses research and development costs as incurred.

Software development costs incurred prior to the establishment of technological feasibility are included in research and development costs as incurred. Eligible and material software development costs are capitalized upon the establishment of technological feasibility and before the general availability of such software products, including direct labor and related overhead costs, as well as stock-based compensation. The Company has defined technological feasibility as the establishment of a working model, which typically occurs when beta testing commences. The Company capitalized approximately $5.6 million, $5.1 million, and $2.4 million of development costs in 2015, 2014, and 2013, respectively, for software products to be marketed or sold to customers.  The capitalized costs are included in “Other assets” in the Company’s Consolidated Balance Sheets and are being amortized on a product-by-product basis using the straight-line method over the estimated product life, generally three years, or on the ratio of current revenues to total projected product revenues, whichever is greater. Management believes that the capitalized software costs will be recoverable from future gross profits generated by these products.

Advertising

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2015 and 2014 was $13.6 million for both years and $14.9 million for the year ended December 31, 2013.

Income Taxes

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

Foreign Currency Translation

Assets and liabilities of non-U.S subsidiaries, where the local currency is the functional currency, are translated to U.S. dollars at exchange rates in effect at the balance sheet date and income and expense accounts are translated at average exchange rates in effect during the period. The resulting translation adjustments are directly recorded to a separate component of “Accumulated other comprehensive (loss) income” on the Consolidated Balance Sheets. Foreign exchange transaction gains and losses from the remeasurement of non-functional currency denominated assets and liabilities are included in the Company’s Consolidated Statements of Operations as part of “Interest and other income (expense), net”.

The following table sets forth the change of foreign currency translation adjustments during each reporting period and the balances as of December 31 (in thousands):

	2015	2014	2013
Beginning balance	$2,797	$4,219	$3,180
Foreign currency translation adjustments	(3,744)	(1,422)	1,039
Ending balance	$(947)	$2,797	$4,219

Derivative Instruments

The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated and qualifying as a cash flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a separate component of “Accumulated other comprehensive income” in the Consolidated Statements of Stockholders’ Equity and is subsequently reclassified into earnings when the hedged exposure affects earnings. The excluded and ineffective portions of the gain or loss are reported in “Interest and other income (expense), net” on the Consolidated Statements of Operations, immediately. For derivative instruments that are not designated as cash flow hedges, changes in fair value are recognized in “Interest and other income (expense), net” on the Consolidated Statements of Operations in the period of change. The Company does not hold or issue derivative financial instruments for speculative trading purposes. The Company enters into derivatives only with counterparties that are among the largest U.S. banks, ranked by assets, in order to minimize its credit risk.

Share Repurchase and Treasury Shares

The Company periodically repurchases shares in the market at fair value. Treasury shares repurchased are recorded at cost as a reduction to Stockholders' equity. On retirement of the repurchased shares, Common stock is reduced by an amount equal to the number of shares being retired multiplied by the par value. The excess of the cost of treasury stock that is retired over its par value is allocated as a reduction between Accumulated deficit and Additional paid-in capital.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the additional dilution from potential issuance of common stock, such as stock issuable pursuant to the exercise of stock options and unvested restricted stock units and performance shares. Potentially dilutive shares are excluded from the computation of diluted net income per share when their effect is antidilutive.

Fair Value Measurements

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

The Company’s cash equivalents and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy because they are valued using inputs such as quoted market prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. The types of instruments valued based on quoted market prices for identical assets in active markets include money market funds. Such instruments are generally classified within Level 1 of the fair value hierarchy. The types of instruments valued based on other observable inputs include U.S. Treasury, other government agencies, and corporate debt securities. Such instruments are generally classified within Level 2 of the fair value hierarchy. Level 2 instruments are priced using quoted market prices for similar instruments or nonbinding market prices that are corroborated by observable market data.

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

In addition, the Company has facilities-related liabilities related to restructuring which were calculated based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections and estimated sublease income. These assumptions involve significant judgment, and are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. The carrying amounts reflected in the Consolidated Balance Sheets for cash and cash equivalents, accounts receivable, accounts payable, and other current accrued liabilities approximate fair value due to their short-term maturities.

Stock-Based Compensation

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

The fair value of stock option and ESPP awards is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of the Company’s common stock on the date of grant. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock in relation to the target index of peer companies over each performance period. Stock-based compensation cost on performance shares with a market condition is not adjusted for subsequent changes regardless of the level of ultimate vesting.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which amends the current guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2017. The Company is evaluating the impact of adopting this standard on its Consolidated Financial Statements and disclosures.

In November 2015, the FASB issued an accounting standard update which simplifies presentation of deferred income taxes in the balance sheet by requiring deferred tax liabilities and assets to be classified as noncurrent in lieu of current requirement of separating them into current and noncurrent classification. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The standard can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company prospectively adopted the guidance in 2015 and it reclassified current deferred tax liabilities and assets to noncurrent on its December 31, 2015 Consolidated Balance Sheets.

In April 2015, the FASB issued an accounting standard update which provides guidance on whether a cloud computing arrangement includes a software license to a customer of such an arrangement. If a cloud computing arrangement includes a software license, a customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses, otherwise the customer should account for the arrangement as a service contract. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The standard can be applied prospectively to all arrangements entered into or materially modified after the effective date, or retrospectively. The Company prospectively adopted the guidance in 2015, and such adoption did not have a material impact on the Company’s Consolidated Financial Statements.

In April 2015, the FASB issued an accounting standard update which requires an entity to present debt issuance costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The standard will be applied retrospectively to each prior period presented. The Company adopted the guidance in 2015, and it reclassified approximately $2.0 million of debt issuance costs related to the term loan as a deduction to the carrying amounts on its 2014 Consolidated Balance Sheets.

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

3. Discontinued Operations

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation.  In 2013, the Company recorded an additional gain on sale of discontinued operations, net of taxes, of approximately $0.5 million as a result of the final net working capital adjustment in accordance with the purchase agreement. Additional cash consideration of up to $25.0 million is payable over the next two years subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for fiscal 2015 and 2016. These conditions were not met for the fiscal year ended December 31, 2014. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable.

4. Accounts Receivable Financing

The Company has a financing agreement with an unrelated third party financing company (the “Financing Agreement”) whereby the Company offers distributors and resellers direct or indirect financing on their purchases of the Company’s products and services. In return, the Company agrees to pay the financing company a fee based on a pre-defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of our receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Accounting Standards Codification (“ASC”) 860 and is accounted for as a sale of financial assets, the accounts receivable are excluded from the balance sheet upon the third party financing company’s payment remittance to the Company. In certain legal jurisdictions, the arrangement fees that involve maintenance services or products bundled with maintenance at one price do not qualify as a sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with ASC 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In 2015, 2014 and 2013, total transactions entered pursuant to the terms of the Financing Agreement were approximately $232.6 million, $194.4 million, and $123.4 million, respectively, of which $139.4 million, $136.0 million, and $109.4 million, respectively, were related to the transfer of the financial assets arrangement. The financing of these receivables accelerated the collection of the

Company’s cash and reduced its credit exposure. The amount due from the financing company as of December 31, 2015 and 2014 was approximately $32.7 million and $28.5 million, respectively, of which $22.1 million and $20.2 million, respectively, was related to the accounts receivable transferred, and is included in “Trade receivables” in the Company’s Consolidated Balance Sheets. Fees incurred pursuant to the Financing Agreement were approximately $3.4 million, $2.6 million and $1.8 million for the fiscal year ended December 31, 2015, 2014 and 2013, respectively. Those fees were recorded as a reduction to revenues in the Company’s Consolidated Statements of Operations.

5. Goodwill, Purchased Intangibles, and Software Development Costs

Polycom’s business is organized around four major geographic theaters: North America, Caribbean and Latin America (“CALA”), Europe, Middle East and Africa (“EMEA”) and Asia Pacific (“APAC”), which are considered its reporting units.

In the fourth quarter of 2015, the Company performed the qualitative assessment for its four reporting units. For each reporting unit, the Company weighed the relative impact of factors that are specific to the reporting unit as well as industry and macroeconomic factors. The reporting unit specific factors that were considered included the results of the most recent impairment tests, as well as financial performance and changes to the reporting units’ carrying amounts since the most recent impairment tests. For the industry in which the reporting units operate, the Company considered growth projections from independent sources and significant developments or transactions within the industry during 2015, where applicable. The Company also determined that macroeconomic factors during 2015 did not have a significant impact on the discount rates and growth rates used for the valuation performed. Based on the qualitative assessment, the Company concluded that for the four reporting units, it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and there was no indication of impairment. As a result, performing the two-step impairment test was unnecessary and that no impairment charge was recognized for 2015.

The following table summarizes the changes in carrying amount of goodwill in each of the Company’s segments for the periods presented (in thousands):

	Segments
	Americas	EMEA	APAC	Total
Balance at December 31, 2013	$308,159	$101,882	$149,419	$559,460
Foreign currency translation	—	—	(229)	(229)
Balance at December 31, 2014	308,159	101,882	149,190	559,231
Foreign currency translation	—	—	(456)	(456)
Balance at December 31, 2015	$308,159	$101,882	$148,734	$558,775

The following table sets forth details of the Company’s total purchased intangible assets and capitalized software development costs for products to be sold as of the following periods (in thousands):

	December 31, 2015			December 31, 2014
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(80,945)	$233	$81,178	$(79,986)	$1,192
Customer and partner relationships	79,525	(66,742)	12,783	79,525	(57,983)	21,542
Non-compete agreements	1,800	(1,700)	100	1,800	(1,100)	700
Trade name	3,400	(3,369)	31	3,400	(3,229)	171
Other	4,462	(4,462)	—	4,462	(4,418)	44
Finite-lived intangible assets	170,365	(157,218)	13,147	170,365	(146,716)	23,649
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$171,283	$(157,218)	$14,065	$171,283	$(146,716)	$24,567
Capitalized software development costs for products to be sold	$12,993	$(5,002)	$7,991	$7,416	$(1,900)	$5,516

The Company determined that a purchased trade name intangible of $0.9 million had an indefinite life as the Company expects to generate cash flows related to this asset indefinitely. No impairment charges related to the Company’s purchased intangible assets were recognized in the years ended December 31, 2015, 2014, and 2013.

The following table summarizes amortization expense recorded in the following periods (in thousands):

	Year Ended December 31,
	2015	2014	2013
Amortization of purchased intangibles in revenues	$51	$75	$75
Amortization of purchased intangibles in cost of product revenues	956	3,035	9,361
Amortization of purchased intangibles in operating expenses	9,495	9,781	10,389
Total amortization expenses of purchased intangibles	$10,502	$12,891	$19,825

Amortization expense of purchased intangibles is not allocated to the Company’s operating segments.

The estimated future amortization expense of purchased intangible assets as of December 31, 2015 is as follows (in thousands):

Year ending December 31,	Amount
2016	$8,478
2017	4,669
2018	—
2019	—
2020	—
Total	$13,147

6. Balance Sheet Details

Trade receivables, net, consist of the following (in thousands):

	December 31,
	2015	2014
Gross trade receivables	$242,911	$214,664
Returns and other reserves	(52,000)	(42,224)
Allowance for doubtful accounts	(3,023)	(3,040)
Total	$187,888	$169,400

Inventories consist of the following (in thousands):

	December 31,
	2015	2014
Raw materials	$824	$1,496
Work in process	117	545
Finished goods	88,451	98,287
Total	$89,392	$100,328

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Non-trade receivables	$7,689	$6,547
Prepaid expenses	33,174	37,385
Derivative assets	10,396	14,342
Other current assets	1,593	2,265
Total	$52,852	$60,539

Property and equipment, net, consist of the following (in thousands):

		December 31,
	Estimated useful Life	2015	2014
Computer equipment and software	3 to 5 years	$315,828	$294,724
Equipment, furniture and fixtures	1 to 7 years	123,124	115,226
Tooling equipment	3 years	18,123	16,325
Leasehold improvements	3 to 13 years	59,962	59,663
Total gross property and equipment		517,037	485,938
Less: Accumulated depreciation and amortization		(415,184)	(376,743)
Total		$101,853	$109,195

Deferred revenue consist of the following (in thousands):

	December 31,
	2015	2014
Short-term:
Service	$165,594	$171,355
Product	—	94
License	4,965	2,083
Total	$170,559	$173,532
Long-term:
Service	$82,598	$85,925
License	3,593	3,441
Total	$86,191	$89,366

Changes in the deferred service revenue in 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$257,280	$253,793
Additions to deferred service revenue	331,876	347,896
Amortization of deferred service revenue	(340,964)	(344,409)
Balance at end of period	$248,192	$257,280

Changes in the deferred license revenue in 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	2014
Balance at beginning of period	$5,524	$5,775
Additions to deferred license revenue	5,706	1,345
Amortization of deferred license revenue	(2,672)	(1,596)
Balance at end of period	$8,558	$5,524

Other current accrued liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued expenses	$25,179	$27,523
Accrued co-op expenses	2,670	4,102
Restructuring reserves	16,187	12,207
Warranty obligations	10,172	11,613
Derivative liabilities	6,031	8,175
Employee stock purchase plan withholdings	9,668	10,658
Other accrued liabilities	15,188	11,915
Total	$85,095	$86,193

Changes in the warranty obligations in 2015 and 2014 are as follows (in thousands):

	Year Ended December 31,
	2015	214
Balance at beginning of period	$11,613	$9,475
Accruals for warranties issued during the period	12,444	16,753
Charges against warranty reserve during the period	(13,885)	(14,615)
Balance at end of period	$10,172	$11,613

7. Restructuring Costs

In 2015, 2014, and 2013, the Company recorded $11.1 million, $40.3 million, and $48.5 million, respectively, related to restructuring actions that included the elimination or relocation of various positions and the consolidation and elimination of certain facilities. These actions are generally intended to streamline and focus the Company’s efforts and more properly align the Company’s cost structure with its projected future revenue streams.

The following table summarizes the activity of the Company’s restructuring reserves (in thousands):

	Severance/Other	Facilities	Other	Total
Balance at December 31, 2012	$1,362	$7,464	$—	$8,826
Additions to the reserve, net	10,185	36,770	2,880	49,835
Interest accretion	—	1,461	—	1,461
Non-cash adjustments	—	(3,547)	—	(3,547)
Cash payments	(10,404)	(8,362)	(2,880)	(21,646)
Balance at December 31, 2013	1,143	33,786	—	34,929
Additions to the reserve, net	11,755	28,524	—	40,279
Interest accretion	—	2,347	—	2,347
Non-cash adjustments	—	(4,855)	—	(4,855)
Cash payments	(12,234)	(18,893)	—	(31,127)
Balance at December 31, 2014	664	40,909	—	41,573
Additions to the reserve, net	13,999	(5,268)	801	9,532
Interest accretion	—	1,564	—	1,564
Non-cash adjustments	—	(696)	—	(696)
Cash payments	(6,591)	(18,054)	—	(24,645)
Balance at December 31, 2015	$8,072	$18,455	$801	$27,328

During 2015, management initiated the reduction or elimination of certain leased facilities and the elimination of approximately 11 percent of the Company’s global workforce which is expected to be substantially complete by the third quarter of 2016. These actions were designed to improve its profitability by strategically investing in more accretive areas of the business and further leveraging its outsource partners, pursuant to the announcement in December 2015. As a result, in the fourth quarter of 2015, the Company recorded approximately $9.4 million of charges for severance and other one-time employee benefits for the individuals impacted.  The restructuring charges in 2015 also include approximately $4.6 million for severance payments for certain employees and approximately $2.7 million for facilities-related charges as part of discrete follow-on actions to previous restructuring actions, and adjustments of approximately $8.0 million related to a change in assumptions used in our facilities-related restructuring reserves estimate. Additions to the reserve include $1.6 million of deferred rent that was expensed in prior periods.

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

During 2013, management completed the consolidation and elimination of certain facilities globally and the elimination of approximately four percent of the Company’s global workforce. These actions were generally intended to optimize the organization and manage expenses to gain or improve operating efficiencies and profitability. As a result, the Company recorded approximately $38.2 million in restructuring charges related to idle facilities upon vacating these facilities. Additions to the reserve include $2.8 million of deferred rent that was expensed in prior periods. Additionally, in 2013, the Company recorded approximately $10.2 million of restructuring charges related to severance and other employee benefits, and approximately $2.9 million of other restructuring charges associated with changes to the Company’s product roadmap as it focused on products and solutions with greater revenue and margin potential.

The Company expects the remaining charges related to these actions to be in the range of $13 million to $16 million, primarily related to its EMEA reportable segment. As of December 31, 2015, the restructuring reserve was primarily comprised of facilities-related liabilities. At the time the reserve is initially set up, the Company calculates the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. To the extent that actual sublease income, the timing of subleasing the facility, or the associated cost of, or the recorded liability related to subleasing or terminating the Company’s lease obligations for these facilities is different than initial estimates, the Company adjusts its restructuring reserves in the period during which such information becomes known. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820.

8. Debt

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

The Company entered into the Credit Agreement in conjunction with and for purposes of funding purchases of the Company’s common stock pursuant to a $250.0 million modified “Dutch Auction” self-tender offer announced in September 2013. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million which began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Company may prepay the Term Loan, in whole or in part, at any time without premium or penalty. Amounts repaid or prepaid may not be borrowed again. The Term Loan is secured by substantially all the assets of the Company and certain domestic subsidiaries of the Company that are guarantors under the Credit Agreement, subject to certain exceptions and limitations.

The Credit Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of December 31, 2015. The Credit Agreement also includes customary events of default, the occurrence of which could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

At December 31, 2015, the weighted average interest rate on the Term Loan was 2.3%, the accrued interest on the Term Loan was $0.6 million, and the current and noncurrent portion of the outstanding Term Loan was $5.7 million and $228.8 million, net of unamortized debt issuance costs of $0.5 million and $0.9 million, respectively.

The following table summarizes interest expense recognized related to the Term Loan for the periods presented (in thousands):

	Year Ended December 31,
	2015	2014	2013
Contractual interest expense	$5,246	$4,940	$1,605
Amortization of debt issuance costs	532	533	178
Total	$5,778	$5,473	$1,783

As of December 31, 2015, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Year Ending December 31,	Amount
2016	$6,250
2017	6,250
2018	223,438
2019	—
2020	—
Thereafter	—
Total	$235,938

9. Investments

The Company had cash and cash equivalents of $435.1 million and $443.1 million at December 31, 2015 and 2014, respectively. Cash and cash equivalents generally consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, and corporate debt securities.

The Company’s U.S. government securities are mostly comprised of direct U.S. Treasury obligations that are guaranteed by the U.S. government and U.S. government agency securities that are mostly comprised of U.S. government agency instruments, including mortgage-backed securities. The Company’s non-U.S. government securities are mostly comprised of non-U.S. government instruments, including state, municipal and foreign government securities. To ensure that the investment portfolio is sufficiently diversified, the Company’s investment policy requires that a certain percentage of the Company’s portfolio be invested in these types of securities.

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

At December 31, 2015, the Company’s long-term investments had contractual maturities of one to two years.

In addition, the Company has short-term and long-term investments in debt securities which are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at December 31, 2015:
Investments-Short-term:
U.S. government securities	$49,036	$4	$(45)	$48,995
U.S. government agency securities	67,723	1	(30)	67,694
Non-U.S. government securities	7,303	—	(1)	7,302
Corporate debt securities	60,290	1	(40)	60,251
Total investments - short-term	$184,352	$6	$(116)	$184,242
Investments-Long-term:
U.S. government securities	$8,058	$—	$(14)	$8,044
U.S. government agency securities	14,510	—	(48)	14,462
Corporate debt securities	24,056	2	(80)	23,978
Total investments - long-term	$46,624	$2	$(142)	$46,484

Balances at December 31, 2014:
Investments-Short-term:
U.S. government securities	$26,930	$7	$(2)	$26,935
U.S. government agency securities	59,336	7	(6)	59,337
Non-U.S. government securities	8,764	2	—	8,766
Corporate debt securities	90,782	10	(47)	90,745
Total investments - short-term	$185,812	$26	$(55)	$185,783
Investments-Long-term:
U.S. government securities	$25,320	$4	$(10)	$25,314
U.S. government agency securities	17,369	1	(14)	17,356
Corporate debt securities	16,540	2	(15)	16,527
Total investments - long-term	$59,229	$7	$(39)	$59,197

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of the Company’s investments, including investments categorized as cash equivalents, with unrealized losses, aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
December 31, 2015:
U.S. government securities	$48,445	$(59)	$—	$—	$48,445	$(59)
U.S. government agency securities	71,861	(78)	—	—	71,861	(78)
Non-U.S. government securities	5,001	(1)	—	—	5,001	(1)
Corporate debt securities	52,571	(120)	—	—	52,571	(120)
Total investments	$177,878	$(258)	$—	$—	$177,878	$(258)
December 31, 2014:
U.S. government securities	$22,355	$(12)	$—	$—	$22,355	$(12)
U.S. government agency securities	27,348	(20)	—	—	27,348	(20)
Corporate debt securities	59,667	(62)	—	—	59,667	(62)
Total investments	$109,370	$(94)	$—	$—	$109,370	$(94)

In 2015 and 2014, there were no investments in the Company’s portfolio that were other-than temporarily impaired and the Company did not incur any material realized net gains or losses in the years ended December 31, 2015, 2014 and 2013.

10. Fair Value Measurements

The tables below set forth the Company’s recurring fair value measurements for the periods presented (in thousands):

		Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$10,313	$10,313	$—
Non-U.S. government securities	975	—	975
Corporate debt securities	19,799	—	19,799
Short-term investments	184,242	—	184,242
Long-term investments	46,484	—	46,484
Total fixed income available-for-sale securities	$261,813	$10,313	$251,500

Foreign currency forward contracts (a)	$10,396	$—	$10,396
Liabilities:
Foreign currency forward contracts (b)	$6,031	$—	$6,031

		Fair Value Measurements at December 31, 2014 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$1,395	$1,395	$—
Corporate debt securities	7,549	—	7,549
Short-term investments	185,783	—	185,783
Long-term investments	59,197	—	59,197
Total fixed income available-for-sale securities	$253,924	$1,395	$252,529

Foreign currency forward contracts (a)	$14,342	$—	$14,342
Liabilities:
Foreign currency forward contracts (b)	$8,175	$—	$8,175

(a)	Included in short-term derivative asset as “Prepaid expenses and other current assets” in the Consolidated Balance Sheets.
(b)	Included in short-term derivative liability as “Other accrued liabilities” in the Consolidated Balance Sheets.

There have been no transfers between Level 1 and Level 2 in 2015 and 2014. There were no investments classified as Level 3 as of December 31, 2015 and 2014.

In addition, the Company has facilities-related liabilities related to restructuring which were calculated based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820. See Note 7 Restructuring Costs for further details.

The Company’s Term Loan under its Credit Agreement is classified within Level 2 instruments as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purpose. At December 31, 2015 and 2014, the estimated fair value of the Term Loan, using observable market inputs, was approximately $226.5 million and $234.9 million, respectively.

11. Business Risks and Credit Concentration

The Company sells products and services which serve the communications equipment market globally. Substantially all of the Company’s revenues are derived from sales of its products and their related services. A substantial majority of the Company’s revenue is from value-added resellers, distributors and service providers. In 2015, 2014 and 2013, one channel partner, ScanSource Communications (“ScanSource”), accounted for 20%, 17%, and 16%, respectively, of the Company’s total revenues.

The Company subcontracts the manufacture of most of its products to Celestica Inc. (“Celestica”), Askey Computer Corporation (“Askey”), Foxconn Technology Group (“Foxconn”), Pegatron Corporation (“Pegatron”), and VTech Holding Ltd. (“VTech”), which are all third-party contract manufacturers. The Company uses Celestica’s facilities in Thailand and Laos, and Askey’s, Foxconn’s, Pegatron’s, and VTech’s facilities in China and should there be any disruption in services due to natural disaster, terrorist acts, quarantines or other disruptions associated with infectious diseases, or economic or political difficulties in any of these countries or in Asia or for any other reason, such disruption would harm its business and results of operations. The Company relies on a limited number of third-party contract manufacturers and suppliers to provide manufacturing services for its products. Substantially all of the Company’s video products are manufactured in Celestica’s facilities in Thailand and Laos. All of the Company’s other third party contract manufacturers supply products out of facilities in China. While the Company has begun to develop secondary manufacturing sources for certain products, currently the manufacture and supply of a substantial portion of its products is essentially sole-sourced from Celestica. Although the Company works closely with all its third- party contract manufacturing partners on manufacturing schedules, its future operating results could be adversely affected if a contract manufacturer or supplier were unable to meet their production commitments for any reason. Moreover, any incapacitation of any of the Company’s or its subcontractors’ manufacturing sites, due to destruction, natural disaster or similar events could result in a loss of product inventory. As a result of any of the foregoing, the Company may not be able to meet demand for its products, which could negatively affect revenues in the quarter of the disruption or longer depending upon the magnitude of the event, and could harm its reputation.

The Company markets its products to distributors and end-users throughout the world. Management performs ongoing credit evaluations of the Company’s customers and maintains an allowance for potential credit losses. The Company’s credit risk may increase with the expansion of Polycom’s product offerings as customers place larger orders for initial stocking orders and its growth in emerging markets. There can be no assurance that the Company’s credit loss experience will remain at or near historical levels. At December 31, 2015 and 2014, one customer, ScanSource, accounted for 20% and 19% respectively, of total gross accounts receivable.

The Company is dependent in part on its continued ability to hire, assimilate and retain highly qualified management personnel.   Changes to its global organization and changes in key management personnel could cause disruption to the business and have a negative impact on the Company’s operating results while the operational areas are in transition.

The Company has purchased licenses for technology incorporated in its products. The value of these long-term assets is monitored for any impairment and if it is determined that a write-down is necessary, this charge could have a material adverse effect on the Company’s consolidated financial statements. There were no such charges in 2015, 2014 and 2013.

12. Commitments and Contingencies

Litigation and SEC Investigation

From time to time, the Company is involved in claims and legal proceedings that arise in the ordinary course of business. The Company expects that the number and significance of these matters will increase as its business expands. In particular, the Company faces an increasing number of patent and other intellectual property claims as the number of products and competitors in Polycom’s industry grows and the functionality of video, voice, data and web conferencing products overlap. Any claims or proceedings against the Company, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, result in the diversion of significant operational resources, or require the Company to enter into royalty or licensing agreements which, if required, may not be available on terms favorable to the Company or at all. If management believes that a loss arising from these matters is probable and can be reasonably estimated, the Company will record a reserve for the loss. As additional information becomes available, any potential liability related to these matters is assessed and the estimates revised. Based on currently available information, management does not believe that the ultimate outcomes of these unresolved matters, individually and in the aggregate, are likely to have a material adverse effect on the Company’s consolidated financial statements. However, litigation is subject to inherent uncertainties, and the Company’s view of these matters may change in the future. Were an unfavorable outcome to occur, there exists the possibility of a material adverse impact on the Company’s consolidated financial statements for the period in which the unfavorable outcome occurs or becomes probable, and potentially in future periods.

In 2015, we did not incur any litigation reserves and payments related to on-going litigation matters. In 2014, the Company recorded $3.1 million in “Litigation reserves and payments” on its Consolidated Statements of Operations related to on-going litigation matters, which had not yet been settled.

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

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, the Company issued materially false and misleading statements or failed to disclose information regarding the Company’s business, operational and compliance policies, including with respect to its former Chief Executive Officer’s expense submissions and the Company’s internal controls. The lawsuit further alleged that the Company’s financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against Polycom and granted plaintiffs leave to amend. The lead plaintiff filed a second complaint on May 4, 2015. Polycom and the individual defendants moved to dismiss the second amended complaint on June 26, 2015. On January 8, 2016, the parties executed a settlement agreement. The proposed settlement is subject to, and contingent upon, the Court’s review and approval. The lead plaintiff moved for preliminary approval of the settlement. That motion is pending. If the settlement is approved, the settlement payment will be made by Polycom’s insurance carrier.

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

Standby Letters of Credit

The Company has standby letters of credit totaling approximately $1.5 million, and $7.2 million at December 31, 2015 and 2014, respectively.

Leases

The Company leases certain office facilities and equipment under noncancelable operating leases expiring between 2016 and 2023. As of December 31, 2015, the following future minimum lease payments are due under the current lease obligations (in thousands). In addition to these minimum lease payments, the Company is contractually obligated under the majority of its operating leases to pay certain operating expenses during the term of the lease such as maintenance, taxes and insurance.

	Gross		Net
	Minimum		Minimum
	Lease	Sublease	Lease
Year Ending December 31,	Payments	Receipts	Payments
2016	$26,369	$(2,499)	$23,870
2017	23,331	(2,932)	20,399
2018	18,378	(2,802)	15,576
2019	16,737	(2,271)	14,466
2020	13,987	(1,050)	12,937
Thereafter	18,643	(89)	18,554
Total	$117,445	$(11,643)	$105,802

Rent expense, including the effect of any future rent escalations or rent holiday periods, is recognized on a straight-line basis over the term of the lease, which is deemed to commence upon the Company gaining access and control of the facility. Rent expense for the years ended December 31, 2015, 2014, and 2013 was $23.5 million, $26.8 million, and $32.3 million, respectively.

13. Foreign Currency Derivatives

The Company maintains a foreign currency risk management program that is designed to reduce the volatility of the Company’s economic value from the effects of unanticipated currency fluctuations. International operations generate both revenues and costs denominated in foreign currencies. The Company’s policy is to hedge significant foreign currency revenues and costs to improve margin visibility and reduce earnings volatility associated with unexpected changes in currency. The Company also hedges its net foreign currency monetary assets and liabilities, primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates.

Non-Designated Hedges

The Company executes non-designated foreign exchange forward contracts of foreign currency denominated receivables and payables, primarily denominated in Euros, British Pounds, Israeli Shekels, Brazilian Reals, Chinese Yuan, and Mexican Pesos. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2015 of the outstanding non-designated hedges (foreign currency and dollar amounts in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	18,557	$4,752	Buy	—	$—	—
Brazilian Real	36,378	$9,141	Sell	—	$—	—
Chinese Yuan	—	$—	—	85,718	$13,364	Buy
Chinese Yuan	81,970	$12,703	Sell	—	$—	—
Euro	27,878	$30,365	Buy	17,876	$21,249	Buy
Euro	31,275	$33,998	Sell	62,745	$74,084	Sell
British Pound	5,800	$8,587	Buy	20,420	$31,326	Buy
British Pound	5,555	$8,214	Sell	24,937	$38,446	Sell
Israeli Shekel	10,530	$2,728	Buy	66,322	$17,012	Buy
Israeli Shekel	57,984	$14,961	Sell	—	$—	—
Mexican Peso	18,178	$1,051	Buy	—	$—	—
Mexican Peso	36,063	$2,127	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the Consolidated Statements of Operations (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
	Year Ended December 31, 2015
Foreign exchange contracts	Interest and other income (expense), net	$5,440
	Year Ended December 31, 2014
Foreign exchange contracts	Interest and other income (expense), net	$6,708
	Year Ended December 31, 2013
Foreign exchange contracts	Interest and other income (expense), net	$(411)

Cash Flow Hedges

The Company designates forward contracts as cash flow hedges of foreign currency revenues and expenses, primarily the Chinese Yuan, Euro, British Pound and Israeli Shekel. All foreign exchange contracts are carried at fair value on the Consolidated Balance Sheets and the maximum duration of foreign exchange forward contracts do not exceed 13 months.

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the Consolidated Statements of Operations for the periods presented (in thousands):

	Gain or (Loss) Recognized in OCI-Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income Effective Portion	Location of Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Year Ended December 31, 2015
Foreign exchange contracts	$4,954	Product revenues	$14,028	Interest and other income (expense), net	$468
		Cost of revenues	(1,597)
		Sales and marketing	(3,864)
		Research and development	(800)
		General and administrative	(1,388)
	$4,954		$6,379		$468

	Year Ended December 31, 2014

Foreign exchange contracts	$3,627	Product revenues	$1,170	Interest and other income (expense), net	$109
		Cost of revenues	320
		Sales and marketing	772
		Research and development	86
		General and administrative	(7)
	$3,627		$2,341		$109

	Year Ended December 31, 2013

Foreign exchange contracts	$1,374	Product revenues	$207	Interest and other income (expense), net	$368
		Cost of revenues	279
		Sales and marketing	233
		Research and development	1,425
		General and administrative	164
	$1,374		$2,308		$368

(a)	For the year ended December 31, 2015, 2014 and 2013, there were no gains or losses for the ineffective portion.

As of December 31, 2015, the Company estimated that all values reported in “Accumulated other comprehensive (loss) income” in the Consolidated Statement of Stockholders’ Equity will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Interest and other income (expense), net” on the Consolidated Statements of Operations. There were no ineffective portions of gains or losses from cash flow hedges in the years ended December 31, 2015, 2014 and 2013.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent, at December 31, 2015 of the outstanding cash flow hedges, all of which are carried at fair value on the Consolidated Balance Sheet (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	—	$—	—	122,082	$18,725	Buy
Euro	—	$—	—	26,824	$29,932	Buy
Euro	—	$—	—	73,655	$82,077	Sell
British Pound	—	$—	—	24,379	$37,070	Buy
British Pound	—	$—	—	34,363	$51,741	Sell
Israeli Shekel	24,900	$6,467	Buy	9,678	$2,465	Buy

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of December 31, 2015. See Note 10 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the consolidated financial statements on a recurring basis. The following table sets forth the Company’s derivative instruments measured at gross fair value as reflected in the Consolidated Balance Sheets (in thousands):

	December 31, 2015		December 31, 2014
	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments	Fair Value of Derivatives Designated as Hedge Instruments	Fair Value of Derivatives Not Designated as Hedge Instruments
Derivative assets (a):
Foreign exchange contracts	$2,283	$8,113	$5,501	$8,841
Derivative liabilities (b):
Foreign exchange contracts	$2,269	$3,762	$4,041	$4,134

(a)	All derivative assets are recorded as ”Prepaid expenses and other current assets” in the Consolidated Balance Sheets.
(b)	All derivative liabilities are recorded as ”Other accrued liabilities” in the Consolidated Balance Sheets.

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

The following table sets forth the offsetting of derivative assets (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of December 31, 2015:
Foreign exchange contracts	$10,396	$—	$10,396	$(5,413)	$—	$4,983
As of December 31, 2014:
Foreign exchange contracts	$14,342	$—	$14,342	$(8,175)	$—	$6,167

The following table sets forth the offsetting of derivative liabilities (in thousands):

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of December 31, 2015:
Foreign exchange contracts	$6,031	$—	$6,031	$(5,413)	$—	$618
As of December 31, 2014:
Foreign exchange contracts	$8,175	$—	$8,175	$(8,175)	$—	$—

14. Stockholders’ Equity

Share Repurchase Programs

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or through privately negotiated transactions. In July 2014, the Company’s Board of Directors approved a share repurchase plan (“the 2014 repurchase plan”) under which the Company may at its discretion purchase shares in the open market with an aggregate value of up to $200 million. The Company expects to fund the share repurchases through cash on hand and future cash flow from operations. In 2015 and 2014, the Company purchased 7.0 million and 3.8 million shares, respectively, of common stock for cash of $90.0 million and $50.0 million, respectively, from the open market.

The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares. As of December 31, 2015, the Company had a remaining authorization of purchase up to an additional $60.1 million worth of shares in the open market under the 2014 repurchase plan.

In 2014, the Company purchased 3.8 million shares of common stock for cash of $50.0 million from the open market and received 1.5 million shares upon settlement of the accelerated share repurchase contracts discussed below. In 2013, the Company purchased 45.2 million shares of common stock for cash of $502.3 million, including the shares purchased through a tender offer and an accelerated share repurchase program as discussed below.

Accelerated Share Repurchase Agreements

On December 4, 2013, the Company entered into separate accelerated share repurchase (“ASR”) agreements with two financial institutions to repurchase an aggregate of $114.6 million of common stock as part of the last phase of the Company’s $400 million Return of Capital Program. Under the terms of the ASR agreements, the Company paid an aggregate $114.6 million of cash and received an initial delivery of approximately 8.0 million shares in December 2013. The ASR contracts were settled in June 2014, whereby the Company received an additional 1.5 million shares upon settlement. The aggregate 9.5 million shares ultimately purchased under the ASR program was determined based on the Company’s volume-weighted average stock price (“VWAP”) less an agreed upon discount during the term of the transactions. Total shares repurchased were immediately retired upon delivery and accounted for as a reduction to stockholders’ equity. The costs associated with the ASR transactions were recorded as an adjustment to the stockholders’ equity. Additionally, the Company accounted for the ASR transactions as repurchases of common stock for the purpose of calculating its earnings per share when the shares were received.

Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated other comprehensive income, net of tax, by component (in thousands). The tax effects were not shown separately, as the impacts were not material.

	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2013	$80	$73	$4,219	$4,372
Other comprehensive income (loss) before reclassifications	3,627	(115)	(1,422)	2,090
Amounts reclassified from accumulated other comprehensive income (a)	(2,341)	(10)	—	(2,351)
Net current-period other comprehensive income (loss)	1,286	(125)	(1,422)	(261)
Balance as of December 31, 2014	$1,366	$(52)	$2,797	$4,111
Other comprehensive income (loss) before reclassifications	4,954	(159)	(3,744)	1,051
Amounts reclassified from accumulated other comprehensive income (a)	(6,379)	14	—	(6,365)
Net current-period other comprehensive loss	(1,425)	(145)	(3,744)	(5,314)
Balance as of December 31, 2015	$(59)	$(197)	$(947)	$(1,203)

(a)

See Note 13 for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive (loss) income into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Interest and other income (expense), net” in the Consolidated Statements of Operations, net of taxes.

15. Stock-Based Employee Benefit Plans

Equity Incentive Plans

Polycom’s equity incentive plans provide for, among other award types, stock options, restricted stock units, and performance shares to be granted to employees and non-employee directors. On May 26, 2011, stockholders approved the 2011 Equity Incentive Plan (“2011 Plan”) and reserved for issuance under the 2011 Plan of 19,800,000 shares, terminating any remaining shares available for grant under the 2004 Equity Incentive Plan (“2004 Plan”) as of such date. On June 5, 2013, shareholders approved the addition of 10,500,000 shares to the available shares for issuance under the 2011 Plan. Shareholders also approved an additional 5,600,000 shares to the available shares for issuance under the 2011 Plan on May 27, 2015. Finally, to the extent any shares, not to exceed 13,636,548 shares, would have been returned to our 2004 Plan after May 26, 2011, on account of the expiration, cancellation or forfeiture of awards granted under our 1996 Stock Incentive Plan or the 2004 Plan, those shares instead have been added to the reserve of shares available under the 2011 Plan.

Activity under the above plans for the year ended December 31, 2015 was as follows:

Shares Available for Grant (1)
Balances, December 31, 2014	13,439,432
Additional shares available for grant (2)	5,600,000
Performance shares granted (3)	(1,709,336)
Performance shares forfeited	352,930
Restricted stock units granted	(5,050,548)
Restricted stock units forfeited	1,291,177
Options granted	—
Options forfeited	10,193
Options expired	8,480
Balances, December 31, 2015	13,942,328

(1)	For purpose of above table, shares are counted on a fungible basis (i.e., at a higher multiplier than one-for-one) for full value award activity.
(2)	Approved by stockholders on May 27, 2015.
(3)	Includes 131,212 additional shares (202,066 shares applying the applicable fungible ratio) resulting from above target performance.

Stock Options

Under the terms of the 2004 Plan and the 2011 Plan, options may not be granted at prices lower than fair market value at the date of grant. Options granted expire seven years from the date of grant and are only exercisable upon vesting. The Company settles employee stock option exercises with newly issued common shares. There were no stock options granted in 2015, 2014 and 2013.

Activity under the stock option plans for the year ended December 31, 2015 was as follows:

	Outstanding Options
	Number of Shares	Weighted Avg Exercise Price	Weighted Avg Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balances, December 31, 2014	240,493	$11.62
Options granted	—	—
Options exercised	(53,219)	$11.65
Options forfeited	(10,193)	$11.61
Options expired	(8,480)	$11.74
Balances, December 31, 2015	168,601	$11.61	3.41	$165,685

All stock options granted were fully vested and exercisable as of December 31, 2015. The total pre-tax intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.1 million, $0.2 million and $0.3 million, respectively.

The options outstanding and currently exercisable by exercise price at December 31, 2015 are as follows:

	Stock Options Outstanding and Exercisable
Range of Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (Yrs)	Weighted Average Exercise Price
$0.75	42	4.06	$0.75
$11.61	168,559	3.41	$11.61
	168,601	3.41	$11.61

As of December 31, 2015, all 168,601 outstanding options were exercisable at a weighted average exercise price of $11.61. As of December 31, 2015 all compensation cost related to stock options has been recognized.

Performance Shares and Restricted Stock Units

The Compensation Committee of the Board of Directors may also grant performance shares and restricted stock units (“RSUs”) under the 2011 Plan to officers, non-employee directors, and certain other employees as a component of the Company’s broad-based equity compensation program. Performance shares represent a commitment by the Company to deliver shares of Polycom common stock at a future point in time, subject to the fulfillment by the Company of pre-defined performance criteria. Such awards will be earned only if performance targets over the performance periods established by or under the direction of the Compensation Committee are met. The number of performance shares subject to vesting is determined at the end of a given performance period. Generally, if the performance criteria is achieved, performance shares will vest over a period of one to three years from the anniversary of the grant date. RSUs are time-based awards that generally vest over a period of one to three years from the date of grant.

The Company granted performance shares to certain employees and executives, which contain a market condition based on Total Shareholder Return (“TSR”) and which measure the Company’s relative performance against the NASDAQ Composite Index. Such performance shares will be delivered in common stock at the end of the vesting period based on the Company’s actual performance compared to the target performance criteria and may equal from zero percent (0%) to one hundred fifty percent (150%) of the target award. The fair value of a performance share with a market condition is estimated on the date of award, using a Monte Carlo simulation model to estimate the total return ranking of the Company’s stock among the NASDAQ Composite Index companies over each performance period.

The Company also granted RSUs. The fair value of RSUs is based on the closing market price of the Company’s common stock on the date of award. The awards will be delivered in common stock at the end of each vesting period. Stock-based compensation expense for the RSUs is recognized using the graded vesting method.

In addition, the Company granted RSUs to non-employee directors. The awards vest quarterly over approximately one year from the date of grant. The fair value of these awards is based on the closing market price of the Company’s common stock on the date of grant. Stock-based compensation expense for these awards is amortized over six months from the date of grant due to voluntary termination provisions contained in the underlying agreements.

The following table summarizes the changes in unvested performance shares, RSUs and non-employee director RSUs for 2015:

	Number of Shares (1)	Weighted Average Grant Date Fair Value
Unvested shares at December 31, 2014	6,825,691	$12.26
Performance shares granted (2)	1,109,959	$14.07
Restricted stock units granted (3)	3,279,577	$13.49
Performance shares vested and issued	(782,210)	$13.81
Restricted stock units vested and issued	(2,670,181)	$12.47
Performance shares forfeited	(217,108)	$12.54
Restricted stock units forfeited	(803,545)	$12.34
Unvested shares at December 31, 2015	6,742,183	$12.88

(1)	For the purposes of this table, shares are counted on a one-for-one basis, not on a fungible share counting basis.
(2)	Includes 131,212 additional shares resulting from above target performance.
(3)	Includes 135,000 restricted stock units granted to non-employee directors.

As of December 31, 2015, there was approximately $33.4 million, of total unrecognized compensation cost related to unvested awards, which is expected to be recognized over a weighted-average period of one year. The total fair value of shares vested in 2015, 2014 and 2013 was $44.1 million, $46.1 million, and $44.2 million, respectively.

Employee Stock Purchase Plan

Under the current Employee Stock Purchase Plan (“ESPP”), the Company can grant stock purchase rights to all eligible employees during a two-year offering period with purchase dates at the end of each six-month purchase period (each January and July). Participants lock in a purchase price per share at the beginning of the offering period upon plan enrollment. If the stock price on any subsequent offering period enrollment date is less than the lock-in price, the ESPP has a reset feature that automatically withdraws and re-enrolls participants into a new two-year offering period. Further, the ESPP permits participants to increase or decrease contribution elections at the end of a purchase period for future purchase periods within the same offering period. Shares are purchased through employees’ payroll deductions, currently up to a maximum of 15% of employees’ compensation, at purchase prices equal to 85% of the lesser of the fair market value of the Company’s common stock at either the date of the employee’s entrance to the offering period or the purchase date. No participant may purchase more than $25,000 worth of common stock in any one calendar year period, or 10,000 shares of common stock on any one purchase date. As of December 31, 2015, there were 9,164,481 shares available to be issued under the ESPP. A total of 2,150,586 shares, 2,944,069 shares, and 2,904,287 shares were purchased in 2015, 2014, and 2013, respectively, at an average per share price of $9.89, $7.55, and $7.41, respectively.

During the three months ended September 30, 2015, the Company modified the terms of certain existing awards under its ESPP as a result of the reset feature of the ESPP plan, and incurred a cumulative $7.1 million of incremental expense to be recognized over the vesting term. Approximately $2.3 million of the incremental expense was recognized in 2015.

Stock-Based Compensation Expense

The following table summarizes stock-based compensation expense recorded and its allocation within the Consolidated Statements of Operations (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cost of product revenues	$2,917	$2,463	$2,892
Cost of service revenues	4,711	4,293	5,852
Stock-based compensation expense included in cost of revenues	7,628	6,756	8,744

Sales and marketing	13,187	14,893	26,570
Research and development	9,307	10,299	15,634
General and administrative	15,017	16,012	13,517
Stock-based compensation expense included in operating expenses	37,511	41,204	55,721
Stock-based compensation expense related to employee equity awards and employee stock purchases	45,139	47,960	64,465
Tax benefit	8,171	9,492	11,174
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$36,968	$38,468	$53,291

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

The estimated fair value per share of employee stock purchase rights granted pursuant to ESPP in 2015, 2014, and 2013 ranged from $2.56 to $4.27, from $2.80 to $4.48, and from $2.60 to $4.57, respectively, and was estimated on the date of grant using the Black-Scholes option valuation model based on the following assumptions:

	2015	2014	2013
Expected volatility	28.08-30.73%	26.47-32.18%	42.40-48.89%
Risk-free interest rate	0.07-0.68%	0.05-0.47%	0.08-0.35%
Expected dividends	0.0%	0.0%	0.0%
Expected life (years)	0.49-2.0	0.5-2.0	0.5-2.0

The fair value of employee stock purchase rights is recognized as expense using the graded vesting method.

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

The risk-free interest rate assumption is based upon published interest rates appropriate for the expected life of the Company’s employee stock purchase rights.

The dividend yield assumption is based on the Company’s history of not paying dividends and no future expectations of dividend payouts.

The expected life of employee stock purchase rights represents the contractual terms of the underlying program.

16. Employee Benefit Plan

The Company has a defined contribution benefit plan under Section 401(k) of the Internal Revenue Code (the “Polycom 401(k) Plan”), which covers substantially all U.S. employees. Eligible employees may elect to contribute pre-tax amounts to the Polycom 401(k) Plan, through payroll deductions, subject to certain limitations. The Company does not offer its own stock as an investment option in the Polycom 401(k) Plan. The Company matches in cash 50% of the first 6% of compensation employees contribute to the Polycom 401(k) Plan, up to a certain maximum per participating employee per year. All matching contributions are 100% vested after one year of employment.

The Company’s contributions to the Polycom 401(k) Plan totaled approximately $2.7 million, $2.8 million, and $3.0 million in 2015, 2014, and 2013, respectively.

17. Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income tax expense from continuing operations
Current
Federal	$4,486	$(2,843)	$(953)
State	360	(235)	(72)
Foreign	8,176	8,352	8,604
	$13,022	$5,274	$7,579
Deferred
Federal	$202	$(2,562)	$(10,715)
State	43	(273)	(818)
Foreign	2,677	(1,483)	285
	$2,922	$(4,318)	$(11,248)
Total income tax expense (benefit) from continuing operations	$15,944	$956	$(3,669)
Income tax expense from discontinued operations	$—	$—	$96

Income from continuing operations before income taxes is categorized geographically as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$15,998	$(2,317)	$(17,823)
Foreign	69,921	45,332	(4,381)
Total income (loss) from continuing operations before income taxes	$85,919	$43,015	$(22,204)

The Company’s tax provision from continuing operations differs from the provision computed using statutory tax rates as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Federal tax at statutory rate	$30,071	$15,055	$(7,771)
State taxes, net of federal benefit	1,129	(508)	(1,571)
Non-deductible share-based compensation expense	1,138	(346)	2,900
Foreign income at tax rates different than U.S. rates	(17,715)	(14,025)	7,104
Changes in reserves for uncertain tax positions	(751)	(756)	(2,497)
Research and development tax credit	(1,612)	(1,898)	(4,243)
Domestic production activities deduction	—	(22)	(757)
Non-deductible executive compensation expense	725	778	460
Subpart F income	1,018	679	716
Non-deductible acquisition and divestiture costs	146	(4)	(355)
Sale of intellectual property	947	2,115	2,947
Foreign tax credit	(625)	(317)	(359)
Other	1,473	205	(243)
Tax provision (benefit)	$15,944	$956	$(3,669)

The tax effects of temporary differences that give rise to the deferred tax assets (liabilities) are presented below (in thousands):

	December 31,
	2015	2014
Property and equipment, net, principally due to difference in depreciation	$9,154	$7,534
Acquired intangibles	4,942	4,490
Inventory	5,824	5,685
Restructuring reserves	7,222	13,722
Deferred revenue	11,852	10,964
Other reserves	21,791	20,400
Share-based compensation	10,616	11,910
Net operating loss and capital loss carryforwards	6,512	2,535
Tax credit carryforwards	25,512	21,237
Deferred tax asset	103,425	98,477
Capitalized research and development costs	(560)	(766)
Acquired intangibles	(1,759)	(1,843)
Deferred tax asset before valuation allowance	$101,106	$95,868
Valuation allowance	(11,375)	(3,216)
Deferred tax asset, net of valuation allowance	$89,731	$92,652

As of December 31, 2015, the Company had approximately $6.3 million in tax effected net operating loss carryforwards, $0.3 million in tax effected capital loss carryforwards and $25.5 million in tax effected credit carryforwards. The net operating loss carryforwards and credits include $1.4 million and $0.1 million, respectively, related to acquisitions and, as a result, are limited in the amount that can be recognized in any one year. The capital and net operating loss carryforward assets begin to expire in 2019 and tax credit carryforwards begin to expire in 2016. Included in the net deferred tax asset balance is an $11.4 million valuation allowance, $3.0 million of which relates to research credits in a jurisdiction with a history of credits in excess of taxable profits, and $8.4 million of which includes net operating losses of $4.4 million and other deferred tax assets of $4.0 million for a foreign subsidiary that has a history of losses.

The Company provides for U.S. income taxes on the earnings of foreign subsidiaries unless they are considered permanently invested outside of the U.S. At December 31, 2015, the cumulative amount of earnings upon which U.S. income tax has not been provided is approximately $403.8 million. It is not practicable to determine the income tax liability that might be incurred if these earnings were to be repatriated to the U.S.

Excess tax benefits associated with stock option exercises are credited to stockholders’ equity. The reduction of income taxes payable resulting from the exercise of employee stock options and other employee stock programs that was credited to stockholders’ equity was approximately $2.7 million for the year ended December 31, 2015.

As a result of certain employment and capital investment actions, the Company’s income in certain foreign countries is subject to reduced tax rates. A portion of these tax incentives expired in 2015, and the majority of the remaining tax incentives will expire in 2016, however, the Company intends to reapply for the incentives. The income tax benefit attributable to tax incentives was estimated to be $3.9 million ($0.03 per share) in 2015, of which $2.7 million was based on tax incentives that are set to expire at the end of fiscal 2016. The income tax benefit attributable to tax incentives was estimated to be $3.1 million ($0.02 per share) in 2014, of which approximately $0.2 million was based on tax incentives that expired at the end of fiscal 2015. As of December 31, 2013, the income tax benefits attributable to tax incentives were estimated to be $1.7 million ($1.01 per share).

On July 27, 2015, the United States Tax Court (the "Court") issued a taxpayer-favorable opinion with respect to Altera Corporation ("Altera")’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. The Tax Court opinion will not be complete until the tax computation is finalized and entered into the Tax Court record. The Tax Court granted the IRS an additional extension of time to submit their tax computation by November 12, 2015. Upon the finalization of the tax computation, the Tax Court opinion became final, and the IRS has a 90 day period to appeal. If the IRS appeals, it could take two to three years for the litigation to be resolved. The Company is currently unable to predict if the IRS will appeal the opinion and the outcome of any such appeal.  As such, no adjustment to the consolidated financial statement is recorded at this time. The Company is monitoring this case for any material impact to the Consolidated Financial Statements and its potential favorable implications to the Company’s cost-sharing arrangement.

In 2015, 2014 and 2013, the Company recorded reserve reductions of $1.9 million, $0.9 million, and $2.4 million, respectively, all of which were due to the expiration of statutes of limitation in both the U.S and foreign jurisdictions.

The aggregate changes in the balance of the Company’s gross unrecognized tax benefits were as follows for the periods indicated (in thousands):

	December 31,
	2015	2014	2013
Beginning balance	$21,642	$22,012	$23,049
Additions based on tax positions taken during the current period	441	531	1,414
Reductions related to a lapse of applicable statue of limitations	(1,956)	(901)	(2,451)
Ending balance	$20,127	$21,642	$22,012

The unrecognized tax benefits would affect income tax expense if recognized. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2015 and December 31, 2014, the Company had approximately $1.9 million and $1.6 million, respectively, of accrued interest and penalties related to uncertain tax positions.

By the end of 2016, uncertain tax positions may be reduced as a result of a lapse of the applicable statutes of limitations or the resolutions of ongoing audits in various jurisdictions. The Company anticipates that the reduction in 2016 will approximate $1.3 million and the reserve releases would be recorded as adjustments to tax expense in the period released.

The Company files income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years prior to 2012. Foreign income tax matters for most foreign jurisdictions have been concluded for years through 2009, except India which is concluded through March 2007, and Brazil, China, Israel, and Singapore which have been concluded for years through 2010 and France which has been concluded for years through 2011.

18. Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per-share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator
Net income (loss) from continuing operations	$69,975	$42,059	$(18,535)
Gain from sale of discontinued operations, net of taxes	—	—	459
Net income (loss)	$69,975	$42,059	$(18,076)
Denominator
Weighted average shares outstanding, basic	133,581	136,801	167,272
Effect of dilutive potential common shares	3,813	5,204	—
Weighted average shares outstanding, diluted	137,394	142,005	167,272

Basic net income (loss) per share
Net income (loss) per share from continuing operations	$0.52	$0.31	$(0.11)
Gain per share from sale of discontinued operations, net of taxes	—	—	—
Basic net income (loss) per share	$0.52	$0.31	$(0.11)
Diluted net income (loss) per share
Net income (loss) per share from continuing operations	$0.51	$0.30	$(0.11)
Gain per share from sale of discontinued operations, net of taxes	—	—	—
Diluted net income (loss) per share	$0.51	$0.30	$(0.11)

Antidilutive employee stock-based awards, excluded	449	213	5,045

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

19. Business Segment Information

The Company conducts its business globally and is managed geographically in three segments: (1) Americas, which consists of North America and CALA reporting units; (2) EMEA; and (3) APAC. The segments are determined in accordance with how management views and evaluates the Company’s business and allocates its resources, and are based on the criteria as outlined in the authoritative guidance.

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

Financial information for each reportable geographical segment as of and for the fiscal years ended December 31, 2015, 2014, and 2013, based on the Company’s internal management system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, is as follows (in thousands):

	Americas	EMEA	APAC	Total
2015:
Revenue	$617,211	$336,894	$313,120	$1,267,225
% of total revenue	49%	26%	25%	100%
Contribution margin	$236,482	$141,744	$147,512	$525,738
% of segment revenue	38%	42%	47%	41%

2014:
Revenue	$662,533	$349,821	$332,800	$1,345,154
% of total revenue	49%	26%	25%	100%
Contribution margin	$270,265	$150,426	$140,365	$561,056
% of segment revenue	41%	43%	42%	42%

2013:
Revenue	$694,522	$338,035	$335,832	$1,368,389
% of total revenue	50%	25%	25%	100%
Contribution margin	$270,786	$142,686	$136,462	$549,934
% of segment revenue	39%	42%	41%	40%

At December 31, 2015:
Gross accounts receivable	$97,742	$78,726	$66,443	$242,911
% of total gross accounts receivable	40%	33%	27%	100%
At December 31, 2014:
Gross accounts receivable	$88,316	$62,540	$63,808	$214,664
% of total gross accounts receivable	41%	29%	30%	100%

*

The United States and China, individually, accounted for more than 10% of the Company’s revenues in 2015, 2014 and 2013. Net revenues in the United States were $528.0 million, $565.9 million, and $589.6 million for the years ended December 31, 2015, 2014, and 2013, respectively. Net revenues in China were $143.4 million, $144.7 million, and $147.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, 2014, and 2013, one customer, ScanSource, accounted for 20%, 17%, and 16%, respectively, of the Company’s revenues. At December 31, 2015, 2014, ScanSource accounted for 20% and 19%, respectively, of total gross accounts receivable.

The following tables set forth the reconciliation of segment information to Polycom consolidated totals (in thousands):

	Year Ended December 31,
	2015	2014	2013
Segment contribution margin	$525,738	$561,056	$549,934
Corporate and unallocated costs	(370,368)	(409,700)	(430,471)
Stock-based compensation	(45,139)	(47,960)	(64,465)
Effect of stock-based compensation cost on warranty expense	(336)	(494)	(547)
Amortization of purchased intangibles	(10,451)	(12,816)	(19,750)
Restructuring costs	(11,096)	(40,347)	(48,470)
Litigation reserves and payments	—	(3,130)	—
Transaction-related costs	(574)	(156)	(3,424)
Interest and other income (expense), net	(1,855)	(3,438)	(5,011)
Income (loss) from continuing operations before provision for (benefit from) income taxes	$85,919	$43,015	$(22,204)

The following table sets forth the Company’s revenues by groups of similar products and services as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Revenues:
UC group systems	$772,744	$868,311	$904,923
UC personal devices	267,249	236,781	219,103
UC platform	227,232	240,062	244,363
Total	$1,267,225	$1,345,154	$1,368,389

The Company’s fixed assets, net of accumulated depreciation, are located in the following geographical areas (in thousands):

	December 31,
	2015	2014
United States	$77,082	$78,692
EMEA	10,149	11,254
APAC	13,486	17,663
Other	1,136	1,586
Total	$101,853	$109,195

No single country outside of the United States has more than 10% of total net fixed assets as of December 31, 2015 and 2014.

FINANCIAL STATEMENT SCHEDULE—SCHEDULE II

POLYCOM, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts	$3,040	$—	$(17)	$3,023
Sales returns and allowances	$37,350	$135,395	$(124,378)	$48,367
Income tax valuation allowances	$3,216	$8,620	$(461)	$11,375
Year ended December 31, 2014
Allowance for doubtful accounts	$2,827	$600	$(387)	$3,040
Sales returns and allowances	$34,654	$86,649	$(83,953)	$37,350
Income tax valuation allowances	$3,359	$—	$(143)	$3,216
Year ended December 31, 2013
Allowance for doubtful accounts	$2,921	$—	$(94)	$2,827
Sales returns and allowances	$37,422	$93,101	$(95,869)	$34,654
Income tax valuation allowances	$3,161	$460	$(262)	$3,359

S-1

INDEX TO EXHIBITS

Exhibit No.	Description
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

3.2

Amended and Restated Bylaws of Polycom, Inc., as amended effective February 16, 2016 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 17, 2016).

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

10.2

Credit Agreement, dated as of September 13, 2013, by and among the Registrant, the guarantors from time to time party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2013).

10.3*

Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective July 30, 2014 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2014).

10.4*

Form of Amended and Restated Change of Control Severance Agreement (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 2015).

10.5*

Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.6*

Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.7*	Performance Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 25, 2012).
10.8*	Polycom, Inc. Management Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).
10.9*

Polycom, Inc. 2011 Equity Incentive Plan, as amended and restated May 27, 2015 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2015).

10.10*

Polycom, Inc. 2005 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 11, 2014).

10.11*

Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.12*

Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.13*

Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

Exhibit No.	Description
10.14*

Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.15*

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

10.20*	Form of Stock Option Agreement for Officers (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).
10.21*

Form of Stock Option Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

10.22*

Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2013).

10.23*	Form of Performance Share Agreement for Officers (which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2014).
10.24*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2014).
10.25*

Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2015).

10.26*

Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2015).

10.27*

Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2015).

10.28*

Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2015).

10.29*

Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2015).

10.30*

Offer Letter with Peter A. Leav, dated November 20, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2013).

10.31*

Amended and Restated Change of Control Severance Agreement with Peter A. Leav, effective as of August 6, 2015 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2015).

21.1(1)	Subsidiaries of the Registrant.
23.1(1)	Consent of Independent Registered Public Accounting Firm.
24.1(1)	Power of Attorney (included on page 65 of this Annual Report on Form 10-K).
31.1(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document

Exhibit No.	Description
101.SCH	XBRL Taxonomy Extension Schema Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed herewith.