Form 10-K/A
period 2015-12-31
POLYCOM INC
filed 2016-04-28
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

135,620,260 shares of the Registrant’s common stock were outstanding as of April 21, 2016.

EXPLANATORY NOTE

On February 29, 2016, we filed an Annual Report on Form 10-K for our fiscal year ended December 31, 2015 (the “Original Form 10-K”) with the U.S. Securities and Exchange Commission (“SEC”). This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends Part III of the Original Form 10-K to include information that we, in reliance on General Instruction G(3) to Form 10-K, originally intended to be incorporated by reference from our definitive proxy statement for our next annual meeting of stockholders. General Instruction G(3) to Form 10-K permits registrants to incorporate by reference certain information from a definitive proxy statement that involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after the end of a company’s fiscal year. We will not file our definitive proxy statement involving the election of directors within 120 days of the end of our fiscal year as originally intended. Accordingly, we are amending Part III of the Original Form 10-K as set forth below.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.

Except as stated herein, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K with the SEC on February 29, 2016, and no attempt has been made in this Amendment No. 1 to modify or update other disclosures as presented in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

The names of each of our executive officers, their ages, their positions with Polycom and other biographical information as of April 18, 2016, are set forth below.

Name	Age	Position(s)
Peter A. Leav (1)	45	Chief Executive Officer, President and Director
Laura J. Durr	55	Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
Sayed M. Darwish	50	Chief Legal Officer, Executive Vice President of Corporate Development and Secretary
Michael J. Frendo	55	Executive Vice President of Worldwide Engineering

(1)	Member of the Board of Directors.

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. There is no family relationship between any of our executive officers or directors.

Biographical information about Mr. Leav is set forth under “Directors of the Registrant” below.

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

Directors of the Registrant

The names of each member of our Board of Directors (the “Board”), their ages, their positions with Polycom and other biographical information as of April 18, 2016, are set forth below. There are no family relationships among any of our directors or executive officers. Beneath the biographical details of each director listed below, we have also detailed the specific experience, qualifications, attributes or skills of each director that led the Board to conclude that each director should serve on the Board.

Name	Age	Position
Peter A. Leav	45	Chief Executive Officer, President and Director
Martha H. Bejar (1)(2)	54	Director
Gary J. Daichendt (3)	64	Chairman of the Board of Directors
Robert J. Frankenberg (1)(2)	68	Director
John A. Kelley, Jr. (2)(3)	66	Director
D. Scott Mercer (1)(3)	65	Director

(1)	Member of Audit Committee
(2)	Member of Compensation Committee
(3)	Member of Corporate Governance and Nominating Committee

Peter A. Leav has been a director of Polycom and Polycom’s President and Chief Executive Officer since December 2013. Prior to joining Polycom, Mr. Leav served as Executive Vice President and President, Industry and Field Operations of NCR Corporation, a global technology company, from June 2012 to November 2013. Mr. Leav served as Executive Vice President, Global Sales, Professional Services and Consumables of NCR from November 2011 to June 2012, and as Senior Vice President, Worldwide Sales of NCR from January 2009 to October 2011. Prior to joining NCR, he served as Corporate Vice President and General Manager of Motorola, Inc., a provider of mobility products and solutions across broadband and wireless networks, from November 2008 to January 2009, as Vice President and General Manager from December 2007 to November 2008, and as Vice President of Sales from December 2006 to December 2007. From November 2004 to December 2006, Mr. Leav was Director of Sales for Symbol Technologies, Inc., an information technology company. Prior to this position, Mr. Leav was Regional Sales Manager at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, from July 2000 to November 2004. Mr. Leav has served on the board of directors of HD Supply, Inc. since October 2014. Mr. Leav holds a B.A. from Lehigh University.

Qualifications to serve as director: Mr. Leav is uniquely qualified to contribute to Polycom’s future delivery on its strategic initiatives through his strong background in operations, general management and sales, spanning more than 20 years in the communications, technology and services industry. During his career, Mr. Leav has a proven track record of driving revenue and shareholder value, while leading global organizations at such companies as NCR and Motorola and regional organizations at Cisco Systems and Tektronix. In addition, Mr. Leav has a comprehensive understanding of Polycom’s business, operations, competition and financial position.

Martha H. Bejar has been a director of Polycom since October 2013. Ms. Bejar has served as co-founder of Red Bison Advisory Group LLC, a company involved in providing telecommunications and enterprise technology solutions, since January 2014. Previously, Ms. Bejar served as Chief Executive Officer and director of Flow Mobile, Inc., a communications company offering broadband wireless access services, from January 2012 to December 2015. Prior to joining Flow Mobile, Ms. Bejar served as chairperson and Chief Executive Officer of Wipro Infocrossing, a U.S.-based cloud services affiliate of Wipro Limited, from March 2011 to January 2012. Ms. Bejar served as President of Worldwide Sales and Operations at Wipro Technologies Inc., an information technology services affiliate of Wipro Limited, from June 2009 to April 2011. From 2007 to 2009, Ms. Bejar worked at Microsoft, Inc., a computer software company, where she was corporate vice president for the communications sector. Prior to joining Microsoft, Ms. Bejar held various positions at Nortel Networks Corporation, a telecommunications and data networking company, including as Regional President from 2004 to 2007, President of North America Sales, Sales Engineering and Sales Operations from 2002 to 2004 and General Manager from 1997 to 2002. Ms. Bejar has served on the board of directors of CenturyLink, Inc. since January 2016 as well as the boards of a number of private and non-profit companies. Ms. Bejar received an Advanced Management Program degree from Harvard University Business School and holds a B.S. in Industrial Engineering from the University of Miami, and a Masters in Business Administration from Nova Southeastern University.

Qualifications to serve as director: Ms. Bejar is independent and has significant senior management expertise in the telecommunications and IT sectors, including as Chief Executive Officer of Flow Mobile and Wipro Infocrossing. Ms. Bejar’s experience as a senior executive officer of technology companies gives her a strong skill set working in different business models with a focus on business intelligence and analytics, wireless solutions, unified communications, and social networking market demand. Ms. Bejar brings experience in technology, planning, operations, and strategy. Ms. Bejar currently serves on Polycom’s Audit Committee and Compensation Committee.

Gary J. Daichendt has been a director of Polycom since August 2015. In February 2016, Mr. Daichendt was appointed Chairman of the Board. Mr. Daichendt has been a managing member of Theory R Properties LLC, a commercial real estate firm, since October 2002. Mr. Daichendt served as President and Chief Operating Officer of Nortel Networks Corporation, a supplier of communication equipment, from March 2005 to June 2005. Prior to joining Nortel Networks, Mr. Daichendt served in a number of senior executive positions at Cisco Systems, Inc., a manufacturer of communications and information technology networking products, including as Executive Vice President, Worldwide Operations from August 1998 to December 2000, and as Senior Vice President, Worldwide Operations from September 1996 to August 1998. Mr. Daichendt served on the board of directors of ShoreTel, Inc. from May 2007 to February 2015 and Emulex Corporation from February 2014 to May 2015, and has served on the board of directors of NCR Corporation since April 2006 and Juniper Networks, Inc. since May 2014. Mr. Daichendt holds a B.A. in Mathematics from Youngstown State University, and a M.S. in Mathematics from Ohio State University.

Qualifications to serve as director: Mr. Daichendt is independent and has extensive executive management experience, including serving in a number of senior executive positions at Nortel Networks Corporation and Cisco Systems, Inc. Mr. Daichendt brings significant expertise in sales, marketing, channel development and operations, as well as in the telecommunications and technology industries, which are directly relevant to the challenges and opportunities Polycom faces. Mr. Daichendt’s significant board experience has exposed him to best practices and approaches that are beneficial to Polycom. Mr. Daichendt currently serves as Polycom’s Chairman of the Board and is a member of the Corporate Governance and Nominating Committee.

Robert J. Frankenberg has been a director of Polycom since October 2013. Mr. Frankenberg is the owner of NetVentures, a management consulting firm. Mr. Frankenberg served as Chairman of Kinzan, Inc., an internet services software platform provider, from December 1999 to July 2006. Prior to joining Kinzan, Mr. Frankenberg served as Chairman, President and Chief Executive Officer of Encanto Networks, Inc., an eBusiness software and services company, from June 1997 until July 2000. From April 1994 to August 1996, Mr. Frankenberg served as Chairman and Chief Executive Officer of Novell, Inc., a networking software company. Prior to joining Novell,

Mr. Frankenberg held various positions at Hewlett-Packard Corporation, an information technology company, including as Corporate Vice President and General Manager. Mr. Frankenberg served on the board of directors of National Semiconductor from April 1999 to September 2011 and Wave Systems Corp. from December 2011 to June 2015, and has served on the boards of directors of Nuance Communications, Inc. since March 2000 and Rubicon Project, Inc. since April 2014, as well as the boards of a number of private and non-profit companies. Mr. Frankenberg holds a B.S. in Computer Engineering from San Jose State University.

Qualifications to serve as director: Mr. Frankenberg is independent and has significant senior management expertise in the technology industry, including previously as Chairman and Chief Executive Officer of Novell, one of the largest networking software companies in the world, where he led the business through a major strategy change to focus the company on the network software business. Mr. Frankenberg’s experience as chairman, president and chief executive officer of various technology companies and his significant board experience provides expertise in technology, business operations, corporate development, strategy, financial reporting, governance and board best practices. Mr. Frankenberg currently serves as the chairperson of Polycom’s Compensation Committee and is a member of the Audit Committee.

John A. Kelley, Jr. has been a director of Polycom since March 2000. Mr. Kelley has served as the Chief Executive Officer of CereScan Corp., a provider of high-definition functional brain imaging, since July 2009 and as Chairman of the board of directors of CereScan since March 2009. Previously, Mr. Kelley served as the Chairman, President and Chief Executive Officer of McDATA Corporation, a provider of storage networking and data infrastructure solutions until McDATA was acquired by Brocade Communications Systems, Inc., a data infrastructure company, in January 2007. Mr. Kelley started at McDATA as President and Chief Operating Officer in August 2001. Prior to joining McDATA, Mr. Kelley served as Executive Vice President of Networks at Qwest Communications International, Inc. from August 2000 to December 2000. He served as President of Wholesale Markets for U.S. West, Inc. from May 1998 to July 2000. From 1995 to April 1998, Mr. Kelley served as Vice President and General Manager of Large Business and Government Accounts and President of Federal Services for U.S. West. Prior to joining U.S. West, Mr. Kelley was the Area President for Mead Corporation’s Zellerbach Southwest Business Unit from 1991 to 1995, and held senior positions at Xerox Corporation and NBI, Inc. Mr. Kelley served on the board of directors of Emulex Corporation as Chair of the Compensation Committee from February 2014 until Emulex was acquired in May 2015. Mr. Kelley is also a director of Circadence Corporation, a private company. Mr. Kelley holds a B.S. in business management from the University of Missouri, St. Louis.

Qualifications to serve as director: Mr. Kelley is independent and has broad experience, knowledge and expertise in the communications and networking industries, including as chief executive officer of McDATA and in senior management positions at large telecommunications companies. Mr. Kelley’s strategic and operational experience as a senior executive officer and as chief executive officer in the telecommunications and networking industries is directly relevant to many of the strategic and operational issues faced by Polycom, including strategic planning, operations, finance, governance and industry consolidation. Mr. Kelley currently serves as chairperson of Polycom’s Corporate Governance and Nominating Committee and is a member of the Compensation Committee.

D. Scott Mercer has been a director of Polycom since November 2007. From April 2008 to April 2011, Mr. Mercer served as the Chief Executive Officer of Conexant Systems, Inc., a semiconductor solutions company that provides products for imaging, video, audio and Internet connectivity applications. Mr. Mercer also served on the board of directors of Conexant from May 2003 to April 2011 and served as Chairman of the board of directors of Conexant from August 2008 to April 2011. Mr. Mercer served as interim Chief Executive Officer of Adaptec, Inc., a provider of software and hardware-based storage solutions, from May 2005 through November 2005. Mr. Mercer also served as a senior vice president and advisor to the chief executive officer of Western Digital Corporation, a supplier of disk drives to the personal computer and consumer electronics industries, from February 2004 through December 2004. Prior to that, Mr. Mercer was a Senior Vice President and the Chief Financial Officer of Western Digital Corporation from October 2001 through January 2004. From June 2000 to

September 2001, Mr. Mercer served as Vice President and Chief Financial Officer of Teralogic, Inc. From June 1996 to May 2000, Mr. Mercer held various senior operating and financial positions with Dell, Inc. Mr. Mercer has served as a director of QLogic Corporation since September 2010 and Sandisk Corporation since September 2013, as well as director of a private company. Mr. Mercer holds a B.S. in Accounting from California Polytechnic University, Pomona.

Qualifications to serve as director: Mr. Mercer is independent and an audit committee financial expert, with significant senior management and operational experience over the last 28 years in a number of technology companies. Mr. Mercer’s experience as a senior executive officer, including as both chief executive officer and chief financial officer, of high growth technology companies gives him a strong skill set in planning, operations, compliance and finance matters. Further, Mr. Mercer has significant public board experience, which adds to his relevant knowledge and experience. Mr. Mercer currently serves as the chairperson of Polycom’s Audit Committee and is a member of the Corporate Governance and Nominating Committee.

Code of Business Ethics and Conduct

We maintain a Code of Business Ethics and Conduct, which is applicable to our directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Corporate Governance Principles and the Code of Business Ethics and Conduct are available on our website, www.polycom.com, under the tabs “Company” and “Investor Relations—Corporate Governance.” We will disclose on our website any amendment to the Code of Business Ethics and Conduct, as well as any waivers of the Code of Business Ethics and Conduct that are required to be disclosed by the rules of the SEC or The NASDAQ Stock Market LLC (“NASDAQ”).

Audit Committee

The Audit Committee, which has been established in accordance with Section 3(a)(58)(A) of the Exchange Act, currently consists of D. Scott Mercer, Martha H. Bejar and Robert J. Frankenberg, each of whom is “independent” as defined by the listing standards of NASDAQ. Mr. Mercer is the chairperson of the Audit Committee. The Board has determined that Mr. Mercer is an “audit committee financial expert” as defined in the rules of the SEC.

Process for Recommending Candidates for Election to the Board of Directors

There have been no material changes to the procedures by which security holders may recommend nominees to our Board since the date of our proxy statement for our 2015 Annual Meeting of Stockholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16 of the Exchange Act, Polycom’s directors, executive officers and any persons holding more than 10% of Polycom’s common stock are required to report initial ownership of the Polycom common stock and any subsequent changes in ownership to the SEC. Specific due dates have been established by the SEC, and Polycom is required to disclose in this Amendment No. 1 any failure to file required ownership reports by these dates. Based solely upon the copies of Section 16(a) reports that Polycom received from such persons for their transactions during fiscal 2015, and the written representations received from certain of such persons that no reports were required to be filed for them during fiscal 2015, Polycom is aware of no late Section 16(a) filings.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

This section discusses our executive compensation philosophy and practices and analyzes the Compensation Committee’s decisions related to the compensation of our named executive officers (“NEOs”) for fiscal 2015, who were:

Name	Position
Peter A. Leav	President and Chief Executive Officer (“CEO”)
Laura J. Durr	Chief Financial Officer (“CFO”), Chief Accounting Officer and Executive Vice President
Sayed M. Darwish	Chief Legal Officer, Executive Vice President, Corporate Development and Secretary
Michael J. Frendo	Executive Vice President of Worldwide Engineering

Executive Summary

Our executive compensation program is designed to reflect our pay for performance philosophy while finding, keeping and engaging executives who embolden our culture and strengthen our position in the extremely competitive and rapidly-changing high-technology industry.

2015 Performance

We are a global leader in helping organizations achieve new levels of teamwork, efficiency and productivity by unleashing the power of human collaboration. More than 400,000 companies and institutions worldwide defy distance with secure video, voice and content solutions from Polycom to increase productivity, speed time to market, provide better customer service, expand education and save lives. Polycom was founded in 1990 with the vision of transforming the way people communicate. Over time, we have transformed a simple device—the speaker phone—into an indispensable business tool that has enabled the progress of governments, agencies and companies around the world. In 2015, we celebrated our 25th anniversary. Our company is proud to be a global leader in video, voice and content collaboration solutions serving industries and enterprises of all shapes and sizes.

Our market is evolving in that traditional offices and meeting rooms have begun giving way to open and mobile work spaces, as well as small huddle rooms. Communications solutions are now being delivered through a multitude of emerging technologies and by a number of new market entrants. This presents the business need, and inherent opportunity for Polycom to adapt and compete effectively in this rapidly changing marketplace and to deliver an even greater number of end-user devices at more affordable price points. We believe that our heritage, experience, knowledge and vision for this industry provide us a distinct competitive advantage in this regard. To that end, we completed the second year of a multi-year transition by launching a new set of products designed to target the dynamic and expanding marketplace. One of our most promising new products is the Polycom® RealPresence TrioTM smart hub, a derivative of our iconic speaker phone that now offers video and content sharing capabilities. With over 5.5 million speaker phones installed in the world today, we believe the RealPresence Trio solution creates an unmatched opportunity for product replacements and upgrades of existing voice-only products.

Our total annual revenue was $1.27 billion in 2015, down 6 percent from the prior year and generally attributable to market dynamics described above. Our share price performance also declined in 2015, in line with revenue and market dynamics. Despite these challenges, we maintained steady gross profit margin levels and executed on our strategy to improve operating performance and earnings per share, while investing in the future of our business through the development and introduction of new products. Our Board of Directors and management team remain focused on delivering improved operating performance and earnings per share, as we believe those factors are fundamental to long-term share price appreciation. Some of our other 2015 accomplishments included:

•	Introduced several new, innovative collaboration solutions in the marketplace, including the Polycom® RealPresence TrioTM, Polycom® RealPresence CentroTM and Polycom® RealPresence DebutTM solutions.

•	Non-GAAP operating margins and diluted earnings per share increased 8% and 6% year-over-year, respectively; and on a GAAP basis, by 101% and 67%, respectively.

•	Non-GAAP operating expenses were reduced by 8% year-over-year; and by 12% on a GAAP basis.

•	Revenue from UC Personal Devices grew 13% year-over-year.

•	Generated $120 million in operating cash flow.

•	$90 million of common stock was repurchased, demonstrating our continued commitment to returning capital to our stockholders.

2015 Pay Reflected 2015 Performance

In 2015, our compensation program for our NEOs remained consistent with our philosophy of paying for performance. As a result of stockholder feedback and our continued effort to align executive compensation with market benchmark data, we changed our philosophy to target the total direct compensation (“TDC”) of our executive officers to the median of our selected peer group for 2015. Below is a summary illustrating the result of each of our compensation components for our NEOs in fiscal 2015. The Compensation Committee continues to focus on variable compensation elements in order to drive performance.

NEO Compensation Component	Fiscal 2015 Results
Base Salary See pages 20-21 for more details	• NEOs did not receive a salary increase in 2015, consistent with the majority of our employees globally as we continued to direct our resources to investment in core areas of the business.

Short-Term Cash Incentives See pages 21-23 for more details

•       Target bonuses did not change in 2015.

•       The maximum cap on bonuses payable for 2015 was reduced to 200% of target from 250% of target for 2014 as part of our on-going practice of benchmarking executive compensation against market practice.

•       On an annualized basis, bonuses were funded at approximately 82% of the NEOs’ respective targeted amounts.

•       For the first half of 2015, we achieved 96% of our target revenue objective and 103% of our target non-GAAP operating income objective. As a result, bonuses payable to NEOs were funded at 99% of their respective first-half target amounts.

NEO Compensation Component	Fiscal 2015 Results

•       For the second half of 2015, we achieved 87% of our target revenue objective and 85% of our target non-GAAP operating income objective. As a result, bonuses payable to NEOs were funded at 65% of their respective second-half target amounts.

Long-term Performance-based Equity Incentives See pages 23-26 for more details

•       Based on Total Shareholder Return (“TSR”) performance at the 55th percentile for the applicable performance period for the 12-month period measured from December 1, 2014 to November 30, 2015, our CEO earned 105% of the target number of performance shares awarded to him, as part of the second vesting tranche of Mr. Leav’s new hire grant.

•       Based on TSR performance at the 47th percentile for the applicable performance period for the 12-month period measured from July 1, 2014 to June 30, 2015, our CEO earned 94% of the target number of performance shares awarded to him, as part of the first tranche of Mr. Leav’s August 2014 grant.

•       Based on TSR performance at the 50th percentile for the applicable performance period for the 12-month period measured from January 1, 2015 to December 31, 2015, our NEOs earned 100% of the target number of performance shares awarded to them.

NEO Targeted Compensation Mix

The charts below illustrate the mix of total direct compensation (which includes base salary, short-term cash incentives and equity awards) for our NEOs. Consistent with the pay for performance philosophy of our executive compensation program, our targeted pay mix for our CEO is weighted toward performance-based pay and emphasizes variable compensation with his short-term cash incentive target set at 125% and with 50% of his equity as performance-based. The equity awards to our NEOs in 2015 were comprised of 50% RSUs and 50% PSUs; however, the slight variance in percentages of equity compensation shown in the charts below is due to the two different valuation methodologies used for accounting purposes (i.e., PSU value is calculated in accordance with FASB ASC Topic 718, and RSU value is based on the closing market price on the date of grant).

Note: The 2015 CEO Targeted Compensation Mix reflects Mr. Leav’s annualized base salary, annual target bonus opportunity and his equity award grants. The 2015 NEO Targeted Compensation Mix (Non-CEO) reflects annualized base salary, annual target bonus opportunity and equity award grants for all other NEOs.

Summary of Realized Pay for 2015

The actual compensation realized by our NEOs in fiscal 2015 is summarized in the charts below, along with the compensation reflected in the Summary Compensation Table on page 31. The “Summary Comp” data includes actual cash compensation (base salary and bonus) earned for 2015 performance, plus the full grant date fair value of performance shares and restricted stock units (“RSUs”) granted in 2015, which does not reflect pay actually realized by our NEOs in 2015. Therefore, to illustrate the pay actually realized by our NEOs in 2015, the “Realized Comp” data includes actual cash compensation earned for 2015 performance, plus the value realized from performance shares and RSUs that vested in 2015, including from awards granted prior to 2015.

(1)	Note that 2015 was the first year Mr. Leav received an annual equity award. Due to his new hire compensation package in 2013, Mr. Leav did not receive an annual equity award in 2014, resulting in the year-over-year compensation increase reflected in the Summary Compensation Table.
(2)	Mr. Leav’s 2015 Realized Comp includes the value realized from the vesting of (i) one-third of the new hire award he received in 2013 and (ii) one-third of a performance share award he received in the second half of 2014.

How We Pay for Performance and Align with Stockholder Interests

Our executive compensation program includes the following features designed to focus on pay for performance and corporate governance while aligning with the interests of our stockholders:

•	Competitive Compensation. We use peer market data to offer competitive compensation in order to find, keep and engage world class executives. Actual pay is largely dependent on performance. For 2015, in response to stockholder feedback, we changed our executive compensation philosophy to target the median of our peer group with respect to target total direct compensation.

•	Performance-based Compensation. A significant portion of our NEOs’ compensation consists of performance-based incentives based on TSR and achievement of our key financial goals.

•	Rigorous Performance Metrics. Our short-term cash incentive performance goals are challenging and designed to reward only significant achievement.

•	Award Caps. For 2015, performance-based awards under our long-term, equity-based incentive plans remained capped at 150%. Awards under the short-term cash incentive plan were capped at 200%, which was a reduction from a cap of 250% in 2014, as part of our on-going practice to align executive compensation with market practice.

•	Annual Review of Executive Compensation Program. On an annual basis, we review and obtain a stockholder advisory vote on our executive compensation program.

•	On-going Stockholder Outreach. During the year, we engaged with stockholders to provide them with an opportunity for continued feedback on executive compensation and other matters of importance.

•	Regular Review of Share Utilization. We regularly review market competitiveness, overhang and burn rates to ensure that we are engaging in responsible granting practices, taking into account our hiring and retention needs as well as overall dilutive impact.

•	No Option Repricing without Stockholder Approval. Option repricing without stockholder approval is not permitted under our 2011 Equity Incentive Plan.

•	Severance Program. Our executive severance plan is competitive with our peers and is reviewed regularly.

•	No 280G Tax Gross-ups. Our agreements with our executives do not provide for any tax gross-ups in connection with any payments that might be received upon a change in control.

How We Mitigate Excessive Risk Taking Behavior

Our executive compensation program includes the following features designed to mitigate risk and discourage decisions that maximize short-term results at the expense of long-term value:

•	Independent Compensation Consultant. The Compensation Committee has engaged Radford, an Aon Hewitt Company, as its independent compensation consultant in the areas of executive compensation and governance.

•	Annual Risk Review. The Compensation Committee and Radford annually review and assess our compensation program for risk and have determined that our compensation programs do not create risk that is reasonably likely to have a material adverse effect on the company.

•	Executive Compensation Clawback Policy. We have a clawback policy for performance-based cash and performance-based equity awards granted to executive officers if the company is required to provide a material restatement of our financial statements for any of the prior three fiscal years due to any fraud or intentional misconduct by an executive officer.

•	CEO and Executive Officer Stock Ownership Guidelines. We maintain stock ownership guidelines that apply to our executive officers. The stock ownership guideline for our CEO is 3x base salary and 5,000 shares for our other executive officers.

•	Director Stock Ownership Guidelines. We maintain stock ownership guidelines that apply to members of our Board at 3x their annual cash retainer.

•	No Hedging of Polycom Stock. All employees, including NEOs, are prohibited from hedging Polycom’s stock.

Results of 2015 Advisory Vote on Executive Compensation and Stockholder Outreach

We value the input of our stockholders on our executive compensation program. We conducted a stockholder outreach program during 2015 with major holders of Polycom stock, representing approximately 60% of our outstanding shares, to solicit their feedback on our executive compensation practices. Additionally, our CEO speaks with our largest shareholders on a quarterly basis. At the 2015 Annual Meeting, over 97% of our stockholders voted in support of our executive compensation program.

The Compensation Committee was mindful of the continued support our stockholders expressed for many aspects of our compensation philosophy. The Compensation Committee carefully considered the feedback received from stockholders when making compensation decisions for 2015, and for planning and implementing the framework for making compensation decisions for 2016. As a result, the Committee implemented certain changes and maintained others in line with stockholder feedback, including the following:

•	For 2015, we changed our executive compensation philosophy from targeting TDC between the median and 75th percentile of our selected peer group to targeting the median (50th percentile) and maintained this philosophy for 2016.

•	For 2015, we evaluated and made changes to our selected peer group, removing two companies that were outside of our peer group in terms of market capitalization, headcount and, in one case, revenue as well, to ensure our executive compensation continues to be measured against appropriate peer companies.

•	For 2016 compensation decisions, as part of our regular evaluation of our selected peer group, we added four new appropriately-sized companies to our selected peer group to increase the group size and better align the group to our financial profile. We will continue to evaluate and, where appropriate, make changes to our selected peer group.

•	We continued to make a significant portion of our executive compensation performance-based in 2015 and to date in 2016. The Compensation Committee continues to believe that our performance shares measured based on TSR performance relative to the NASDAQ Composite Index (the “NASDAQ Index”) companies drive and reward the appropriate behavior by closely aligning with stockholder interests.

•	Performance targets of our short-term cash incentive program continue to be challenging and results-driven.

Overview of Compensation Program and Philosophy

Our executive compensation program and philosophy are designed to find, keep and engage talented executives responsible for the success of Polycom. Our executive compensation program emphasizes paying for performance and requiring achievement of financial and strategic objectives while taking into account individual performance. Our program’s objectives:

•	Offer a total compensation program that considers the compensation practices of our peer companies to recruit and retain top executive talent;

•	Motivate executive officers to achieve quantitative financial goals by linking the achievement of these goals with compensation in a direct and meaningful way;

•	Provide short-term cash incentives that take into account our overall financial performance relative to corporate objectives and individual contributions by executives; and

•	Align the financial interests of executive officers with those of our stockholders by providing significant long-term, equity-based incentives while carefully considering both stockholder dilution and compensation expense.

These objectives function as a guide in setting our executive officers’ compensation and in assessing the appropriate balance between different elements of compensation. For 2015, rather than using pre-established policies or formulas to allocate compensation among various elements, we targeted the median (50th percentile) for TDC relative to selected peer companies, as described in more detail below.

Role and Authority of Our Compensation Committee

Our Compensation Committee currently consists of directors Robert J. Frankenberg (Chair), Martha H. Bejar and John A. Kelley. Betsy Atkins served on our Compensation Committee until she resigned from the Board effective April 15, 2016. Mr. Frankenberg served on the Compensation Committee during all of 2015 and was appointed Chair in February 2016. Mr. Kelley was appointed to the Compensation Committee in March 2015 and Ms. Bejar was appointed in February 2016. Prior to Mr. Frankenberg’s appointment as Chair, Ms. Atkins served as Chair in 2015 through February 2016. Each Compensation Committee member qualified during his or her service on the Compensation Committee in 2015 and/or 2016, as applicable, as (i) an “independent director” under the requirements of The NASDAQ Stock Market LLC, (ii) a “non-employee director” under Rule 16b-3 of the Securities Exchange Act of 1934, and (iii) an “outside director” under Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”).

The Compensation Committee oversees our compensation policies, plans and benefit programs. It has the final decision-making authority with respect to the compensation of our executive officers, including the NEOs, other than for the CEO, whose compensation is recommended by the Compensation Committee but determined by the independent members of the full Board. As administrator of the equity compensation plan, the Compensation Committee certifies the results of all performance share awards, including those for the CEO. In carrying out its responsibilities, the Compensation Committee engages outside consultants and consults with Polycom’s Human Resources department. The Compensation Committee also may obtain advice and assistance from internal or external legal, accounting or other advisers and may delegate certain responsibilities to one or more of its members or Polycom’s directors or to management. For example, the Compensation Committee has authorized management to create country-specific rules to enable administration of equity awards in compliance with the laws of the jurisdictions in which such awards may be granted.

Role of Executive Officers in Compensation Decisions

The Compensation Committee regularly meets with our CEO to obtain recommendations regarding the compensation of the other NEOs and employees. Typically, our CEO annually reviews the performance of our other executive officers and shares his performance assessment with the Compensation Committee. Our CEO’s performance assessment of each executive officer generally addresses financial and non-financial objectives and the executive officer’s performance over a given year and his corresponding compensation recommendations. In establishing an executive officer’s actual compensation, the Compensation Committee may take into account the CEO’s performance assessment of the executive officer. However, the Compensation Committee is not bound by and does not always accept those recommendations. With respect to the CEO’s compensation, the Compensation Committee considers the factors described above, as well as corporate performance as a whole and competitive market data when reviewing and making recommendations to the independent members of the full Board. Once the targeted amounts for the CEO are set by the independent members of the Board, the CEO’s short-term cash incentive compensation and long-term performance-based equity incentives are determined solely on the achievement of corporate performance, subject to the terms of such plans as described below.

Our CEO and other executives, as requested by the Compensation Committee, attend Compensation Committee meetings, but they are excused from meetings when certain matters of executive compensation are discussed, as appropriate. The Compensation Committee and independent members of the full Board make decisions with respect to the CEO’s compensation package without the CEO present.

Role of Compensation Consultant

For 2015, the Compensation Committee engaged Radford to provide compensation consulting services. Radford serves at the discretion of the Compensation Committee. Radford provided the following services for 2015:

•	Reviewed executive compensation relative to the market and our performance and assisted with recommendations relating to executive compensation, including recommendations for base salary, bonus targets and long-term, equity-based incentives for our NEOs and other executives;

•	Updated the Compensation Committee regarding executive compensation developments, including a comparison of our pay practices compared to the peer companies and the market in general;

•	Attended Compensation Committee meetings as requested;

•	Supported the company in preparation of filings with the Securities and Exchange Commission;

•	Provided such other assistance as the Compensation Committee or management requested, including reviewing our executive compensation philosophy, reviewing our practices of targeting various compensation components in relation to the market, and updating our peer group of companies used in analyzing our executive compensation program for the year; and

•	Reviewed non-employee director compensation and severance practices.

Peer Companies

The Compensation Committee compares and analyzes our executive officers’ compensation with those of its peer group of companies, consisting of two groups. First, a specified group of companies (the “Specified Peer Group”) is chosen based on both their respective businesses and business models and appropriate size with regard to revenues, market capitalization and number of employees (generally one-third to three times the size of Polycom to ensure that there is an appropriate fit in terms of size, number of employees and business similarity). Second, a broader set of companies’ data is compiled by Radford from companies in the Radford Global Technology Survey (the “Survey Data”). The Compensation Committee primarily uses Radford’s market information derived from a blend of the Specified Peer Group and the Survey Data (the “Peer Companies”) to assist it in setting executive compensation. However, the data presented to the Compensation Committee also typically includes separate market pay information compiled by Radford based on companies comprising the Specified Peer Group as well as composite information based on companies Radford selected from the Survey Data. The survey data is used to validate the data from the Specified Peer Group and to avoid having companies in the Specified Peer Group whose executive compensation widely differs from others in the Specified Peer Group (i.e., outliers) from unduly influencing the Compensation Committee’s decisions. Further, the Survey Data is useful in obtaining a broader understanding of the compensation levels being paid across a larger group of similarly-sized technology companies, as we compete with a broader group of companies than our Specified Peer Group in attracting and retaining executive talent. It should be noted that some of the Specified Peer Group companies are included in the Survey Data. The Compensation Committee did not review individual companies that Radford selected from the survey group.

In 2014, the Compensation Committee, with the assistance of Radford, reviewed our then-current Specified Peer Group as well as updated Survey Data to determine our 2015 Specified Peer Group. Based on our then-current market value, trailing twelve-month revenue and headcount and ranges recommended by Radford, the 2015 Specified Peer Group targeted communications equipment and software companies with revenues between approximately $460 million and $4.11 billion, market capitalization between approximately $570 million and $5.10 billion and employee headcount between slightly above 1,000 and slightly above 11,000. The table below sets forth our 2015 Specified Peer Group, which was used to aid the Compensation Committee in making compensation decisions during 2015:

2015 Specified Peer Group

• Autodesk, Inc.	• JDS Uniphase Corporation	• Red Hat, Inc.

• Brocade Communications Systems, Inc.	• Juniper Networks, Inc.	• Riverbed Technology, Inc.

• Cadence Design Systems, Inc.	• Logitech International S.A.	• Synopsys, Inc.

• Citrix Systems, Inc.	• Netgear, Inc.	• TIBCO Software, Inc.

• F5 Networks, Inc.	• Nuance Communications, Inc.	• Trimble Navigation Limited

• Informatica Corporation	• Plantronics, Inc.	• VeriSign, Inc.

For 2015, based on feedback through our stockholder outreach during the year, the Compensation Committee updated the Specified Peer Group to remove salesforce.com due to the size of its market capitalization and headcount, and NetApp, Inc. due to the size of its market capitalization, headcount and revenue, which was larger than the applicable criteria. In addition, the Compensation Committee decided to add Netgear, Inc., which fit within the applicable criteria. Although Juniper Networks, Inc. had a market capitalization and revenue larger than the targeted range, both management and the Compensation Committee believed that its continued inclusion in the Specified Peer Group for 2015 was appropriate because it is viewed as a competitor for talent. BMC Software, Inc. was removed from the 2015 Specified Peer Group after it became a private company.

Components of Compensation

The principal components of our executive compensation program include:

• Base salary	• Termination and change-in-control arrangements

• Short-term cash incentives	• Retirement benefits provided under a 401(k) plan

• Long-term, equity-based incentives	• Executive perquisites and generally available benefit programs

We believe each of these components is necessary to help us attract and retain the executive talent on which our success depends. These components also allow us to reward performance throughout the year and to provide incentives that balance appropriately the executive’s focus between our short-term and long-term strategic goals. The Compensation Committee believes that this set of components is effective and will continue to be effective in achieving the objectives of our compensation program and philosophy.

Compensation Review Cycle

Typically, the Compensation Committee, with the assistance of Radford, initially reviews executive compensation market data for a particular fiscal year in the fourth quarter of the preceding year and approves each executive officers’ compensation (other than for the CEO, whose compensation is recommended by the Compensation Committee but determined by the independent members of the full Board) in the first quarter of that particular fiscal year. However, the Compensation Committee may review one or more components at any time as considered necessary or appropriate to ensure the components remain competitive and appropriately designed to reward performance. For CEO compensation, the Compensation Committee makes recommendations to the independent members of the Board. Each quarter, the Compensation Committee reviews our TSR performance progress and the corresponding projected payouts under the long-term, equity-based incentive programs.

Target Total Direct Compensation

For 2015, the Compensation Committee approved a change in philosophy to target the positioning of our executives’ TDC at the median of our Peer Companies within a competitive range (+/- 30%). The Compensation Committee believed that targeting the median for TDC was appropriate based on market analysis and to further align executive compensation with performance.

Tally Sheets

For 2015, the Compensation Committee reviewed compensation tally sheets that showed the total compensation package for each executive officer in the prior year. Tally sheets include base salary, short-term cash incentives, target total cash compensation (i.e., the sum of salary and target cash incentives), long-term, equity-based incentives, target TDC and market data for each of these compensation components, as well as information regarding an executive officer’s employee benefits and perquisites and estimates of severance or other benefits payable in the event of specified terminations of employment. The tally sheets provide target and maximum amounts for the prior year with respect to short-term cash incentives, long-term, equity-based incentives and any other applicable benefits. The purpose of the tally sheets is to provide the Compensation Committee with a comprehensive snapshot of each executive officer’s compensation based on the prior year’s compensation decisions to allow the Compensation Committee to make more informed compensation decisions for the current year.

Relevant Factors in Compensation Decisions

In setting the target compensation for a particular NEO, the Compensation Committee considers both individual and corporate performance as well as market data with respect to similarly situated individuals at the

Peer Companies. Consequently, if there are differences in the amount or type of compensation paid among the NEOs, including the CEO, the differences primarily are due to a similar disparity among positions within the Peer Companies, as well as factors such as an NEO’s tenure, new hire incentives, experience, skills, knowledge, responsibilities and performance. These and other subjective factors may influence the Compensation Committee’s decision regarding the compensation level and package that is appropriate for a particular NEO. However, the weight given to these factors by the Compensation Committee cannot be quantified and is not determined under a formula.

Non-GAAP Measures

We use non-GAAP measures of operating results, which are adjusted to exclude certain costs, expenses, gains, and losses we believe appropriate to enhance an overall understanding of our past financial performance and also our prospects for the future. These adjustments are made with the intent of providing both management and investors a more complete understanding of our underlying operational results and trends and our marketplace performance. For example, the non-GAAP results are an indication of our baseline performance before gains, losses, or other charges that are considered by management to be outside of our core operating results. In addition, these adjusted non-GAAP results are among the primary indicators management uses as a basis for its planning and forecasting of future periods. As a result, the Compensation Committee also utilizes non-GAAP measures as a means for measuring and rewarding executive performance, as appropriate. Our 2015 non-GAAP operating income, which was used as one of the measures to evaluate short-term cash incentives, excluded stock-based compensation expense, the effect of stock-based compensation expense on warranty rates, amortization of purchased intangibles, restructuring costs, transaction-related expenses, and costs associated with our former CEO separation and related SEC investigation.

2015 Target Total Direct Compensation

In setting 2015 compensation, the Compensation Committee targeted the median of our Peer Companies for TDC, subject to the consideration of the other relevant factors discussed above that may result in variances in target TDC from the intended positioning among the Peer Companies. The Compensation Committee believed that this positioning range for target TDC was also appropriate considering, in part, that the level of corporate performance achievement required to pay short-term cash incentives at target levels is intentionally challenging, as discussed in more detail below.

In the first half of 2015, when the Compensation Committee determined 2015 TDC for our NEOs, all such NEOs were within the targeted range of the median for target TDC of our Peer Companies.

Base Salary

Our NEOs and other employees receive a base salary to compensate them for services rendered on a day-to-day basis. Increases generally are awarded within the context of our overall annual merit increase budget before considering more specific individual and market competitive factors. The Compensation Committee does not apply specific formulas to determine adjustments.

In 2015, the Compensation Committee did not increase base salaries for our executive officers. This decision aligned with management’s decision toward making significant investments in a number of areas that supported our long-term plan and strategy, including bringing new solutions to market. Because the majority of employees did not receive a base salary increase in 2015, management requested, and the Compensation Committee agreed, that the NEOs be treated consistently with the rest of the workforce.

The following table shows each NEO’s base salary levels at the end of fiscal year 2014 as well as for all of fiscal year 2015:

Named Executive Officer	Annual Base Salary as of December 31, 2014 ($)	Annual Base Salary for 2015 ($)	Increase (%)
Peter A. Leav	700,000	700,000	—
Laura J. Durr	440,000	440,000	—
Sayed M. Darwish	438,576	438,576	—
Michael J. Frendo	350,000	350,000	—

Short-Term Cash Incentives

2015 Short-Term Cash Incentives

To focus each executive officer on the importance of achieving our goals, typically a substantial portion of the officer’s potential annual compensation is set in the form of short-term cash incentive compensation tied to achievement of those goals. We maintain the Performance Bonus Plan, which is administered by the Compensation Committee and under which our NEOs may participate and be eligible to receive bonuses. However, as noted above, the CEO’s compensation, including short-term cash incentive compensation, is recommended by the Compensation Committee then determined by the independent members of our Board.

Performance Bonus Plan. Our Performance Bonus Plan is intended to focus our executive officers on executing on our annual operating plan and maximizing our delivery of rewards to its stockholders and employees. The Performance Bonus Plan is intended to permit the payment of bonus awards that qualify as performance-based compensation under Section 162(m) of the Code. Under the Performance Bonus Plan, bonuses become payable only if the performance goals set by the Compensation Committee at the beginning of the applicable performance period are achieved. In setting the performance goals, the Compensation Committee assesses the anticipated difficulty and relative importance to the success of Polycom of achieving the performance goals. Accordingly, the actual awards (if any) payable for any given year will vary depending on the extent to which actual performance meets, exceeds or falls short of the goals approved by the Compensation Committee. The Compensation Committee has the discretion to determine whether a bonus will be paid in the event an executive terminates employment before the bonus is scheduled to be paid. In addition, the Compensation Committee only has the discretion to decrease (not increase) the bonuses that otherwise would be paid under the Performance Bonus Plan based on actual performance against the specified goals.

For 2015, the Compensation Committee approved two, six-month performance periods under the Performance Bonus Plan, one beginning on January 1, 2015 and the other on July 1, 2015. There were two financial performance goals under the Performance Bonus Plan for each performance period—revenue and non-GAAP operating income—which were measured against corresponding target amounts established in conjunction with our 2015 annual operating plan. These comparisons yielded an achievement percentage for each of the applicable performance goals, which were then further compared to a pre-determined matrix that yielded a percentage to be applied to each participating NEO’s target bonus amount. We believe that our revenue and non-GAAP operating income are important financial metrics that best reflect our performance as a company. They serve as appropriate measurements for the Performance Bonus Plan since they are commonly used by financial analysts as key performance metrics to evaluate companies such as ours and drive stockholder value. The Compensation Committee, in consultation with Radford, approved the performance goals, which were the same metrics that applied to 2014 bonuses, in order to motivate and align the NEOs to meet these company-wide objectives.

Each participating NEO’s target bonus amount was allocated equally between the two performance periods. The Compensation Committee believed that a semi-annual bonus plan would provide incentives that drive achievement of the fiscal 2015 annual operating plan, but also would maintain flexibility to set performance goals for the second half of the year based on the market conditions at that time if necessary and appropriate. Our competitive landscape evolved throughout 2015 and has been shaped by a number of significant forces, including the global macroeconomic environment, customers reevaluating their overall UC information technology (IT) strategies, and the market’s continued move to cloud and software-based solutions. We believe our competitive landscape will continue to change rapidly. Given the need to adjust quickly to the markets in which we compete, the Compensation Committee believes that having a semi-annual bonus plan more accurately reflects our business dynamics, while allowing for a plan that is challenging but achievable. There were no adjustments to our 2015 annual operating plan goals for the second half of the year. This semi-annual plan design was intended to ensure that the goals remained challenging but achievable with significant effort and taking into account market practices. The potential award that each participating NEO could receive under the Performance Bonus Plan for fiscal 2015 ranged from 0% to 200% of target (as noted above, the maximum potential award was reduced from 250% of target for 2014 to 200% of target for 2015). No bonus is payable if a minimum of 80% of achievement of each applicable performance goal was not met. At 80% achievement of each applicable performance goal, a maximum potential award of 50% of target is attainable. Achievement of 100% of each applicable performance goal results in a maximum potential award of 100% of target. In order to attain the maximum 200% of target, 125% of each applicable performance goal would need to be achieved, which we consider unlikely even with significant effort.

Target Bonuses. For fiscal 2015, the Compensation Committee determined that the target short-term cash incentive percentages for our NEOs were competitive and, therefore, maintained the same target percentages as in the previous year.

Actual Bonuses. The actual award (if any) payable for 2015 depended on the extent that actual performance met, exceeded or fell short of the pre-approved performance goals. On an annualized basis, bonuses were funded at approximately 82% of the NEOs’ respective targeted amounts. For the first half-year of 2015, we achieved the company-wide revenue objective under our annual operating plan at 96% of target and the company-wide non-GAAP operating income objective under our annual operating plan at 103% of target. As a result, bonuses were paid to the NEOs under the Performance Bonus Plan at 98.7% of each of his or her respective first-half year target amount. For the second half of 2015, we achieved the company-wide revenue objective under our annual operating plan at 87% of target and the company-wide non-GAAP operating income objective under our annual operating plan at 85% of target. This resulted in bonuses paid under the Performance Bonus Plan to the NEOs for the second half-year performance period during 2015 equal to 65% of each of his or her respective second-half year target amount.

The following table describes actual awards paid to our NEOs under the Performance Bonus Plan, for all of 2015 based on the achievement levels of the performance goals over the two, six-month performance periods:

Named Executive Officer	2015 Target Award as Percentage of Earned Base Salary (%)	2015 Target Award Amount Based on Base Salary ($) (1)	2015 Actual Award Amount ($)	2015 Actual Award as Percentage of Target Award (%)
Peter A. Leav	125	875,000	716,188	82
Laura J. Durr	80	352,000	288,112	82
Sayed M. Darwish	75	328,932	269,231	82
Michael J. Frendo	75	262,500	214,857	82

(1)	The 2015 target bonus amount is calculated as the sum of the target bonus amounts for the two, six-month performance periods. The target bonus amount for each performance period is based on the participating NEO’s actual salary earned during the period and the applicable target bonus as a percent of base salary.

Difficulty in Achieving Performance Targets under the Performance Bonus Plan for 2015. Achievement of the performance goals under the Performance Bonus Plan was measured against targets set forth in our 2015 annual operating plan, which was developed by management. The annual operating plan was developed based on a rigorous process set by management to ensure that the competitive landscape in which the company competes, market dynamics and market growth rates, as applicable, were considered. Consideration was also given to historical trends and anticipated future trends and incorporated the views of key business leaders, including each geographic theater head and solutions management. For 2015, specific emphasis was placed on developing an annual operating plan that would result in improved operating performance and continue the focus on operating margin improvement similar to 2014. The annual operating plan was designed to drive profitable growth with an optimized cost structure, yet still enable investment in key areas. Accordingly, the plan was intentionally challenging and expected to be achieved by management and Polycom as a whole only with significant effort and skill. The Board reviewed and evaluated the metrics and the process by which management developed the annual operating plan before ultimately approving of the plan. As the performance goals and target levels set by the Compensation Committee are based on our annual operating plan, the difficulty in achieving the performance goals at the target levels reflects the inherent difficulty in achieving the goals and objectives set forth in the annual operating plan. Achievement of a maximum payout requires substantial efforts by the executive officer and very high levels of company performance.

The following table sets forth prior year payouts of cash incentive compensation received by our NEOs (at such time) under the Performance Bonus Plan (or other applicable plan under which the then-NEOs participated in certain years, but all NEOs participated in the Performance Bonus Plan in 2015), as a percentage of their target bonus amount based upon actual earnings:

Fiscal Year	Range of Cash Incentive Payouts
2011	96%
2012	39%
2013	73%-86%
2014	92%-102%
2015	82%

Long-Term, Equity-Based Incentives

The goal of our long-term, equity-based incentive program is to align the interests of executive officers with our stockholders. The Compensation Committee determines the size of long-term, equity-based incentives based on competitive market data, individual performance and the value of unvested equity awards already held by each individual, comparable awards made to individuals in similar positions at the Peer Companies and equity plan management.

Equity Award Practices

Equity-based awards are granted to our employees, including executive officers, under our equity plans and are “value-based,” which means the number of shares granted are determined based on the intended dollar value to be delivered to plan participants (to provide market competitive grants) and company stock price. All equity awards are approved by the Compensation Committee on the grant date, and all option grants (as applicable) have a per share exercise price equal to the fair market value of our common stock on the grant date. The Compensation Committee has not delegated authority to grant stock options or other equity awards under the 2011 Equity Incentive Plan; therefore, the authority to grant equity awards currently resides solely with the Compensation Committee and, in the case of the CEO, the independent members of the full Board.

The Compensation Committee historically has not had, and does not intend to establish, any program, plan or practice of timing the grant of equity awards to executive officers in coordination with the release of material non-public information that is likely to result in either an increase or decrease in the price of our common stock. In addition, to the extent our stock price immediately increases following the grant of equity awards, recipients will not realize the full value of such increase given that full value equity awards typically vest over a three-year period (with the use of one- and two-year awards as deemed appropriate in certain instances), and options typically vest over a four-year period (with the use of two-year awards as deemed appropriate in certain instances).

2015 Equity Awards

Annual Equity Awards. For 2015 annual equity award grants, the Compensation Committee, with the assistance of Radford, reviewed our long-term, equity-based incentive program including the competitive position of the outstanding equity positions held by our NEOs in February 2015. The Compensation Committee also reviewed the competitive data of our Peer Companies, including the value of options and other equity awards granted to executives of our Peer Companies and their retention values, and the dilutive effect of the awards on both an individual basis and with respect to the company’s executives as a group. The Compensation Committee considered Mr. Leav’s equity award recommendations for the executive officers, other than himself. After considering the recommendations made by Mr. Leav, as well as retention objectives, target TDC, the competitiveness of the individual’s compensation relative to the market, 2014 individual performance and expected future contributions and observations on the market by Radford, the Compensation Committee approved the following annual equity grants in February 2015 to the NEOs (other than for Mr. Leav, whose award was recommended by the Compensation Committee and approved by the independent members of the full Board) listed below (to view all grants made in 2015 on one table, please refer to our “Grants of Plan-Based Awards in 2015” table):

Named Executive Officer	2015 RSUs (#)	Target 2015 Performance Shares (#)	2015 RSUs and Target Performance Share Values ($)(1)
Peter A. Leav	231,790	231,790	6,156,342
Laura J. Durr	55,000	55,000	1,460,800
Sayed M. Darwish	42,500	42,500	1,128,800
Michael J. Frendo	55,000	55,000	1,460,800

(1)	The stock price used to determine the number of shares to be granted under the annual equity awards was $13.2775 per share, based on the trailing 20-day average from January 16, 2015. On February 27, 2015, the effective date of the NEOs’ performance share awards and RSU grants, the fair market value (or closing trading price) of our common stock on NASDAQ was $13.82.

In 2015, we granted a mix of 50% performance shares and 50% time-based RSUs to our NEOs. The Compensation Committee believes that this mix of equity awards appropriately balances our objectives of aligning the NEOs’ long-term interests with those of our stockholders: (i) emphasizing pay for performance by requiring a substantial portion of the awards to be earned only upon achievement of company performance goals, (ii) providing incentive to remain with us through vesting criteria that span multiple years, and (iii) granting full value awards that retain some level of value notwithstanding negative fluctuations in our stock price, all while being mindful of stockholder dilution and compensation expense.

The RSUs indicated in the table above are scheduled to vest in three equal annual installments on the anniversary of the award’s grant date, subject to continued employment through each applicable vesting date. The performance shares indicated in the table above vest based upon achievement of targets in TSR during three successive, one-year performance periods beginning on January 1, 2015, and continuing through December 31, 2017, subject to continued employment through each applicable vesting date. As discussed in the Executive Summary, our market is evolving in that traditional offices and meeting rooms have begun giving way to open and mobile work spaces, as well as small huddle rooms, and communications solutions are now being delivered through a multitude of emerging technologies and by a number of new market entrants. This presents the business need, and inherent opportunity for Polycom, to adapt to compete effectively in a rapidly changing marketplace and to deliver an even greater number of end-user devices at more affordable price points. The Compensation Committee continues to believe that one-year performance periods are appropriate during this market transition to retain qualified executives to focus and execute upon our strategic objectives, such as our recent product launch, which are designed to deliver long-term results. The Compensation Committee will continue to regularly evaluate and assess the design of our compensation program, including the length of performance periods for equity awards, and will make adjustments as appropriate.

The target number of performance shares is allocated equally among the three performance periods, and the number of performance shares that are eligible to vest ranges from 0% to 150% of the target number of performance shares allocated to each performance period. For 2015, the Compensation Committee kept the performance share cap at 150%, as it was in 2014, to help manage our burn rate while continuing to recognize and reward the recipients for performance attained above the target level. If the performance criteria associated with a performance share award are not met in a particular period, the portion of performance shares allocated to such period will be permanently forfeited.

For awards granted in 2015, TSR was measured against the NASDAQ Index, as it was in 2014. The Compensation Committee believes that the NASDAQ Index is appropriate because we are a NASDAQ-listed company, the NASDAQ Index is inclusive of a large number of high technology companies, historical data showed a high correlation coefficient between us and the NASDAQ Index, and a review of historical back testing data at the time it was selected demonstrated that the Company’s relative performance against the NASDAQ Index companies supported this selection. The award level, award criteria, and target number of performance shares that may vest based on achievement of the TSR objective are as follows:

Award Level	Award Criteria	Target Number of Performance Shares That Will Vest
Minimum Award	TSR equals the 25th percentile of the NASDAQ Index (1)	Fifty percent (50%) of the target number of performance shares

Target Award	TSR equals the 50th percentile of the NASDAQ Index (2)	One hundred percent (100%) of the target number of performance shares

Maximum Award	TSR equals or exceeds the top percentile of the NASDAQ Index	One hundred fifty percent (150%) of the target number of performance shares

(1)	If TSR is below the 25th percentile of the NASDAQ Index, no vesting will occur for that performance period. For each additional percentile above the 25th percentile up to the 50th percentile, an additional two percent of the target number of performance shares becomes vested until reaching the 50th percentile.
(2)	If TSR is above the 50th percentile of the NASDAQ Index, an additional one percent of the target number of performance shares becomes vested for each additional percentile until reaching the top percentile.

Like a majority of companies using relative total shareholder return, the plan provides median long-term compensation at median performance of the market. For 2015 annual awards, the Compensation Committee retains negative discretion to reduce the number of shares that otherwise would vest as a result of achievement of the performance goals, if it deems appropriate. The Compensation Committee, in its discretion, may reduce the number of shares (down to zero) in the event of a negative material restatement of our financials, certain acts by the award holder involving fraud, or material violations of laws or regulations or material breaches of fiduciary duties owed to Polycom that have a significant negative effect on our reputation or business. The Compensation Committee, in its discretion, may also reduce the number of shares to the target level if there is a change in the stock price of more than 40% in the last 30 days of the performance period as compared to the preceding 90-day period.

The achievement level against TSR targets is described in further detail under “Performance Share Results for 2015” below.

Performance Share Results for 2015

In February 2016, the Compensation Committee certified that our TSR for the performance period from January 1, 2015 to December 31, 2015 ranked at approximately the 50th percentile as compared to the NASDAQ

Index, resulting in 100% of the target performance shares vesting for 2015 performance. In August 2015, the Compensation Committee certified that our TSR for the period from July 1, 2014 to June 30, 2015 ranked at approximately the 47th percentile as compared to the NASDAQ Index, resulting in 94% of the target performance shares vesting with respect to the performance shares that were granted to Mr. Leav in August 2014. In December 2015, the Compensation Committee certified that our TSR for the period from December 1, 2014 to November 30, 2015 ranked at approximately the 55th percentile as compared to the NASDAQ Index, resulting in 105% of the target performance shares vesting with respect to the performance shares that were granted to Mr. Leav in December 2013. The Compensation Committee is mindful of market dynamics, as discussed in the Executive Summary, and remains focused on delivering improved operating performance and earnings per share, as we believe those factors are fundamental to long-term share price appreciation. Performance achievements resulted in the vesting of the following shares based on the performance periods in 2015 mentioned above:

Named Executive Officer	Target Performance Shares Eligible to Vest (#)	Actual Performance Shares Vested (#)
Peter A. Leav (1)	207,261	212,694
Laura J. Durr (2)	38,491	38,491
Sayed M. Darwish (3)	41,822	41,822
Michael J. Frendo (4)	42,684	42,684

(1)	An aggregate of 212,694 shares that vested (i) in February 2016 with respect to the first of three tranches of the performance shares granted to Mr. Leav in 2015 and the second of three tranches of the performance shares granted to Mr. Leav in August 2014 and (ii) in December 2015 with respect to the second of three tranches of the performance shares granted to Mr. Leav in December 2013 in connection with his new hire package. Subject to continued employment, the second tranche of Mr. Leav’s performance share grant in August 2014 will vest in August 2016. Each tranche of Mr. Leav’s awards vest over a 1 year period.
(2)	An aggregate of 38,491 shares vested in February 2016, with respect to the first, second and third tranches of the performance shares granted to Ms. Durr in 2015, 2014 and 2013, respectively. Subject to continued employment, the second tranche of Ms. Durr’s promotion grant in May 2014 will vest in May 2016.
(3)	An aggregate of 41,822 shares vested in February 2016, with respect to the first, second and third tranches of the performance shares granted to Mr. Darwish in 2015, 2014 and 2013, respectively.
(4)	An aggregate of 42,684 shares vested in February 2016, with respect to the first tranche of the performance shares granted to Mr. Frendo in 2015. Subject to continued employment, the second tranche of Mr. Frendo’s new hire grant in May 2014 will vest in May 2016.

Stock Ownership Guidelines, Clawback Policy and Anti-Hedging Policy

Stock Ownership

We maintain stock ownership guidelines for our CEO, executive officers and directors, which are intended to align the interests of our executive officers more closely to the interests of our stockholders. The ownership guideline for our CEO is a minimum equity interest in an amount equal to three times base salary within five years of hire date. Our other executive officers should hold a minimum equity interest in an amount of 5,000 shares of our stock by the later of (i) the fifth anniversary of the executive’s commencement of employment with Polycom, or (ii) February 4, 2015. As of March 31, 2016, each of our NEOs had satisfied these ownership guidelines or had time remaining to do so. In addition, the members of our Board should hold a minimum equity interest in the amount equal to three times their annual cash retainer, or $135,000, within five years from the date they are appointed to the board. As of March 31, 2016, each of the members of our Board had satisfied these ownership guidelines or had time remaining to do so.

Clawback Policy

We have a clawback policy for performance-based cash and performance-based equity awards to executive officers if we are required to provide a material restatement of our financial statements for any of the prior three fiscal years. Under the policy, if the Board or Compensation Committee determines that any fraud or intentional misconduct by an executive officer was a significant factor contributing to the company restating all or a portion of our financial statements, the Board or Compensation Committee will take, in their discretion, such action as they deem necessary to remedy the fraud or intentional misconduct and prevent its recurrence, which may include (i) recouping all or part of any excess compensation received by such executive officer due to such restatement, (ii) recommending disciplinary action to the Board, up to and including termination, and (iii) pursuing other available remedies. This policy is in addition to any requirements which might be imposed pursuant to Section 304 under the Sarbanes-Oxley Act of 2002, and will be modified to the extent required by the Dodd-Frank Act of 2010 and the related rules of the Securities and Exchange Commission.

Anti-hedging

Our Insider Trading Policy prohibits our executive officers and other insiders of Polycom from the purchase or sale of, or offers to purchase or sell, derivative securities relating to our securities. This includes, for example, puts and calls as well as any other financial instruments designed to hedge or offset a decrease in the market value of our securities. We also prohibit short sales and margining of our securities, except as collateral to secure a bona fide loan.

Termination and Change of Control Arrangements

One of the objectives of our compensation philosophy is to offer a total compensation program that takes into consideration the other compensation practices of our peer companies, including termination and change of control arrangements. We have entered into change of control severance agreements with certain of our executives, including our NEOs. The change of control severance agreements, as well as certain equity awards granted to the NEOs, generally provide for the payment of compensation to our NEOs (or accelerated vesting with respect to the equity awards) upon termination of employment under certain conditions in the event of a change of control, including a termination without cause or for good reason following a change of control of Polycom (commonly referred to as a “double-trigger” change in control). Additionally, we maintain the Executive Severance Plan in which our NEOs are eligible to participate. The Executive Severance Plan generally provides for the payment of compensation for the participating NEOs in the event of involuntary termination of employment other than for cause, death or disability, or voluntary termination for Good Reason (as defined therein). The level of Mr. Leav’s severance benefits under the Executive Severance Plan and his change of control severance agreement were negotiated with him at the time of his hire. The Compensation Committee believes that these benefits are in line with market practices and were necessary in order to recruit him to join us. The Compensation Committee, with market data provided by Radford, conducted a competitive review of our severance and change of control benefits in August 2015.

The various termination and change of control arrangements between Polycom and our executive officers are designed to meet the following objectives:

Arrangements	Objectives
Executive Severance Plan	The purpose of the Executive Severance Plan is to provide assurances of specified severance benefits to eligible employees of Polycom whose employment is subject to being involuntarily terminated other than for death, disability, or cause or voluntarily terminated for good reason. We believe that it is imperative to provide such individuals with severance benefits upon certain terminations of employment, which we recognize can be triggered at any time, to (i) secure their continued dedication to their work, notwithstanding the possibility of a termination by Polycom, and (ii) provide such individuals with an incentive to continue employment

Arrangements	Objectives

with Polycom. We believe that the benefits under the Executive Severance Plan are competitive relative to the severance protection provided to similarly situated individuals at our peer companies and appropriate given that the benefits are subject to the executive’s entry into a release of claims in favor of Polycom and non-solicitation and nondisparagement obligations, and in certain cases where enforceable non-competition obligations, for one year following termination of employment.

Change of Control Severance Arrangements	It is expected that from time to time Polycom will consider the possibility of an acquisition by another company or other change of control. We recognize that such consideration can be a distraction to executive officers and can cause executive officers to consider alternative employment opportunities. We believe that it is imperative to provide such individuals with severance benefits upon their termination of employment following a change of control to (i) secure their continued dedication and objectivity, notwithstanding the possibility, threat or occurrence of a change of control, (ii) provide such individuals with an incentive to continue employment and motivate them to maximize our value upon a change of control for the benefit of its stockholders, and (iii) provide such individuals with enhanced financial security.

Other Arrangements	Certain executive officers reporting under Section 16 of the Exchange Act, including the NEOs, are entitled to a twelve-month post-termination exercise period with respect to certain stock options in the event of (i) the involuntary termination of their employment without cause, (ii) the voluntary termination of their employment for good reason, or (iii) their retirement. The Compensation Committee believes that these arrangements are appropriate to help retain and motivate the executives and consistent with prevailing market practice. See “Potential Payments Upon Termination or Change of Control—Termination or Change of Control Arrangements” for more detail on these arrangements.

We believe the terms and payout levels of our termination and change of control arrangements are consistent with current market practices and competitively necessary to attract and retain qualified executives. To ensure that the severance and change of control arrangements continue to remain consistent with our compensation philosophy and current market practices, the Compensation Committee periodically reviews these arrangements and did so during 2015, with the assistance of Radford. However, these termination and change of control arrangements do not affect the Compensation Committee’s decisions regarding other elements of compensation.

The Executive Severance Plan, change of control severance agreements and related arrangements are described in further detail in the section entitled “Potential Payments Upon Termination or Change of Control—Termination or Change of Control Arrangements.”

Retirement Benefits under the 401(k) Plan, Executive Perquisites and Generally Available Benefit Programs

In 2015, the NEOs were eligible to participate in our employee stock purchase plan and the health and welfare programs that are generally available to other company employees, including medical, dental, vision, life, short-term and long-term disability, employee assistance, flexible spending, and accidental death & dismemberment. In addition, we allow reimbursements to our executive officers for the cost of tax preparation and advisory services, subject to a maximum of $10,000 for our CEO and CFO and $5,000 for all other executive officers. We also maintain a flexible time off policy for certain of our U.S.-based senior management including our NEOs, and certain other employees, that enables vacation to be taken on a discretionary basis, work schedule permitting. As a result of participation in the flexible time off policy, NEOs do not accrue vacation days.

We maintain a tax-qualified Polycom, Inc. 401(k) Plan (the “401(k) Plan”), which is broadly available to our general employee population. Under the 401(k) Plan, all U.S. company employees are eligible to receive matching contributions from Polycom. The matching contribution for the 2015 401(k) Plan year was 50% of the first 6% of compensation contributed by employees to the 401(k) Plan, up to a maximum per participating employee of $2,000. We do not provide defined benefit pension plans or defined contribution retirement plans to our executive officers or other employees other than: (i) the 401(k) Plan or (ii) as required in certain countries other than the United States for legal or competitive reasons.

The 401(k) Plan and other generally available benefit programs allow us to remain competitive, and we believe that the availability of such benefit programs enhances employee loyalty and productivity. The benefit programs are primarily intended to provide all eligible employees with competitive and quality healthcare, financial protection for retirement and enhanced health and productivity. These benefit programs typically do not factor into decisions regarding executive compensation packages.

Accounting and Tax Considerations

The Compensation Committee generally take into consideration the accounting and tax effect of each component of compensation when establishing the compensation programs, practices and packages offered to our executive officers and aims to keep the compensation expense associated with such programs, practices and packages within reasonable levels and an established budget.

Compliance with Section 162(m) of the Internal Revenue Code

The Compensation Committee has reviewed our executive compensation program and understands that while some compensation paid to our executives may be deductible under Section 162(m), other compensation may not be deductible to us as a result of the income tax deduction limits under Section 162(m). However, the Compensation Committee does not believe that the loss of any income tax deductions will be likely to have a material adverse financial impact on the company. Further, we may from time to time pay compensation or grant equity awards to our executive officers that may not be deductible when we believe that such compensation is appropriate and in the best interests of our stockholders, after taking into consideration current circumstances, changing business conditions and/or the executive officer’s performance. Time-based RSUs, for example, are not qualified under Section 162(m).

Section 409A of the Internal Revenue Code

Section 409A imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although we do not maintain a traditional nonqualified deferred compensation plan, Section 409A applies to certain severance arrangements and equity awards. Consequently, the severance arrangements (described above) and equity awards are structured in a manner intended to either be exempt from the application of Section 409A or, to the extent doing so is not possible, to comply with the applicable Section 409A requirements.

Accounting for Stock-Based Compensation

We account for stock-based awards in accordance with the requirements of ASC Topic 718.

Compensation Committee Report

The Compensation Committee oversees Polycom’s compensation policies, plans and benefit programs. We have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, we have recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1.

Respectfully submitted by the members of the Compensation Committee of the Board of Directors

Robert J. Frankenberg (Chair)

Martha H. Bejar

John A. Kelley

Summary Compensation Table

The following table presents information concerning the total compensation of (i) our principal executive officer, (ii) our principal financial officer, and (iii) our two other most highly compensated executive officers, other than our principal executive officer and principal financial officer, who were serving as executive officers at the end of our fiscal year ended December 31, 2015 (collectively, “NEOs”). No disclosure is provided for 2013 for those persons who were not NEOs in those years.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Awards ($) (3) (4)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($)		Total ($) (11)
Peter A. Leav Chief Executive Officer and President	2015 2014 2013	700,000 700,000 58,333	— — 2,000,000	6,510,209 281,066 7,425,834	— — —	716,188 894,250 —	2,000 152,061 28,817	(6) (7) (8)	7,928,397 2,027,377 9,512,984

Laura J. Durr Chief Financial Officer, Chief Accounting Officer and Executive Vice President	2015 2014 2013	440,000 399,470 315,333	— — —	1,544,767 1,392,597 379,815	— — —	288,112 270,783 136,045	2,000 2,000 16,364	(6) (6) (9)	2,274,879 2,064,850 847,557

Sayed M. Darwish Chief Legal Officer and Executive Vice President, Corporate Development and Secretary	2015 2014 2013	438,576 432,189 413,751	— — —	1,193,683 1,059,962 865,359	— — —	269,231 330,392 267,713	2,000 2,000 22,529	(6) (6) (10)	1,903,490 1,824,543 1,569,352

Michael J. Frendo Executive Vice President of Worldwide Engineering	2015 2014	350,000 222,727	— —	1,544,767 1,868,669	— —	214,857 153,157	— 1,312	(6)	2,109,624 2,245,865

(1)	For 2014, includes prorated salary amounts to reflect (i) Ms. Durr’s promotion to CFO in May 2014 and (ii) Mr. Frendo joining the company in May 2014. For 2013, includes prorated salary for Mr. Leav who joined the company in December 2013.
(2)	For 2013, reflects a $2,000,000 sign-on bonus to Mr. Leav in accordance with his offer letter.
(3)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Original Form 10-K.
(4)	Includes both restricted stock units and performance shares. Amounts shown in the table reflect the target award level for performance shares, which we believe to be the probable outcome of the performance shares at the time the award is granted. If the outcomes for performance shares were achieved at the maximum award levels, the following values for stock awards would apply:

	2015		2014		2013
	Target ($) (100%)	Maximum ($) (150%)	Target ($) (100%)	Maximum ($) (150%)	Target ($) (100%)	Maximum ($) (150%)
Peter A. Leav	6,510,209	8,163,645	281,066	421,599	7,425,834	9,278,501
Laura J. Durr	1,544,767	1,937,101	1,392,597	1,674,645	379,815	463,431
Sayed M. Darwish	1,193,683	1,496,850	1,059,962	1,333,870	865,359	1,055,866
Michael J. Frendo	1,544,767	1,937,101	1,868,669	2,354,099	—	—

These amounts do not necessarily correspond to the actual value that was or may be realized by the NEOs.

(5)	Reflects awards for two six-month performance periods under the Performance Bonus Plan and the Management Bonus Plan (for the first half of 2014 for Mr. Frendo only), as applicable.
(6)	Reflects 401(k) matching contributions by Polycom.
(7)	Includes: (i) 401(k) matching contributions by Polycom of $2,000; (ii) $137,639 of relocation expenses in accordance with Mr. Leav’s offer letter and Board-approved relocation benefits; and (iii) $12,422 for Mr. Leav and his guest for airfare, accommodations, meals and transportation related to Polycom’s annual CEO Circle, a sales recognition event that he hosts as CEO.
(8)	Includes: (i) $11,603 reimbursement of legal fees associated with the preparation and negotiation of Mr. Leav’s offer of employment and (ii) $17,214 of reimbursement of relocation expenses in accordance with Mr. Leav’s offer letter.
(9)	Includes: (i) 401(k) matching contributions by Polycom of $2,000 and (ii) $14,364 for Ms. Durr and her spouse for airfare, accommodations, meals and transportation, group activities and gifts related to Polycom’s annual CEO Circle, a sales recognition event that she attended as an award recipient.
(10)	Includes: (i) 401(k) matching contributions by Polycom of $2,000 and (ii) $20,529 for Mr. Darwish and his spouse for airfare, accommodations, meals and transportation, group activities and gifts related to Polycom’s annual CEO Circle, a sales recognition event that he was asked to co-host with the CEO.
(11)	The actual realized compensation (comprised of actual cash compensation earned for performance and all other compensation as set forth in the Summary Compensation Table in that particular fiscal year, plus the value realized from performance shares, and RSUs that vested in such fiscal year) for the NEOs is set forth on the following table. No disclosure is provided for 2013 for those persons who were not NEOs in those years.

	2015 Realized Compensation ($)	2014 Realized Compensation ($)	2013 Realized Compensation ($)
Peter A. Leav	4,274,112	5,912,880	2,087,150
Laura J. Durr	1,826,890	922,554	678,755
Sayed M. Darwish	2,177,794	1,298,749	1,208,988
Michael J. Frendo	1,298,420	377,197	—

Grants of Plan-Based Awards in 2015

The following table presents information concerning each grant of an award made to a NEO in fiscal 2015 under any plan:

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)		Estimated Future Payouts Under Equity Incentive Plan Awards (2)		All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($)	Grant Date Fair Value of Stock and Option Awards ($) (4)
		Target ($)	Maximum ($)	Target (#)	Maximum (#)
P. Leav	1/1/2015	437,500	875,000	—	—	—	—	—	—
	7/1/2015	437,500	875,000	—	—	—	—	—	—
	2/27/2015	—	—	231,790	347,685	—	—	—	3,306,871
	2/27/2015	—	—	—	—	231,790	—	—	3,203,338
L. Durr	1/1/2015	176,000	352,000	—	—	—	—	—	—
	7/1/2015	176,000	352,000	—	—	—	—	—	—
	2/27/2015	—	—	55,000	82,500	—	—	—	784,667
	2/27/2015	—	—	—	—	55,000	—	—	760,100
S. Darwish	1/1/2015	164,466	328,932	—	—	—	—	—	—
	7/1/2015	164,466	328,932	—	—	—	—	—	—
	2/27/2015	—	—	42,500	63,750	—	—	—	606,333
	2/27/2015	—	—	—	—	42,500	—	—	587,350
M. Frendo	1/1/2015	131,250	262,500	—	—	—	—	—	—
	7/1/2015	131,250	262,500	—	—	—	—	—	—
	2/27/2015	—	—	55,000	82,500	—	—	—	784,667
	2/27/2015	—	—	—	—	55,000	—	—	760,100

(1)	Reflects target and maximum bonus amounts for the first half of fiscal 2015 performance (January 1, 2015 through June 30, 2015 performance period) and second half of fiscal 2015 performance (July 1, 2015 through December 31, 2015 performance period) under the Performance Bonus Plan, as described in “Compensation Discussion and Analysis—2015 Target Short-Term Cash Incentives.” There is no threshold payout amount. The actual bonus amounts were determined by the Compensation Committee in August 2015 and February 2016, respectively, and are reflected in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table.”
(2)	Reflects target and maximum number of performance shares granted under the 2011 Equity Incentive Plan, as described in “Compensation Discussion and Analysis—Long-Term, Equity-Based Incentives.” There is no threshold payout amount. See “Outstanding Equity Awards at 2015 Fiscal Year-End” for a further description of certain terms, including vesting schedules, relating to these awards. The actual number of shares to vest with respect to the first one-third tranche of these 2015 performance shares was certified by the Compensation Committee at 100% of target, as described in “Compensation Discussion and Analysis—Performance Share Results for 2015.”
(3)	Reflects restricted stock units granted under the 2011 Equity Incentive Plan. See “Outstanding Equity Awards at 2015 Fiscal Year-End” for a further description of certain terms, including vesting schedules, relating to these awards.
(4)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Original Form 10-K. These amounts do not necessarily correspond to the actual value that may be realized by the NEOs.

Outstanding Equity Awards at 2015 Fiscal Year-End

The following table presents information concerning unexercised options and stock that has not vested for each NEO outstanding as of the end of fiscal 2015.

Name	Grant Date	Option Awards (1)				Stock Awards (2)
		Number of Securities Underlying Unexercised Options (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (3)	Number of Unearned Shares or Units of Stock That Have Not Vested (#)	Market Value of Unearned Shares or Units of Stock That Have Not Vested ($) (3)
		Exercisable	Unexercisable
P. Leav	12/02/13	—	—	—	—	87,500	(4)	1,101,625	175,002	2,203,275
	08/06/14	—	—	—	—	—		—	20,001	251,813
	02/27/15	—	—	—	—	231,790		2,918,236	347,685	4,377,354
L. Durr	05/29/12	7,000	—	11.61	05/29/19	—		—	—	—
	02/27/13	—	—	—	—	6,361		80,085	—	—
	06/05/13	—	—	—	—	6,361		80,085	—	—
	02/26/14	—	—	—	—	23,892		300,801	11,946	150,400
	05/28/14	—	—	—	—	17,500		220,325	8,751	110,175
	02/27/15	—	—	—	—	73,333		923,262	55,001	692,456
S. Darwish	05/29/12	30,000	—	11.61	05/29/19	—		—	—	—
	02/27/13	—	—	—	—	14,494		182,479	—	—
	06/05/13	—	—	—	—	14,493		182,467	—	—
	02/26/14	—	—	—	—	39,487		497,142	19,745	248,583
	02/27/15	—	—	—	—	56,666		713,425	42,501	535,088
M. Frendo	05/13/14	—	—	—	—	73,053		919,737	36,527	459,869
	02/27/15	—	—	—	—	73,333		923,262	55,001	692,456

(1)	Reflects options granted under the 2011 Equity Incentive Plan. All options granted to NEOs on May 29, 2012 vested over a two-year period, at a rate of 50% upon the first and second anniversaries of the date of grant.
(2)	Reflects performance shares and restricted stock units under the 2011 Equity Incentive Plan, as described in “Compensation Discussion and Analysis—Long-Term, Equity-Based Incentives.” Unless otherwise indicated below, all of the other performance shares and restricted stock units granted to NEOs shown here vest over a three-year period, at a rate of one-third upon each of the first, second and third anniversaries of the date of grant, or (in the case of performance shares only) on such later date as the Compensation Committee certifies achievement of the performance criteria.

(3)	Market value of shares or units of stock that have not vested or that have not yet been earned is computed by multiplying (i) $12.59, the closing price on the NASDAQ Global Select Market of Polycom common stock on December 31, 2015, the last business day of fiscal 2015, by (ii) the number of shares or units of stock.
(4)	These restricted stock units granted to Mr. Leav upon his hiring are scheduled to vest over a three-year period, at a rate of 50% of the total shares on the first anniversary of the December 2, 2013 grant date and then at a rate of 25% upon each of the second and third anniversaries of the date of grant thereafter.

2015 Option Exercises and Stock Vested

The following table presents information concerning each exercise of stock options and each vesting of stock during fiscal 2015 for each of the NEOs.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
P. Leav	—	—	216,265	2,855,924
L. Durr	—	—	83,297	1,096,778
S. Darwish	—	—	112,407	1,467,986
M. Frendo	—	—	55,031	733,563

(1)	Reflects the closing price on the NASDAQ Global Select Market of Polycom common stock on the vesting date.

Potential Payments Upon Termination or Change of Control

Termination or Change of Control Arrangements

2011 Equity Incentive Plan

Certain equity awards, including options to purchase shares of Polycom common stock, performance shares and restricted stock units, held by the NEOs and Polycom’s non-employee directors were granted under the 2011 Equity Incentive Plan (the “2011 Plan”). In the event of a change in control of Polycom, the successor corporation must assume the award, substitute an equivalent award, convert the award into an award to purchase the consideration received by the stockholders of Polycom or cancel the award after payment to the holder of the fair market value of the shares subject to the award, less the exercise price (if any). If there is no assumption, substitution, conversion or payment, such award will become fully vested and exercisable prior to the change in control.

In the event that the officer is terminated by Polycom for any reason other than cause or if such officer terminates employment for Good Reason (as defined below) within the 12 months following a change in control, each such officer’s awards will become fully vested and exercisable. In the event that a non-employee director is not asked to be a member of the board of directors of the successor corporation following a change in control, each such director’s awards will become fully vested and exercisable.

Treatment of Equity Awards Held by Executive Officers and Non-Employee Directors under the Merger Agreement with Mitel

On April 15, 2016, Polycom entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Mitel Networks Corporation (“Mitel”) and Meteor Two, Inc., an indirect wholly owned subsidiary of Mitel (“Merger Sub”), providing for the merger of Merger Sub with and into Polycom (the “Merger”), with Polycom surviving the Merger as an indirect wholly owned subsidiary of Mitel.

Prior to the effective time of the Merger (the “Effective Time”), each equity award covering shares of Polycom common stock outstanding as of the business day immediately prior to the closing date of the Merger that is held by a “disqualified individual” within the meaning of Section 4985 of the Internal Revenue Code, including each of Polycom’s executive officers and non-employee directors, will be accelerated and cancelled in exchange for an amount in cash (without interest and subject to applicable tax withholdings), payable on the business day immediately prior to the closing date of the Merger, determined as follows:

•	With regard to stock options: The product of (i) the excess of (a) the sum of (A) $3.12 plus the product of (B) 1.3100 multiplied by the average of the volume weighted average price of a common share of Mitel on NASDAQ on each of the five consecutive trading days ending with the complete trading day immediately prior to the closing date of the Merger (such price the “Mitel Average Closing Price,” and such sum the “Per Share Cash Value”), over (b) the exercise price per share of Polycom common stock underlying such stock option multiplied by (ii) the number of shares of Polycom common stock underlying such stock option.

•	With regard to restricted stock units and performance shares: The product of (i) the Per Share Cash Value multiplied by (ii) the number of shares of Polycom common stock underlying such award of restricted stock units or performance shares (with any award of performance shares accelerated at 100% of the target number of shares set forth in the applicable award agreement).

The vesting acceleration described above is expected to apply to each of the equity awards held by the NEOs and non-employee directors that are outstanding on the business day immediately before the closing date of the Merger. All equity awards that otherwise remain outstanding as of the closing date of the Merger will be (a) cashed out with respect to any stock options and any vested (but not yet settled) restricted stock units and performance shares, or (b) assumed by Mitel with respect to any other restricted stock units and performance shares, as specified in the Merger Agreement. With respect to any performance shares to be assumed by Mitel, the number of shares subject to the outstanding awards to be assumed will be based on 100% of the target number of shares set forth in the applicable performance share award agreement, and the awards will be subject to time-based vesting but no longer will be subject to any performance vesting criteria.

Post-Termination Exercise Arrangements between Polycom and its Executive Officers

In July 2003, the Compensation Committee approved for Polycom’s executive officers reporting under Section 16 of the Exchange Act, that in the event of (i) the involuntary termination of their employment without cause, (ii) the voluntary termination of their employment for good reason, or (iii) their retirement, such officers would have a twelve-month period in which to exercise stock options that are outstanding on the date of termination (to the extent exercisable on the date of termination).

In the event of such officers’ retirement, this twelve-month exercise period applies only to stock options granted on or after the date of approval of this arrangement by the Compensation Committee.

Executive Severance Plan

Each of the NEOs participates in Polycom’s Executive Severance Plan (the “Severance Plan”). Generally, if a Severance Plan participant is terminated by Polycom other than for cause, death or disability, or resigns for Good Reason, he or she will receive a lump sum severance payment equal to 100% of base salary then in effect plus target bonus in effect in the last fiscal year that ended prior to the termination date (or, for the CEO, 150% of base salary and target bonus), lump sum payment of 12 months (or, for the CEO, 18 months) of health premiums, outplacement assistance and, for the CEO only, 18 months acceleration of then outstanding and unvested, time-based equity awards. The severance benefits under the Severance Plan are subject to the participant executing a release of claims in favor of Polycom and agreeing to non-solicitation, non-disparagement and non-competition (if applicable) obligations for a period of one year following his or her termination.

Change of Control Severance Agreements

Polycom has entered into a Change of Control Severance Agreement with each NEO. Under the terms of the Change of Control Severance Agreement, the executive is obligated to remain with Polycom for six (6) months following a Change of Control, subject to certain limitations. If, within twelve (12) months following a Change of Control (or within 24 months following a Change of Control for Mr. Leav), the executive is involuntarily terminated other than for cause, resigns for Good Reason, or dies or terminates employment due to disability, he or she will receive:

•	A lump sum payment equal to 100% of base salary and target bonus (or, for Mr. Leav, 200% of base salary and target bonus);

•	A lump sum cash payment equal to 24 multiplied by his or her monthly premium for continued health care coverage; and

•	Full vesting of then-outstanding equity awards and the immediate right to exercise any then-outstanding options and similar awards, with any performance goals subject to performance shares or other performance-based awards deemed achieved at the target levels.

If such executive’s employment is terminated for any other reason, he or she will receive severance or other benefits only to the extent he or she would be entitled to receive those benefits under Polycom’s then-existing severance or benefit plans or pursuant to any other written agreement.

Definition of “Cause”

As defined in the Change of Control Severance Agreements, “Cause” generally means:

•	An act of personal dishonesty taken by the employee in connection with his or her responsibilities as an employee and intended to result in his or her substantial personal enrichment;

•	The employee being convicted of a felony;

•	A willful act by the employee which constitutes gross misconduct and which is injurious to Polycom; or

•	The employee’s demonstrably willful and deliberate continued violations of his or her obligations to Polycom following receipt of written demand for performance from Polycom regarding the employee’s failure to have substantially performed his or her duties.

As defined in the Severance Plan, “Cause” generally means:

•	The employee not having corrected the failure to substantially perform his or her duties, thirty (30) days after having received written demand from Polycom of such failure;

•	An act of personal dishonesty taken by the employee in connection with his or her responsibilities as an employee intended, or reasonably expected, to result in his or her substantial personal enrichment;

•	The employee’s conviction of, or plea of nolo contendere to, a felony or misdemeanor that Polycom reasonably believes has had or will have a material detrimental effect on Polycom’s reputation or business;

•	A material violation by the employee of any written Polycom employment policy or standard of conduct;

•	The employee being found liable in any securities law action or entering any cease and desist order with respect to such action;

•	The employee obstructing or impeding, endeavoring to obstruct, impede or improperly influence, or failing to materially cooperate with, any investigation authorized by the Board or any governmental or self-regulatory entity, other than the employee’s failure to waive attorney-client privilege relating to communications with his or her attorney in connection with the investigation; or

•	The employee’s disqualification or bar from serving in the capacity contemplated by his or her position or loss of a license reasonably necessary to perform his or her responsibilities, that continues for more than thirty (30) days, during which Polycom otherwise uses good faith efforts to cause the disqualification or bar to be lifted or the license replaced.

Definition of “Change of Control”

As defined in the Change of Control Severance Agreements and the Severance Plan, a “Change of Control” generally means:

•	The acquisition by any person of 50% or more of the total voting power of Polycom’s then outstanding voting securities;

•	A change in the Board’s composition during any two-year period, such that a majority consists of persons who are not either directors who were in office when the agreement was entered into or whose nominations were approved by a majority of the directors who were in office at the time of such nomination;

•	A merger or consolidation involving Polycom where the outstanding securities of Polycom immediately prior to the merger or consolidation no longer represent at least 60% of the voting power of the surviving entity immediately after such merger or consolidation; or

•	The sale, lease, or other disposition of all or substantially all of Polycom’s assets.

Definition of “Good Reason”

As defined in the Change of Control Severance Agreements, “Good Reason” generally means the occurrence of any of the following without the employee’s written consent:

•	A material reduction of the employee’s duties, title, authority or responsibilities, or the assignment to the employee of such reduced duties, authority or responsibilities;

•	A substantial reduction of the facilities and perquisites available to the employee immediately prior to such reduction;

•	A reduction by Polycom in the base compensation or target annual bonus opportunity of the employee;

•	A material reduction by Polycom in the kind or level of benefits with the result that the employee’s overall benefits package is significantly reduced; or

•	The relocation of the employee to a facility or a location more than thirty-five (35) miles.

As defined in the Severance Plan, “Good Reason” generally means the occurrence of any of the following without the employee’s written consent:

•	A material diminution by Polycom in the employee’s base pay provided, however, that, a reduction of base pay that (combined with all prior reductions) totals twenty percent (20%) or less (fifteen percent (15%) or less in the case of the CEO) and also applies to substantially all other senior executives of Polycom will not constitute “Good Reason”; or

•	The relocation of the employee’s principal work location to a facility or a location more than thirty-five (35) miles.

For Mr. Leav, “Good Reason” under the Severance Plan generally also includes:

•	A material reduction of his duties, title authority or responsibilities, or the assignment to him of such reduced duties, authority or responsibilities;

•	The Board’s failure to nominate or take commercially reasonable actions necessary or appropriate to support Mr. Leav’s election to the Board;

•	A substantial reduction of the facilities and perquisites available to him, unless the reduction applies to substantially all other executive officers of the Company; and

•	A material reduction by the Company in the kind or level of benefits that results in a significant reduction in his overall benefits package, other than any reduction that also applies to substantially all other executive officers of the Company.

Awards under the 2011 Plan provide that “Cause,” “Change of Control,” and “Good Reason” have the same meaning as those terms are defined under the Change of Control Severance Agreements.

Estimated Payments Upon Termination or Change in Control

The following table provides information concerning the estimated payments and benefits that would be provided in the circumstances described above for each of the NEOs. Payments and benefits are estimated assuming that the triggering event took place on the last business day of fiscal 2015 (December 31, 2015), and the price per share of Polycom’s common stock is the closing price on the NASDAQ Global Select Market as of that date ($12.59). There can be no assurance that a triggering event would produce the same or similar results as those estimated below if such event occurs on any other date or at any other price, of if any other assumption used to estimate potential payments and benefits is not correct. Due to the number of factors that affect the nature and amount of any potential payments or benefits, any actual payments and benefits may be different.

Name	Type of Benefit (1)	Potential Payments Upon:
		Involuntary Termination Other Than For Cause		Voluntary Termination for Good Reason
		Not in Connection With a Change of Control ($) (2)	Within 12 (or 24) Months of Change of Control ($) (3)	Not in Connection With a Change of Control ($) (2)	Within 12 (or 24) Months of Change of Control ($) (3)
P. Leav	Cash Severance Payments	2,362,500	3,150,000	2,362,500	3,150,000
	Vesting Acceleration (4)	3,047,107	8,574,822	3,047,107	8,574,822
	Continued Coverage of Employee Benefits (5)	12,537	16,716	12,537	16,716
	Outplacement Assistance	9,500	—	9,500	—

	Total Termination Benefits (6):	5,431,644	11,741,538	5,431,644	11,741,538

L. Durr	Cash Severance Payments	792,000	792,000	792,000	792,000
	Vesting Acceleration (4)	—	2,239,912	—	2,239,912
	Continued Coverage of Employee Benefits (5)	14,671	31,098	14,671	31,098
	Outplacement Assistance	9,500	—	9,500	—

	Total Termination Benefits (6):	816,171	3,063,010	816,171	3,063,010

S. Darwish	Cash Severance Payments	767,508	767,508	767,508	767,508
	Vesting Acceleration (4)	—	2,097,960	—	2,097,960
	Continued Coverage of Employee Benefits (5)	18,371	46,530	18,371	46,530
	Outplacement Assistance	9,500	—	9,500	—

	Total Termination Benefits (6):	795,379	2,911,998	795,379	2,911,998

M. Frendo	Cash Severance Payments	612,500	612,500	612,500	612,500
	Vesting Acceleration (4)	—	2,611,216	—	2,611,216
	Continued Coverage of Employee Benefits (5)	19,423	43,950	19,423	43,950
	Outplacement Assistance	9,500	—	9,500	—

	Total Termination Benefits (6):	641,423	3,267,666	641,423	3,267,666

(1)	Reflects the terms of: (i) the Executive Severance Plan described above; (ii) the Change of Control Severance Agreements between Polycom and certain of its executive officers; and (iii) the terms of the Equity Incentive Plans. On December 31, 2015, each of the NEOs in the table above were participants in the Executive Severance Plan and party to a Change of Control Severance Agreement.
(2)	Reflects the terms of the Executive Severance Plan described above. Under the Executive Severance Plan, these severance benefits are not triggered if employment termination occurs due to death or disability.

(3)	Reflects the terms of the Change of Control Severance Agreements described above. Does not reflect any dollar value associated with the Post-Termination Exercise Arrangements between Polycom and its senior executive officers described above. Executive officers, who have entered into a Change of Control Severance Agreement, are obligated under their agreements to remain with Polycom for six months following a change of control, subject to certain limitations. For Mr. Leav, the triggering termination may occur within 24 months following a change of control (12 months for Ms. Durr, Mr. Darwish and Mr. Frendo). Under the Change of Control Severance Agreements, these severance benefits also are triggered if employment termination occurs due to death or disability. Under the Equity Incentive Plans, the vesting acceleration benefit also would have become payable upon a change of control if the executive officer’s equity awards were not assumed or substituted in accordance with the awards’ terms as described above.
(4)	Reflects full value awards, which includes performance shares and restricted stock units. None of the NEOs in this table held any unvested options of Polycom common stock on December 31, 2015. For performance shares, aggregate market value is computed by multiplying (i) the number of unvested shares at December 31, 2015 based upon the target outcome of the awards, by (ii) $12.59. For restricted stock units, aggregate market value is computed by multiplying (i) the number of unvested shares at December 31, 2015, by (ii) $12.59.
(5)	Assumes a lump sum payment based on the estimated premiums for COBRA continuation coverage.
(6)	In the event that the severance and other benefits provided would be subject to excise taxes imposed by Section 280G and Section 4999 of the Internal Revenue Code, such amount will either be delivered in full or reduced so as not to be subject to excise taxation, whichever amount is higher, pursuant to the terms of the Executive Severance Plan or Change of Control Severance Agreement, as applicable.

Compensation of Directors

Compensation for Fiscal 2015

The following table provides information concerning the compensation paid by us to each of our non-employee directors for fiscal 2015 board service. Mr. Leav, who is an employee, does not receive additional compensation for his services as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1) (2)	All Other Compensation	Total ($)
Betsy S. Atkins (3)	80,000	262,800	—	342,800
Martha H. Bejar	65,000	262,800	—	327,800
Gary J. Daichendt	22,269	164,850	—	187,119
Robert J. Frankenberg	80,000	262,800	—	342,800
John A. Kelley, Jr.	77,500	262,800	—	340,300
D. Scott Mercer	90,000	262,800	—	352,800
William A. Owens (4)	28,462	—	—	28,462
Kevin T. Parker (5)	90,000	262,800	—	352,800

(1)	Reflects the aggregate grant date fair value dollar amount computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in the Original Form 10-K, filed with the SEC on February 20, 2016. These amounts do not correspond to the actual value that may be recognized by the directors.
(2)	In fiscal 2015, each of our non-employee directors received an award of 20,000 shares of restricted stock units. These restricted stock units were granted on May 27, 2015, with a grant date fair value of $13.14 per share. Mr. Daichendt joined the Board in August 2015 and received a pro-rated award of 15,000 shares of restricted stock units. These restricted stock units were granted on August 5, 2015, with a grant date fair value of $10.99 per share.
(3)	Ms. Atkins resigned from the Board, effective April 15, 2016.
(4)	Mr. Owens did not stand for reelection at the 2015 annual meeting of stockholders.
(5)	Mr. Parker resigned from the Board, effective February 12, 2016.

As of December 31, 2015, the aggregate number of unvested shares underlying stock awards and options outstanding for each of our non-employee directors was:

Name	Aggregate Number of Shares Underlying Stock Awards Outstanding	Aggregate Number of Shares Underlying Options Outstanding
Betsy S. Atkins	10,000	—
Martha H. Bejar	10,000	—
Gary J. Daichendt	10,000	—
Robert J. Frankenberg	10,000	—
John A. Kelley, Jr.	10,000	—
D. Scott Mercer	10,000	—
Kevin T. Parker	10,000	—

Standard Non-Employee Director Compensation Arrangements

We use a combination of cash and equity compensation to attract and retain qualified candidates to serve on the Board. The Corporate Governance and Nominating Committee, in conjunction with the Compensation Committee in 2015, conducts a periodic review of non-employee director compensation and, if appropriate, recommends any changes in the type or amount of compensation to the Board. In reviewing non-employee director compensation, the Corporate Governance and Nominating Committee, in conjunction with the Compensation Committee in 2015, takes into consideration the compensation paid to non-employee directors of comparable companies, including competitive non-employee director compensation data and analyses prepared by Radford, a compensation consulting firm that the Corporate Governance and Nominating Committee engages directly for such purpose, and the specific duties and committee responsibilities of particular directors. In addition, the Compensation Committee may make recommendations or approve changes in non-employee director compensation in connection with the Compensation Committee’s administration and oversight of our Equity Incentive Plans. Any change in non-employee director compensation is approved by the Board. No changes were made to non-employee director compensation for fiscal 2015.

Cash Compensation

Non-employee directors receive annual cash fees for service on the Board and its various committees. The following table provides information regarding the amount of annual cash fees.

Position	Fees ($)
Member of the Board	45,000
Chairman of the Board	45,000
Audit Committee:
Chairperson	35,000
Member	20,000
Compensation Committee:
Chairperson	25,000
Member	15,000
Corporate Governance and Nominating Committee:
Chairperson	20,000
Member	10,000

Equity Compensation

Each of our non-employee directors receives a grant of 20,000 restricted stock units on the date of each annual meeting of stockholders, provided that the non-employee director is re-elected at the annual meeting. The restricted stock units generally vest in four equal installments over approximately one year. In addition, upon joining the Board, a non-employee director will receive a pro rata portion of the annual 20,000 restricted stock unit grant, to be prorated based upon the number of months to be served by such director until our next annual meeting of stockholders and to vest in accordance with the same vesting schedule as the annual director grants. The restricted stock unit agreement for grants to non-employee directors also contains a voluntary termination provision that provides that in the event a director voluntarily terminates his or her service from the Board not less than six months after the grant date of such award, then such restricted stock unit award will fully vest on the date of the director’s termination from service. These equity awards are granted pursuant to our 2011 Equity Incentive Plan.

See “Potential Payments Upon Termination or Change of Control—Termination or Change of Control Arrangements” above for a description of potential acceleration of non-employee directors’ equity awards upon a change in control of Polycom and certain other treatment in connection with the Merger.

Director Stock Ownership Guidelines

In November 2007, upon the recommendation of the Corporate Governance and Nominating Committee, the Board implemented stock ownership guidelines for Polycom’s non-employee directors. Pursuant to such guidelines, each non-employee director is required to hold Polycom stock in an amount equal to three times the amount of the annual cash Board retainer of $45,000, or $135,000, with a timeline of five years for each non-employee director to meet such ownership guidelines or, as appropriate, five years from the date that a new non-employee director is appointed to the Board.

Other Arrangements

Non-employee directors also have their travel, lodging and related expenses associated with attending Board or Committee meetings and for participating in Board-related activities paid or reimbursed by Polycom.

Compensation Committee Interlocks and Insider Participation

Ms. Atkins, Mr. Frankenberg and Mr. Kelley served as members of the Compensation Committee during fiscal 2015. No interlocking relationships exist between any member of Polycom’s Board or Compensation Committee and any member of the board of directors or compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of the Compensation Committee is or was formerly an officer or an employee of Polycom or our subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes the number of outstanding options, warrants and rights granted to employees and directors, as well as the number of securities remaining available for future issuance, under Polycom’s equity compensation plans as of December 31, 2015.

	(a)		(b)		(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)		Weighted- average exercise price of outstanding options, warrants and rights ($)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
Equity compensation plans approved by security holders	6,910,742	(1)	$11.61	(2)	23,106,809	(3)
Equity compensation plans not approved by security holders (4)	42		$0.75		—

Total	6,910,784				23,106,809

(1)	Includes 6,742,183 shares that may be issued under performance shares and restricted stock units at December 31, 2015.
(2)	Excludes 6,742,183 shares that may be issued under performance shares and restricted stock units as such awards are issuable for no consideration.
(3)	Includes 9,164,481 shares available for future issuance under the Employee Stock Purchase Plan at December 31, 2015.
(4)	Includes 42 shares available to be issued upon exercise of outstanding options with a weighted-average exercise price of $0.75 related to certain outstanding options assumed under the ViVu 2008 Equity Incentive Plan in conjunction with Polycom’s acquisition of ViVu Inc. in October 2011.

Ownership of Securities

The following table sets forth certain information regarding the beneficial ownership of Polycom’s common stock, as of March 31, 2016, for the following:

•	each person (or group of affiliated persons) who is known by us to beneficially own more than five percent (5%) of the outstanding shares of our common stock;

•	each of our non-employee directors;

•	each of our executive officers named in the Summary Compensation Table of this Amendment No. 1; and

•	all directors and current executive officers of Polycom as a group.

5% Stockholders, Directors and Officers (1)	Shares Beneficially Owned (#) (2)	Percentage Beneficially Owned (%) (2)
5% Stockholders:
BlackRock, Inc. (3)	11,694,670	8.80%
The Vanguard Group (4)	9,400,885	7.09%
Dimensional Fund Advisors LP (5)	8,911,061	6.73%
Elliott Associates, LP (6)	8,850,892	6.70%
Soros Fund Management LLC (7)	8,466,666	6.39%

Non-Employee Directors:
Martha H. Bejar (8)	42,500	*
Gary J. Daichendt (8)	15,000	*
Robert J. Frankenberg (8)	53,333	*
John A. Kelley, Jr. (8)	138,949	*
D. Scott Mercer (8)	113,350	*

Named Executive Officers:
Peter A. Leav	320,206	*
Laura J. Durr (9)	194,082	*
Sayed M. Darwish (10)	145,205	*
Michael J. Frendo (11)	111,621	*
All directors and current executive officers as a group (9 persons) (12)	1,134,246	*

*	Represents less than 1% of the total.
(1)	Unless otherwise indicated in the table, the address for each listed person is c/o Polycom, Inc., 6001 America Center Drive, San Jose, California 95002.
(2)	The number and percentage of shares beneficially owned is determined under rules of the SEC, and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of March 31, 2016, through the exercise of any stock option or other right. Unless otherwise indicated in the footnotes, each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares shown as beneficially owned. Percentage beneficially owned is based on 135,054,538 shares of common stock outstanding on March 31, 2016.
(3)	Information concerning stock ownership was obtained from Amendment No. 9 to the Schedule 13G filed with the SEC on January 27, 2016 by BlackRock, Inc., which reported sole voting power with respect to 11,380,712 shares of common stock and sole dispositive power with respect to 11,694,670 shares of common stock. The address of BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.
(4)	Information concerning stock ownership was obtained from Amendment No. 3 to the Schedule 13G filed with the SEC on February 10, 2016 by The Vanguard Group, Inc., which reported sole voting power with respect to 168,804 shares of common stock, shared voting power with respect to 9,500 shares of common stock, sole dispositive power with respect to 9,229,581 shares of common stock and shared dispositive power with respect to 171,304 shares of common stock. The address of the Vanguard Group, Inc. is 100 Vanguard Blvd, Malvern, PA 19355.
(5)	Information concerning stock ownership was obtained from Amendment No. 1 to the Schedule 13G filed with the SEC on February 9, 2016 by Dimensional Fund Advisors LP., which reported sole voting power with respect to 8,694,057 shares of common stock and sole dispositive power with respect to 8,911,061 shares of common stock. The address of Dimensional Fund Advisors LP is Building One, 6300 Bee Cave Road, Austin, TX 78746.
(6)	Information concerning stock ownership was obtained from the Schedule 13D filed with the SEC on October 8, 2015 by Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc. Elliott Associates L.P. reported sole voting power with respect to 3,009,307 shares of common stock and sole dispositive power with respect to 3,009,307 shares of common stock. Elliott International, L.P. and Elliott International Capital Advisors Inc. reported shared voting power with respect to 5,841,585 shares of common stock and shared dispositive power with respect to 5,841,585 shares of common stock. The address of each of the foregoing is 40 West 57th Avenue, New York, New York 10019.
(7)	Information concerning stock ownership was obtained from Amendment No. 2 to the Schedule 13G filed with the SEC on February 16, 2016 by Soros Fund Management LLC, George Soros and Robert Soros. Soros Fund Management LLC reported sole voting power with respect to 8,466,666 shares of common stock and sole dispositive power with respect to 8,466,666 shares of common stock. George Soros and Robert Soros reported shared voting power with respect to 8,466,666 shares of common stock and shared dispositive power with respect to 8,466,666 shares of common stock. The address of each of the foregoing is 250 West 55th Street, 38th Floor, New York, New York 10019.

(8)	Includes 5,000 shares subject to restricted stock units that are scheduled to vest within 60 days of March 31, 2016.
(9)	Includes (i) 7,000 shares subject to options that are exercisable within 60 days of March 31, 2016, (ii) 5,833 shares subject to restricted stock units, and (iii) 5,833 shares subject to performance shares that are scheduled to vest within 60 days of March 31, 2016.
(10)	Includes 30,000 shares subject to options that are exercisable within 60 days of March 31, 2016.
(11)	Includes (i) 24,351 shares subject to performance shares that are eligible to vest within 60 days of March 31, 2016 and (ii) 24,351 shares subject to restricted stock units that are scheduled to vest within 60 days of March 31, 2016.
(12)	Includes (i) 37,000 shares subject to options that are exercisable within 60 days of March 31, 2016, (ii) 30,184 shares subject to performance shares that are eligible to vest within 60 days of March 31, 2016, and (iii) 30,184 shares subject to restricted stock units that are scheduled to vest within 60 days of March 31, 2016.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Person Transactions

In accordance with our Code of Business Ethics and Conduct, our Related Person Transaction Approval Policy and Guidelines and the charter for the Audit Committee of the Board, our Audit Committee reviews and approves in advance in writing any proposed related person transactions.

For purposes of these procedures, “related person” and “transaction” have the meanings contained in Item 404 of Regulation S-K.

The individuals and entities that are considered “related persons” include:

•	Directors, nominees for director and executive officers of Polycom;

•	Any person known to be the beneficial owner of more than five percent (5%) of Polycom’s common stock (a “5% Stockholder”); and

•	Any immediate family member, as defined in Item 404(a) of Regulation S-K, of a director, nominee for director, executive officer and 5% Stockholder.

In accordance with our Related Person Transaction Approval Policy and Guidelines, the Audit Committee must review and approve all transactions in which (i) Polycom or one of its subsidiaries is a participant, (ii) the amount involved exceeds $120,000 and (iii) a related person has a direct or indirect material interest, unless such transactions are otherwise excluded as disclosable transactions pursuant to Item 404 of Regulation S-K. Additionally, the Audit Committee must approve all transactions, regardless of size or materiality, involving the hiring of an immediate family member or entity substantially owned or controlled by an immediate family member of a director, nominee for director, executive officer or 5% Stockholder. Polycom requires that each related person promptly notify Polycom’s General Counsel and Chief Financial Officer of any interest that such party has in a transaction. If the General Counsel or Chief Financial Officer determines that the proposed transaction requires Audit Committee approval in accordance with the Related Person Transaction Approval Policy and Guidelines, the matter is referred to the Audit Committee for review.

In assessing a related person transaction brought before it for approval the Audit Committee considers, without limitation: the commercial reasonableness of the transaction, whether the transaction was undertaken in the ordinary course of business, how the transaction was initiated and by whom, the purpose and potential benefits and materiality of the transaction to Polycom, the approximate dollar value of the transaction, the extent to which the related person has an interest in the transaction, whether the transaction has an impact on any non-employees director’s independence, actual or apparent conflicts of interest as a result of the transaction and any other factors deemed relevant by the Audit Committee. The Audit Committee may then approve, ratify, rescind or take other action with respect to the transaction in its discretion.

Any material related person transaction will be disclosed in the applicable SEC filing as required by the rules of the SEC. There were no disclosable related person transactions since the beginning of our last fiscal year.

Director Independence

The Board has determined that, with the exception of Peter A. Leav, who is an employee of Polycom, all of its current members are “independent directors” as that term is defined in the listing standards of NASDAQ. In addition, the Board determined that Mr. Owens, Mr. Parker and Ms. Atkins, each of whom served as directors during fiscal 2015, were “independent directors” as that term is defined in the listing standards of NASDAQ. In the course of determining the independence of each non-employee director, the Board considered the annual amount of Polycom’s sales to, or purchases from, any company where a non-employee director serves as an executive officer. The Board determined that any such sales or purchases were made in the ordinary course of business and the amount of such sales or purchases in each of the past three fiscal years was less than 1% of Polycom’s or the applicable company’s consolidated gross revenues for the applicable year.

In addition, all of our directors who currently serve, or served during fiscal 2015, on the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee of the Board are, or were, considered to be “independent” based on the applicable listing standards of NASDAQ.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accounting Fees

The following table presents fees billed for professional audit services and other services rendered to Polycom by PricewaterhouseCoopers LLP for the years ended December 31, 2014 and December 31, 2015 (in thousands).

	2015	2014
Audit Fees (1)	$3,291	$2,885
Audit-Related Fees (2)	25	125
Tax Fees	—	—
All Other Fees (3)	—	35

Total	$3,316	$3,045

(1)	Audit Fees consists of fees billed for professional services rendered for the audit of Polycom’s consolidated financial statements included in Polycom’s Annual Reports on Form 10-K and for the review of the consolidated financial statements included in Polycom’s Quarterly Reports on Form 10-Q, as well as services that generally only Polycom’s independent registered public accounting firm can reasonably provide, including statutory audits and services rendered in connection with SEC filings. Audit Fees also includes the audit of the effectiveness of Polycom’s internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-Related Fees consists of fees billed for assurance and related services that are traditionally performed by Polycom’s independent registered public accounting firm.
(3)	Other fees for the year ended December 31, 2014 consists of fees billed for web design consulting services performed by BGT Partners ($35,000). BGT Partners was acquired by PricewaterhouseCoopers in 2013. The Company no longer uses these services.

Pre-Approval of Audit and Non-Audit Services

Polycom’s Audit Committee has adopted a policy for pre-approving the services and associated fees of Polycom’s independent registered public accounting firm. Under this policy, the Audit Committee must pre-approve all services and associated fees provided to Polycom by its independent registered public accounting firm, with certain exceptions described in the policy. The Policy for Preapproving Services and Fees of Polycom’s Independent Auditor is available on Polycom’s website at www.polycom.com, under the tabs “Company” and “Investor Relations—Corporate Governance.”

All PricewaterhouseCoopers LLP services and fees in fiscal 2014 and fiscal 2015 were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. Financial Statements.

Reference is made to the Index to consolidated financial statements of Polycom, Inc. under Item 8 of Part II of the Original Form 10-K.

2. Financial Statement Schedule. The following Financial Statement Schedule was filed as part of the Original Form 10-K:

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

See Items 8 and 15(a)(2) of the Original Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POLYCOM, INC.

/S/ PETER A. LEAV
Peter A. Leav
Chief Executive Officer, President and Director

Date: April 28, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER A. LEAV	Chief Executive Officer, President and Director (Principal Executive Officer)	April 28, 2016
Peter A. Leav

/S/ LAURA J. DURR Laura J. Durr	Chief Financial Officer, Chief Accounting Officer, and Executive Vice President (Principal Financial Officer and Principal Accounting Officer)	April 28, 2016

/S/ MARTHA H. BEJAR	Director	April 28, 2016
Martha H. Bejar

/S/ GARY J. DAICHENDT	Chairman of the Board and Director	April 28, 2016
Gary J. Daichendt

/S/ ROBERT J. FRANKENBERG	Director	April 28, 2016
Robert J. Frankenberg

/S/ JOHN A. KELLEY	Director	April 28, 2016
John A. Kelley

/S/ D. SCOTT MERCER	Director	April 28, 2016
D. Scott Mercer

* By:	/S/ Peter A. Leav
Peter A. Leav
Attorney-in-Fact

EXHIBITS TO ANNUAL REPORT ON FORM 10-K

For the year ended December 31, 2015

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of April 15, 2016, by and among Polycom, Inc., Mitel Networks Corporation, and Meteor Two, Inc. (which is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 18, 2016).

2.2	Purchase and Sale Agreement, by and between Registrant and Mobile Devices Holdings, LLC, dated May 10, 2012 (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

2.3	Amendment No. 1 to Purchase and Sale Agreement, by and between Registrant and Mobile Devices Holdings, LLC, dated October 22, 2012 (which is incorporated herein by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2012).

3.1	Restated Certificate of Incorporation of Polycom, Inc. (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 2, 2011).

3.2	Amended and Restated Bylaws of Polycom, Inc., as amended effective April 18, 2016 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2016).

4.1	Reference is made to Exhibits 3.1 and 3.2.

4.2	Specimen Common Stock certificate (which is incorporated herein by reference to Exhibit 4.2 to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-02296) filed with the Commission on March 12, 1996).

10.1	Lease Agreement by and between the Registrant and Legacy III SJ America Center I, LLC, dated August 4, 2011, regarding the space located at 6001 America Center Drive, San Jose, California (which is incorporated herein by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

10.2	Credit Agreement, dated as of September 13, 2013, by and among the Registrant, the guarantors from time to time party thereto and Morgan Stanley Senior Funding, Inc. as Administrative Agent and Collateral Agent (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 13, 2013).

10.3*	Polycom, Inc. Executive Severance Plan and Summary Plan Description, as amended and restated effective July 30, 2014 (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2014).

10.4*	Form of Amended and Restated Change of Control Severance Agreement (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on October 29, 2015).

10.5*	Form of Indemnification Agreement entered into between the Registrant and each of its directors and officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 11, 2008).

10.6*	Summary of Arrangement between the Registrant and its Senior Executive Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on November 3, 2003).

10.7*	Performance Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 25, 2012).

Exhibit No.	Description

10.8*	Polycom, Inc. Management Bonus Plan, as amended (which is incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 29, 2008).

10.9*	Polycom, Inc. 2011 Equity Incentive Plan, as amended and restated May 27, 2015 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 1, 2015).

10.10*	Polycom, Inc. 2005 Employee Stock Purchase Plan, as amended (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed with the Commission on June 11, 2014).

10.11*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.12*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.13*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.14*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.15*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 31, 2011).

10.16*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

10.17*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

10.18*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

10.19*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

10.20*	Form of Stock Option Agreement for Officers (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

10.21*	Form of Stock Option Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 1, 2012).

Exhibit No.	Description

10.22*	Form of Restricted Stock Unit Agreement for Non-Employee Directors (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2013).

10.23*	Form of Performance Share Agreement for Officers (which is incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2014).

10.24*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed with the Commission on May 1, 2014).

10.25*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on April 30, 2015).

10.26*	Form of Performance Share Agreement for Officers (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2015).

10.27*	Form of Performance Share Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2015).

10.28*	Form of Restricted Stock Unit Agreement for Officers (which is incorporated herein by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2015).

10.29*	Form of Restricted Stock Unit Agreement for Non-Officers (which is incorporated herein by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on July 31, 2015).

10.30*	Offer Letter with Peter A. Leav, dated November 20, 2013 (which is incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 3, 2013).

10.31*	Amended and Restated Change of Control Severance Agreement with Peter A. Leav, effective as of August 6, 2015 (which is incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on October 29, 2015).

21.1‡	Subsidiaries of the Registrant.

23.1‡	Consent of Independent Registered Public Accounting Firm.

24.1‡	Power of Attorney.

31.1‡	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.2‡	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.3(1)	Certification of the President and Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

31.4(1)	Certification of the Executive Vice President, Finance and Administration and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).

32.1‡	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

101.INS‡	XBRL Instance Document

101.SCH‡	XBRL Taxonomy Extension Schema Linkbase Document

101.CAL‡	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF‡	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB‡	XBRL Taxonomy Extension Label Linkbase Document

101.PRE‡	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
‡	Previously furnished or filed.
(1)	Filed herewith.