Form 10-Q
period 2016-03-31
POLYCOM INC
filed 2016-04-28
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

There were 135,620,260 shares of the Company’s Common Stock, par value $0.0005, outstanding on April 21, 2016.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED march 31, 2016

PART I FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$500,766	$435,093
Short-term investments	171,265	184,242
Trade receivables, net	162,896	187,888
Inventories	98,281	89,392
Prepaid expenses and other current assets	50,706	52,852
Total current assets	983,914	949,467
Property and equipment, net	97,301	101,853
Long-term investments	41,168	46,484
Goodwill	558,913	558,775
Purchased intangibles, net	11,765	14,065
Deferred taxes	85,221	89,865
Other assets	21,407	21,738
Total assets	$1,799,689	$1,782,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$87,093	$73,472
Accrued payroll and related liabilities	29,390	38,781
Taxes payable	1,469	4,342
Deferred revenue	173,342	170,559
Current portion of long-term debt	5,717	5,717
Other accrued liabilities	79,835	85,095
Total current liabilities	376,846	377,966
Long-term deferred revenue	89,931	86,191
Taxes payable	10,073	9,983
Deferred taxes	149	135
Long-term debt	227,369	228,799
Other non-current liabilities	25,676	25,964
Total liabilities	730,044	729,038
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.0005 par value; authorized: 350,000,000 shares; issued and outstanding:135,613,941 shares at March 31, 2016 and 132,665,165 shares at December 31, 2015	67	66
Additional paid-in capital	1,181,071	1,167,701
Accumulated deficit	(110,019)	(113,355)
Accumulated other comprehensive loss	(1,474)	(1,203)
Total stockholders' equity	1,069,645	1,053,209
Total liabilities and stockholders' equity	$1,799,689	$1,782,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
Product revenues	$203,260	$233,687
Service revenues	86,815	97,013
Total revenues	290,075	330,700
Cost of revenues:
Cost of product revenues	95,055	101,269
Cost of service revenues	31,191	36,611
Total cost of revenues	126,246	137,880
Gross profit	163,829	192,820
Operating expenses:
Sales and marketing	79,463	90,859
Research and development	43,070	49,337
General and administrative	20,110	21,167
Amortization of purchased intangibles	2,200	2,417
Restructuring costs	7,502	24
Transaction-related costs	4,244	—
Total operating expenses	156,589	163,804
Operating income	7,240	29,016
Interest and other income (expense), net:
Interest expense	(1,637)	(1,484)
Other income (expense), net	869	22
Interest and other income (expense), net	(768)	(1,462)
Income before provision for income taxes	6,472	27,554
Provision for income taxes	3,137	6,356
Net income	$3,335	$21,198

Basic net income per share	$0.02	$0.16

Diluted net income per share	$0.02	$0.15

Number of shares used in computation of net income per share:
Basic	134,168	134,777
Diluted	137,292	139,233

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$3,335	$21,198
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	1,064	183
Unrealized gains/losses on investments:
Unrealized holding gains arising during the period	226	89
Net gains (losses) reclassified into earnings	7	(3)
Net unrealized gains on investments	233	86
Unrealized gains/losses on hedging securities:
Unrealized hedge (losses) gains arising during the period	(1,627)	6,298
Net gains reclassified into earnings for revenue hedges	(1,298)	(6,636)
Net losses reclassified into earnings for expense hedges	1,357	4,078
Net unrealized (losses)/gains on hedging securities	(1,568)	3,740
Other comprehensive (loss) income	(271)	4,009
Comprehensive income	$3,064	$25,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$3,335	$21,198
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,976	14,104
Amortization of purchased intangibles	2,300	3,093
Amortization of capitalized software development costs for products to be sold	1,017	685
Amortization of debt issuance costs	133	133
Amortization of discounts and premiums on investments, net	372	527
Write-down of excess and obsolete inventories	2,314	4,530
Stock-based compensation expense	11,480	9,232
Excess tax benefits from stock-based compensation expense	(1,225)	(3,120)
(Gain) loss on disposal of property and equipment	(32)	541
Changes in assets and liabilities:
Trade receivables	25,171	304
Inventories	(11,158)	1,856
Deferred taxes	(2,297)	(1,469)
Prepaid expenses and other assets	426	(4,651)
Accounts payable	13,342	(1,120)
Taxes payable	4,307	8,498
Other accrued liabilities and deferred revenue	(8,568)	(23,969)
Net cash provided by operating activities	52,893	30,372
Cash flows from investing activities:
Purchases of property and equipment	(6,772)	(11,748)
Capitalized software development costs for products to be sold	(792)	(606)
Purchases of investments	(63,926)	(50,669)
Proceeds from sales of investments	1,600	5,185
Proceeds from maturities of investments	80,548	42,796
Net cash provided by (used in) investing activities	10,658	(15,042)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	10,706	12,408
Payments on debt	(1,563)	(1,563)
Purchase and retirement of common stock under share repurchase plan	—	(39,993)
Purchase and retirement of common stock for tax withholdings on vesting of employee stock-based awards	(9,086)	(10,922)
Excess tax benefits from stock-based compensation expense	1,225	3,120
Net cash provided by (used in) financing activities	1,282	(36,950)
Effect of exchange rate changes on cash and cash equivalents	840	—
Net increase (decrease) in cash and cash equivalents	65,673	(21,620)
Cash and cash equivalents, beginning of period	435,093	443,132
Cash and cash equivalents, end of period	$500,766	$421,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of March 31, 2016, the condensed consolidated statements of operations for the three months ended March 31, 2016 and 2015, the condensed consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In addition, the condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements as of that date. Accordingly, these condensed consolidated financial statements do not include all of the information and notes typically found in the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K as amended of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, the accompanying unaudited financial statements have been prepared on a basis consistent with the Company’s December 31, 2015 audited financial statements and all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2015.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three months ended March 31, 2016 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Subsequent Event

On April 15, 2016, the Company entered into a definitive agreement to be acquired by Mitel Networks Corporation (“Mitel”) for $3.12 in cash and 1.31 common shares of Mitel for each share of our common stock (the “Merger”). Consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) antitrust regulatory approval in Germany and Russia, (iv) Committee on Foreign Investment in the United States approval, (v) effectiveness of the Registration Statement on Form S-4 relating to the Merger, (vi) approval by our stockholders of the Merger and (vii) approval by Mitel’s stockholders of the issuance of Mitel shares as part of the Merger consideration.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of adopting this standard on its Consolidated Financial Statements and disclosures.

In March 2016, the FASB issued an accounting standard update which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not require dedesignation provided that all other hedge accounting criteria continue to be met. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal year beginning after December 15, 2016. Early adoption is permitted. The standard can be applied either on a prospective basis or a modified retrospective basis. The Company is evaluating the impact of adopting this standard on its Consolidated Financial Statements and disclosures.

In February 2016, the FASB issued an accounting standard update which requires a lessee to generally recognize a right-of-use asset and a lease liability on the balance sheet. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted. The standard will be applied using a modified retrospective approach. The Company is evaluating the impact of adopting this standard on its Consolidated Financial Statements and disclosures.

In January 2016, the FASB issued an accounting standard update which amends the current guidance related to accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. The standard is effective for fiscal years beginning after December 15, 2017, and interim periods within fiscal years beginning after December 15, 2017. The Company is evaluating the impact of adopting this standard on its Consolidated Financial Statements and disclosures.

In May 2014, the FASB issued an accounting standard update which provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued an accounting standard update to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. In March 2016, the FASB issued an accounting standard update which clarifies the principal versus agent assessment in the new revenue recognition guidance. In April 2016, the FASB issued an accounting standard update which clarifies identifying performance obligations and the licensing implementation guidance in the new revenue recognition guidance. The Company is evaluating the potential effects of the adoption of these standards on its Consolidated Financial Statements and disclosures.

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. Additional cash consideration of up to $12.5 million is payable to Polycom over this fiscal year subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal year ending December 31, 2016. These conditions were not met for the fiscal year ended December 31, 2015. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the three months ended March 31, 2016 and 2015, there were no realized gains on sale of discontinued operations.

4. ACCOUNTS RECEIVABLE FINANCING

The Company has a financing agreement with an unrelated third party financing company (the “Financing Agreement”) whereby the Company offers distributors and resellers direct or indirect financing on their purchases of the Company’s products and services. In return, the Company agrees to pay the financing company a fee based on a defined percentage of the transaction amount financed. In certain instances, these financing arrangements result in a transfer of the Company’s receivables, without recourse, to the financing company. If the transaction meets the applicable criteria under Accounting Standards Codification (“ASC”) 860 and is accounted for as a sale of financial assets, the accounts receivable are excluded from the balance sheet upon the third party financing company’s payment remittance to the Company. In certain legal jurisdictions, the arrangement fees that involve maintenance services or products bundled with maintenance at one price do not qualify as a sale of financial assets in accordance with the authoritative guidance. Accordingly, accounts receivable related to these arrangements are accounted for as a secured borrowing in accordance with ASC 860, and the Company records a liability for any cash received, while maintaining the associated accounts receivable balance until the distributor or reseller remits payment to the third-party financing company.

In the three months ended March 31, 2016, total transactions entered into pursuant to the terms of the Financing Agreement were $51.7 million, of which $30.1 million were related to the transfer of the financial assets arrangement. In the three months ended March 31, 2015, total transactions entered into were $64.6 million, of which $39.2 million were related to the transfer of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of March 31, 2016 and December 31, 2015 was $38.1 million and $32.7 million, respectively, of which $18.4 million and $22.1 million, respectively, was related to the accounts receivable transferred, and is included in “Trade receivables, net” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were $0.8 million and $0.9 million for the three months ended March 31, 2016 and 2015, respectively. Those fees were recorded as reductions to revenues.

5. GOODWILL, PURCHASED INTANGIBLES, AND SOFTWARE DEVELOPMENT COSTS

Goodwill

The following table presents the changes to the Company’s goodwill by segment during the three months ended March 31, 2016 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2015	$308,159	$101,882	$148,734	$558,775
Foreign currency translation	—	—	138	138
Balance at March 31, 2016	$308,159	$101,882	$148,872	$558,913

Purchased Intangible Assets and Software Development Costs

The following table presents details of the Company’s total purchased intangible assets and capitalized software development costs for products to be sold as of the following periods (in thousands):

	March 31, 2016			December 31, 2015
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(81,045)	$133	$81,178	$(80,945)	$233
Customer and partner relationships	79,525	(68,811)	10,714	79,525	(66,742)	12,783
Non-compete agreements	1,800	(1,800)	—	1,800	(1,700)	100
Trade name	3,400	(3,400)	—	3,400	(3,369)	31
Finite-lived intangible assets	165,903	(155,056)	10,847	165,903	(152,756)	13,147
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$166,821	$(155,056)	$11,765	$166,821	$(152,756)	$14,065
Capitalized software development costs for products to be sold	$13,836	$(6,019)	$7,817	$12,993	$(5,002)	$7,991

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely.

The following table summarizes the amortization expenses recorded in the following periods (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Amortization of purchased intangibles in revenues	$—	$19
Amortization of purchased intangibles in cost of product revenues	100	657
Amortization of purchased intangibles in operating expenses	2,200	2,417
Total amortization expenses of purchased intangibles	$2,300	$3,093

Amortization of purchased intangibles is not allocated to the Company’s segments.

The estimated future amortization expense as of March 31, 2016 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2016	$6,178
2017	4,669
Total	$10,847

In the three months ended March 31, 2016 and 2015, the Company capitalized approximately $0.8 million and $0.7 million of software development costs, respectively, for internally developed software products to be marketed and sold to customers after the point that technological feasibility has been reached and before the products are available for general release. The capitalized costs are being amortized over the estimated product useful life, generally three years, beginning when the products are available for general release. Management expects that the capitalized software development costs are recoverable from future gross profits generated by these products and services.

6. RESTRUCTURING COSTS

The Company recorded $7.5 million and $0.02 million of net restructuring charges during the three months ended March 31, 2016 and 2015, respectively. The restructuring charges during the three months ended March 31, 2016 were primarily related to certain actions announced in December 2015, which included reduction of approximately 11 percent of the global workforce that is expected to be substantially complete by the third quarter of 2016 and charges related to vacating certain leased facilities. These actions were designed to improve the Company's profitability by strategically investing in more accretive areas of the business and further leveraging its outsource partners. As of March 31, 2016, the Company has recorded a cumulative amount of $18.0 million in restructuring costs in connection with these actions, of which $7.5 million of restructuring costs were incurred during the three months ended March 31, 2016, and expects the remaining charges related to these actions to be in the range of $5 million to $7 million.

The following table summarizes the changes in the Company’s restructuring reserves during the three months ended March 31, 2016 (in thousands):

	Severance/Other	Facilities	Other	Total
Balance at December 31, 2015	$8,072	$18,455	$801	$27,328
Additions to the reserve, net	5,917	1,333	—	7,250
Interest accretion	—	252	—	252
Non-cash adjustments	—	(2)	—	(2)
Cash payments	(7,446)	(2,064)	(801)	(10,311)
Balance at March 31, 2016	$6,543	$17,974	$—	$24,517

As of March 31, 2016, the restructuring reserve was primarily comprised of facilities-related liabilities pertaining to previous restructuring actions. At the time the reserve was initially set up, the Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. These assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. To the extent that actual sublease income, the timing of subleasing the facility, or the associated cost of, or the recorded liability related to subleasing or terminating the Company’s lease obligations for these facilities is different than initial estimates, the Company adjusts its restructuring reserves in the period during which such information becomes known.

7. BALANCE SHEET DETAILS

Trade receivables, net consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Gross trade receivables	$218,550	$242,911
Returns and other reserves	(52,638)	(52,000)
Allowance for doubtful accounts	(3,016)	(3,023)
Total	$162,896	$187,888

Inventories consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Raw materials	$754	$824
Work in process	231	117
Finished goods	97,296	88,451
Total	$98,281	$89,392

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Non-trade receivables	$8,609	$7,689
Prepaid expenses	35,550	33,174
Derivative assets	4,735	10,396
Other current assets	1,812	1,593
Total	$50,706	$52,852

Deferred revenue consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Short-term:
Service	$169,361	$165,594
License	3,981	4,965
Total	$173,342	$170,559
Long-term:
Service	$85,687	$82,598
License	4,244	3,593
Total	$89,931	$86,191

Changes in deferred service revenue during the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$248,192	$257,280
Additions to deferred service revenue	92,630	87,848
Amortization of deferred service revenue	(85,774)	(86,186)
Balance at end of period	$255,048	$258,942

Changes in deferred license revenue during the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$8,558	$5,524
Additions to deferred license revenue	1,148	667
Amortization of deferred license revenue	(1,481)	(435)
Balance at end of period	$8,225	$5,756

The current portion of other accrued liabilities consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Accrued expenses	$23,662	$25,179
Accrued co-op expenses	2,173	2,670
Restructuring reserves	13,371	16,187
Warranty obligations	9,000	10,172
Derivative liabilities	8,877	6,031
Employee stock purchase plan withholdings	3,350	9,668
Other accrued liabilities	19,402	15,188
Total	$79,835	$85,095

Changes in warranty obligations during the three months ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$10,172	$11,613
Accruals for warranties issued during the period	1,946	3,341
Actual charges against warranty reserve during the period	(3,118)	(3,650)
Balance at end of period	$9,000	$11,304

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

On July 23, 2013, the Company announced that Andrew M. Miller had resigned from the positions of Chief Executive Officer and President of Polycom and from Polycom’s Board of Directors. The Company disclosed that Mr. Miller’s resignation came after a review by the Audit Committee of certain expense submissions by Mr. Miller, where the Audit Committee found certain irregularities in the submissions, for which Mr. Miller had accepted responsibility. Specifically, the Audit Committee determined that Mr. Miller improperly submitted personal expenses to Polycom for payment as business expenses and, in doing so, submitted to Polycom false information about the nature and purpose of expenses. Mr. Miller has reached a settlement with the SEC.

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

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against the Company and certain of its current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24,

2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, the Company issued materially false and misleading statements or failed to disclose information regarding the Company’s business, operational and compliance policies, including with respect to its former Chief Executive Officer’s expense submissions and the Company’s internal controls. The lawsuit further alleged that the Company’s financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against Polycom and granted plaintiffs leave to amend. The lead plaintiff filed a second complaint on May 4, 2015. Polycom and the individual defendants moved to dismiss the second amended complaint on June 26, 2015. On January 8, 2016, the parties executed a settlement agreement. The proposed settlement is subject to, and contingent upon, the Court’s review and approval. The lead plaintiff moved for preliminary approval of the settlement. The Court has issued an order preliminarily approving the settlement and has scheduled a hearing for August 2016 to consider final approval of the settlement.  If the settlement is approved, the settlement payment will be made by Polycom’s insurance carrier.

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

On November 22, 2013 and December 13, 2013, two purported shareholder derivative suits, captioned Ware v. Miller, et al., Case No. 1-13-cv-256608, and Clem v. Miller, et al., Case No. 1-13-cv-257664, respectively, were filed in the Superior Court of California, County of Santa Clara, against certain of the Company’s current and former officers and directors. On January 31, 2014, these two California state derivative actions were consolidated into In re Polycom, Inc. Derivative Shareholder Litigation, Lead Case No. 1-13-cv-256608. The Court stayed the California state derivative litigation pending resolution of both the federal derivative lawsuit and the federal securities class action.

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

The Credit Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of March 31, 2016. The Credit Agreement also includes customary events of default, including in the event of change of control, the occurrence of which could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

At March 31, 2016, the weighted average interest rate on the Term Loan was 2.40%, the accrued interest on the Term Loan was $0.6 million, and the current and noncurrent portion of the outstanding Term Loan was $5.7 million and $227.4 million, net of unamortized debt issuance costs of $0.5 million and $0.8 million, respectively.

The following table sets forth total interest expense recognized on the Term Loan (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Contractual interest expense	$1,426	$1,258
Amortization of debt issuance costs	133	133
Total	$1,559	$1,391

As of March 31, 2016, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Amount
Remainder of 2016	$4,688
2017	6,250
2018	223,437
Total	$234,375

10. INVESTMENTS

The Company had cash and cash equivalents of $500.8 million and $435.1 million at March 31, 2016 and December 31, 2015, respectively. Cash and cash equivalents generally consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities, U.S. government agency securities and corporate debt securities.

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

At March 31, 2016, the Company’s long-term investments had contractual maturities of one to two years.

The Company’s short-term and long-term investments in debt securities are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at March 31, 2016:
Short-term investments:
U.S. government securities	$45,113	$19	$(1)	$45,131
U.S. government agency securities	64,442	14	(6)	64,450
Non-U.S. government securities	4,946	—	(1)	4,945
Corporate debt securities	56,734	14	(9)	56,739
Total short-term investments	$171,235	$47	$(17)	$171,265
Long-term investments:
U.S. government securities	$7,412	$6	$—	$7,418
U.S. government agency securities	10,228	5	(3)	10,230
Corporate debt securities	23,507	28	(15)	23,520
Total long-term investments	$41,147	$39	$(18)	$41,168

Balances at December 31, 2015:
Short-term investments:
U.S. government securities	$49,036	$4	$(45)	$48,995
U.S. government agency securities	67,723	1	(30)	67,694
Non-U.S. government securities	7,303	—	(1)	7,302
Corporate debt securities	60,290	1	(40)	60,251
Total short-term investments	$184,352	$6	$(116)	$184,242
Long-term investments:
U.S. government securities	$8,058	$—	$(14)	$8,044
U.S. government agency securities	14,510	—	(48)	14,462
Corporate debt securities	24,056	2	(80)	23,978
Total long-term investments	$46,624	$2	$(142)	$46,484

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of investments that are in an unrealized loss position only. The unrealized losses are aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
March 31, 2016:
U.S. government securities	$6,820	$(1)	$—	$—	$6,820	$(1)
U.S. government agency securities	27,028	(9)	—	—	27,028	(9)
Non-U.S. government securities	4,044	(1)	—	—	4,044	(1)
Corporate debt securities	25,472	(24)	—	—	25,472	(24)
Total investments	$63,364	$(35)	$—	$—	$63,364	$(35)
December 31, 2015:
U.S. government securities	$48,445	$(59)	$—	$—	$48,445	$(59)
U.S. government agency securities	71,861	(78)	—	—	71,861	(78)
Non-U.S. government securities	5,001	(1)	—	—	5,001	(1)
Corporate debt securities	52,571	(120)	—	—	52,571	(120)
Total investments	$177,878	$(258)	$—	$—	$177,878	$(258)

During three months ended March 31, 2016 and 2015, there were no investments in the Company’s portfolio that were other-than temporarily impaired and the Company did not incur any material realized net gains or losses.

11. FAIR VALUE MEASUREMENTS

The tables below set forth the Company’s recurring fair value measurements (in thousands):

		Fair Value Measurements at March 31, 2016 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$14,222	$14,222	$—
U.S. government securities	125	—	125
U.S. government agency securities	2,700	—	2,700
Corporate debt securities	33,117	—	33,117
Short-term investments	171,265	—	171,265
Long-term investments	41,168	—	41,168
Total fixed income available-for-sale securities	$262,597	$14,222	$248,375

Foreign currency forward contracts (a)	$4,735	$—	$4,735
Liabilities:
Foreign currency forward contracts (b)	$8,877	$—	$8,877

		Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$10,313	$10,313	$—
Non-U.S. government securities	975	—	975
Corporate debt securities	19,799	—	19,799
Short-term investments	184,242	—	184,242
Long-term investments	46,484	—	46,484
Total fixed income available-for-sale securities	$261,813	$10,313	$251,500

Foreign currency forward contracts (a)	$10,396	$—	$10,396
Liabilities:
Foreign currency forward contracts (b)	$6,031	$—	$6,031

(a)	Included in short-term derivative assets as “Prepaid expenses and other current assets” in the condensed consolidated balance sheets.
(b)	Included in short-term derivative liabilities as “Other accrued liabilities” in the condensed consolidated balance sheets.

There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 and 2015. There were no investments classified as Level 3 as of March 31, 2016 and December 31, 2015.

In addition, the Company has facilities-related liabilities related to restructuring which were calculated based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820. See Note 6 for further details.

The fair value of the Company’s Term Loan under its Credit Agreement is measured using Level 2 inputs as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purposes. At March 31, 2016 and December 31, 2015, the estimated fair value of the Term Loan was approximately $229.7 million and $226.5 million, respectively, using observable market inputs. See Note 9 for further details.

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

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding non-designated hedges at March 31, 2016 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	14,046	$3,947	Buy	—	$—	—
Brazilian Real	26,676	$7,025	Sell	—	$—	—
Chinese Yuan	—	$—	—	56,384	$8,763	Buy
Chinese Yuan	53,555	$8,118	Sell	—	$—	—
Euro	28,688	$32,690	Buy	14,303	$15,936	Buy
Euro	42,475	$47,793	Sell	52,357	$58,468	Sell
British Pound	9,927	$14,247	Buy	14,801	$22,629	Buy
British Pound	15,561	$22,105	Sell	17,194	$26,021	Sell
Israeli Shekel	11,940	$3,101	Buy	31,600	$8,047	Buy
Israeli Shekel	42,167	$10,977	Sell	—	$—	—
Mexican Peso	22,737	$1,325	Buy	—	$—	—
Mexican Peso	45,430	$2,569	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		March 31, 2016	March 31, 2015
Foreign exchange contracts	Interest and other income (expense), net	$(2,147)	$4,673

Cash Flow Hedges

The Company designates forward contracts as cash flow hedges of foreign currency revenues and expenses, primarily the Chinese Yuan, Euros, British Pounds and Israeli Shekels. All foreign exchange contracts are carried at fair value on the condensed consolidated balance sheets and the maximum duration of foreign exchange forward contracts does not exceed 13 months.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding cash flow hedges at March 31, 2016 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	—	$—	—	121,716	$18,469	Buy
Euro	—	$—	—	27,397	$30,691	Buy
Euro	—	$—	—	84,143	$94,174	Sell
British Pound	—	$—	—	24,299	$35,845	Buy
British Pound	—	$—	—	26,506	$39,390	Sell
Israeli Shekel	12,960	$3,366	Buy	—	$—	—

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the following periods (in thousands):

	Gain or (Loss) Recognized in OCI- Effective Portion	Location of Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Gain or (Loss) Reclassified from OCI into Income-Effective Portion	Location of Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain or (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Three Months Ended March 31, 2016
Foreign exchange contracts	$(1,627)	Product revenues	$1,298	Interest and other income (expense), net	$(9)
		Cost of revenues	(297)
		Sales and marketing	(833)
		Research and development	(47)
		General and administrative	(180)
	$(1,627)		$(59)		$(9)

	Three Months Ended March 31, 2015
Foreign exchange contracts	$6,298	Product revenues	$6,636	Interest and other income (expense), net	$(31)
		Cost of revenues	(801)
		Sales and marketing	(1,787)
		Research and development	(715)
		General and administrative	(775)
	$6,298		$2,558		$(31)

(a)	There were no gains or losses recognized in income due to ineffectiveness in the periods presented.

As of March 31, 2016, the Company estimated that all values reported in accumulated other comprehensive loss will be reclassified to income within the next twelve months.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Interest and other income (expense), net” on the condensed consolidated statements of operations. For the three months ended March 31, 2016 and 2015, there were no such gains or losses.

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of March 31, 2016 and December 31, 2015. See Note 11 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Derivative assets (a):
Foreign exchange contracts	$2,548	$2,283	$2,187	$5,501
Derivative liabilities (b):
Foreign exchange contracts	$4,299	$2,269	$4,578	$4,401

(a)	All derivative assets are recorded in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded in “Other accrued liabilities” in the condensed consolidated balance sheets.

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

The following table sets forth the offsetting of derivative assets (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2016:
Foreign exchange contracts	$4,735	$—	$4,735	$(4,735)	$—	$—
As of December 31, 2015:
Foreign exchange contracts	$10,396	$—	$10,396	$(5,413)	$—	$4,983

The following table sets forth the offsetting of derivative liabilities (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of March 31, 2016:
Foreign exchange contracts	$8,877	$—	$8,877	$(4,735)	$—	$4,142
As of December 31, 2015:
Foreign exchange contracts	$6,031	$—	$6,031	$(5,413)	$—	$618

13. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or via privately negotiated transactions. In July 2014, the Company announced that its Board of Directors had approved a share repurchase plan (the “2014 repurchase plan”) under which the Company may at its discretion purchase shares in the open market with an aggregate value of up to $200.0 million. Any share repurchases will be funded through cash on hand and future cash flow from operations. During the three months ended March 31, 2016, the Company did not purchase any shares of common stock in the open market. During the three months ended March 31, 2015, the Company purchased approximately 2.9 million shares of common stock in the open market for $40.0 million. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over its par value and the portion allocated to additional paid-in capital based on the calculated average price in equity is recorded as a charge to retained earnings. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares. As of March 31, 2016, the Company had a remaining authorization to purchase up to an additional $60.1 million of shares in the open market under the 2014 repurchase plan.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component (in thousands). The tax effects were not shown separately, as the impacts were not material.

Three Months Ended March 31, 2016	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2015	$(59)	$(197)	$(947)	$(1,203)
Other comprehensive loss before reclassifications	(1,627)	226	1,064	(337)
Amounts reclassified from accumulated other comprehensive loss (a)	59	7	—	66
Net current-period other comprehensive loss	(1,568)	233	1,064	(271)
Balance as of March 31, 2016	$(1,627)	$36	$117	$(1,474)

(a)

See Note 12 for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive loss into net income related to cash flow hedges and each line item of net income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Interest and other income (expense), net” in the condensed consolidated statement of operations for the three months ended March 31, 2016, net of taxes.

14. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded for the periods presented and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Cost of product revenues	$781	$955
Cost of service revenues	1,111	1,308
Stock-based compensation expense included in cost of revenues	1,892	2,263

Sales and marketing	3,743	2,613
Research and development	2,029	2,573
General and administrative	3,816	1,783
Stock-based compensation expense included in operating expenses	9,588	6,969
Stock-based compensation expense related to employee equity awards and employee stock purchases	11,480	9,232
Tax benefit	2,245	1,529
Stock-based compensation expense related to employee equity awards and employee stock purchases, net of tax	$9,235	$7,703

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

Stock Options

There were no stock options granted during the three months ended March 31, 2016 and 2015.

Performance Shares and Restricted Stock Units

During the three months ended March 31, 2016 and 2015, the Company granted 883,296 and 884,202 performance shares to certain employees and executives, at a weighted average fair value of $10.87 and $14.27 per share, respectively. The 2016 and 2015 grants are generally divided evenly over three annual performance periods commencing with calendar year 2016 and 2015, respectively, and will vest on the first, second and third anniversary of the grant date.

During the three months ended March 31, 2016 and 2015, the Company granted 2,954,387 and 2,693,878 restricted stock units to certain employees and executives, at a weighted average fair value of $10.86 and $13.82 per share, respectively.

During the three months ended March 31, 2016 and 2015, there were no restricted stock units granted to non-employee directors.

Employee Stock Purchase Plan

During the three months ended March 31, 2016 and 2015, 1,236,759 and 1,183,426 shares, respectively, were purchased under the Company’s employee stock purchase plan (“ESPP”). As of March 31, 2016, there were 7,927,722 shares available to be issued under the ESPP.

Pursuant to the definitive agreement entered into with Mitel, the Company suspended the ESPP and terminated all offering periods on April 15, 2016, and subsequently refunded ESPP contributions received from the participating employees toward the related purchases. Effective as of one day prior to the closing of the Merger, and contingent upon the closing of the Merger, the ESPP will be terminated. The Company expects that there will be no further offering periods under the ESPP prior to its termination in connection with the closing of the Merger. The Company expects to recognize approximately $11.5 million of unamortized stock-based compensation expense in relation to the cancelled offering periods during the three months ended June 30, 2016. Refer to Note 1 for additional details regarding the definitive agreement.

Valuation Assumptions

For purchase rights granted pursuant to the ESPP, the estimated fair value per share of employee stock purchase rights for the two-year offering period commencing on February 1, 2016 ranged from $2.51 to $3.35, compared to the estimated fair value per share from $3.09 to $4.27 for the two-year offering period commencing on February 2, 2015.

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

Three Months Ended
	March 31, 2016	March 31, 2015
Expected volatility	31.85-34.97%	30.04-30.73%
Risk-free interest rate	0.47-0.81%	0.07-0.49%
Expected dividends	0.0%	0.0%
Expected life (years)	0.5-2.0	0.5-2.0

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

15. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted net income per share (in thousands, except for per share amounts):

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator
Net income	$3,335	$21,198

Denominator
Weighted average shares outstanding, basic	134,168	134,777
Effect of dilutive potential common shares	3,124	4,456
Weighted average shares outstanding, diluted	137,292	139,233

Basic net income per share	$0.02	$0.16

Diluted net income per share	$0.02	$0.15

Antidilutive employee stock-based awards, excluded	793	330

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

Financial information for each reportable geographical segment as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended March 31, 2016:
Revenue	$155,494	$73,529	$61,052	$290,075
% of total revenue	54%	25%	21%	100%
Contribution margin	$62,867	$26,952	$27,156	$116,975
% of segment revenue	40%	37%	44%	40%

For the three months ended March 31, 2015:
Revenue	$157,354	$93,849	$79,497	$330,700
% of total revenue	48%	28%	24%	100%
Contribution margin	$60,850	$42,776	$36,112	$139,738
% of segment revenue	39%	46%	45%	42%

As of March 31, 2016: Gross accounts receivable	$113,315	$64,110	$41,125	$218,550
% of total gross accounts receivable	52%	29%	19%	100%
As of December 31, 2015: Gross accounts receivable	$97,742	$78,726	$66,443	$242,911
% of total gross accounts receivable	40%	33%	27%	100%

During the three months ended March 31, 2016, two channel partners, ScanSource Communications (“ScanSource”) and Westcon Group, Inc (“Westcon”), accounted for 24% and 12% of the Company’s total revenues, respectively. During the three months ended March 31, 2015, one channel partner, ScanSource, accounted for 16% of the Company’s total revenues. ScanSource accounted for 23% and 20%, respectively, of total gross accounts receivable at March 31, 2016 and December 31, 2015.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Segment contribution margin	$116,975	$139,738
Corporate and unallocated costs	(84,103)	(98,339)
Stock-based compensation	(11,480)	(9,232)
Effect of stock-based compensation cost on warranty expense	(106)	(53)
Amortization of purchased intangibles	(2,300)	(3,074)
Restructuring costs	(7,502)	(24)
Transaction-related costs	(4,244)	—
Interest and other income (expense), net	(768)	(1,462)
Income before provision for income taxes	$6,472	$27,554

The following table summarizes the Company’s revenues by groups of similar products and services as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues:
UC group systems	$178,904	$204,651
UC personal devices	67,810	67,465
UC platform	43,361	58,584
Total	$290,075	$330,700

17. INCOME TAXES

The following table presents the income tax expense and the effective tax rates (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015
Provision for income taxes	$3,137	$6,356
Effective tax rate	48.5%	23.1%

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, and the effective tax rate reflects the applicable tax rates in effect in the various tax jurisdictions around the world where income is earned. During the three months ended March 31, 2016, the Company incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted losses from this jurisdiction were excluded from the determination of tax expense for the period. Additionally, the effective tax rate for the three months ended March 31, 2016 and 2015 differs from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments, and discrete items recorded during the period presented. A significant portion of pretax income is earned and taxed outside the U.S. The impacts on the tax provision due to lower statutory tax rates in foreign jurisdictions were benefits of approximately $1.5 million for the three months ended March 31, 2016, and $5.4 million for the three months ended March 31, 2015. As noted above, the effective income tax rate can be impacted each period by discrete factors or events. For the three months ended March 31, 2016 and 2015, discrete benefits of $0.4 million and $0.6 million were recorded for tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan.

As of March 31, 2016, the amount of gross unrecognized tax benefits was $20.8 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of March 31, 2016 and December 31, 2015, the Company had approximately $1.4 million of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $1.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

The Company is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and has entered into agreements with the local governments in certain foreign jurisdictions where it has significant operations to provide it with favorable tax rates in those jurisdictions if certain criteria are met. The tax benefit realized from favorable tax rates for the three months ended March 31, 2016 and for the three months ended March 31, 2015 were not material in the aggregate and did not have a material impact on earnings per share.

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

On July 27, 2015, the United States Tax Court (the “Court”) issued a taxpayer-favorable opinion with respect to Altera Corporation (“Altera”)’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. On December 1, 2015, the Court issued its final decision with respect to Altera’s litigation with the IRS. Subsequent to the decision, the IRS filed its appeal on February 23, 2016, and as such, no adjustment to the consolidated financial statement is recorded at this time. The Company is monitoring this case for any material impact to its consolidated financial statement and potential favorable implications to the Company’s cost-sharing arrangement.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

YOU SHOULD READ THE FOLLOWING DISCUSSION AND ANALYSIS IN CONJUNCTION WITH OUR CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES. EXCEPT FOR HISTORICAL INFORMATION, THE FOLLOWING DISCUSSION CONTAINS FORWARD LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. WHEN USED IN THIS REPORT, THE WORDS “MAY,” “BELIEVE,” “COULD,” “ANTICIPATE,” “WOULD,” “MIGHT,” “PLAN,” “EXPECT,” “WILL,” “INTEND,” “POTENTIAL,” “OBJECTIVE,” “STRATEGY,” “SHOULD,” “DESIGNED,” AND SIMILAR EXPRESSIONS OR THE NEGATIVE OF THESE TERMS ARE INTENDED TO IDENTIFY FORWARD LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS, INCLUDING, AMONG OTHER THINGS, STATEMENTS REGARDING OUR UNIQUE POSITION AND PRODUCTS, IMPORTANT DRIVERS, CUSTOMER AND GEOGRAPHIC REVENUE LEVELS AND MIX, GROSS MARGINS, OPERATING COSTS AND EXPENSES AND OUR CHANNEL INVENTORY LEVELS, INVOLVE RISKS AND UNCERTAINTIES. OUR ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE PROJECTED IN THE FORWARD LOOKING STATEMENTS. FACTORS THAT MIGHT CAUSE FUTURE RESULTS TO DIFFER MATERIALLY FROM THOSE DISCUSSED IN THE FORWARD LOOKING STATEMENTS INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN “RISK FACTORS” IN THIS DOCUMENT, AS WELL AS OTHER INFORMATION FOUND IN THE DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING OUR ANNUAL REPORT ON FORM 10-K AS AMENDED FOR THE YEAR ENDED DECEMBER 31, 2015.

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

Revenues for the three months ended March 31, 2016 were $290.1 million, a decrease of $40.6 million, or 12% from the same period in 2015. Both product and service revenues declined on a year-over-year basis during the three months ended March 31, 2016. The overall decrease in product revenues was primarily due to lower revenues from our UC group systems and UC platform products. With the exception of the fourth quarter of 2014 for UC group systems, both our UC group system and UC platform product revenues have declined year-over-year since the first quarter of 2012. This is primarily due to lower group video product revenues, and, to a lesser extent, decreased sales of our UC group voice products and RealPresence Platform hardware and software products. We expect this trend to continue at least in the near term. Service revenues decreased from the same period in 2015 as a result of lower maintenance service revenues due to the decrease in UC group systems and UC platform products revenues, a decrease in Halo related managed service revenues, and lower platform implementation service revenues, partially offset by an increase in new managed service revenues. Halo related managed services resulted from the visual collaboration business we acquired in 2011. Revenues from these services have decreased as the managed services contracts expire and in some cases, customers elect to purchase other Polycom product solutions rather than renew their managed services contracts.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 54%, 25%, and 21%, respectively, of our total revenues in the three months ended March 31, 2016. Our Americas, EMEA, and APAC segment revenues for the three months ended March 31, 2016 decreased by 1%, 22%, and 23%, respectively, as compared to the same period in 2015. On a year-over-year basis, product revenues declined in our APAC and EMEA segments and increased in our Americas segment in the three months ended March 31, 2016. Service revenues declined across all of our geographic segments in the three months ended March 31, 2016 as compared to the same period in 2015.

Operating margins for the three months ended March 31, 2016 decreased by approximately 6 percentage points as compared to the same period in 2015. The decrease in operating margins was primarily due to higher restructuring costs, decreased gross margins resulting from a product mix shift toward lower margin UC personal devices products and lower margin products within UC group systems products, and higher transaction-related costs during the three months ended March 31, 2016.

During the three months ended March 31, 2016, we generated $52.9 million in cash flow from operating activities, which after the impact of investing and financing activities, and foreign exchange rate changes described in detail under “Liquidity and Capital Resources,” resulted in a $65.7 million increase in our total cash and cash equivalents from December 31, 2015.

On April 15, 2016, we entered into a definitive agreement to be acquired by Mitel Networks Corporation (“Mitel”) for $3.12 in cash and 1.31 common shares of Mitel for each share of our common stock (the “Merger”). Consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) antitrust regulatory approval in Germany and Russia, (iv) Committee on Foreign Investment in the United States approval, (v) effectiveness of the Registration Statement on Form S-4 relating to the Merger, (vi) approval by our stockholders of the Merger and (vii) approval by Mitel’s stockholders of the issuance of Mitel shares as part of the Merger consideration.

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized in the following table:

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015	Decrease
Americas	$155,494	$157,354	(1)%
% of total revenues	54%	48%
EMEA	$73,529	$93,849	(22)%
% of total revenues	25%	28%
APAC	$61,052	$79,497	(23)%
% of total revenues	21%	24%
Total revenues	$290,075	$330,700	(12)%

Revenues decreased across all of our geographic segments in the three months ended March 31, 2016 as compared to the same period in 2015 primarily driven by decreased revenues in several of our key markets, primarily in China, Russia, and the Middle East, partially offset by year-over-year growth in India and the United States. Year-over-year results for EMEA were also impacted by unfavorable foreign currency exchange rates. On a year-over-year basis, our product revenues decreased in our APAC and EMEA segments and increased in our Americas segment, and service revenues decreased across all of our segments.

The overall decrease in revenues in the three months ended March 31, 2016, as compared to the same period in 2015, was primarily due to a decrease in product revenues of $30.4 million, or 13%, and to a lesser extent, service revenues which decreased by $10.2 million, or 11% as compared to the same period in 2015. The year-over-year decrease in product revenues was primarily due to lower revenues from our UC group systems and UC platform products primarily in China and Russia. The decrease in service revenues was primarily driven by lower maintenance service revenues due to the decrease in UC group systems and UC platform products revenues, a decrease in Halo related managed service revenues, and lower platform implementation service revenues, partially offset by an increase in new managed service revenues. As a result of declines in product revenues, as well as a greater mix of UC personal devices revenues which have lower service attach rates as compared to our UC group systems and UC platform products, service revenues from new maintenance contracts have declined over the last several quarters and this trend is likely to continue.

During the three months ended March 31, 2016, two channel partners, ScanSource Communications (“ScanSource”) and Westcon Group, Inc (“Westcon”), accounted for 24% and 12% of our total revenues, respectively. During the three months ended March 31, 2015, one channel partner, ScanSource, accounted for 16% of our total revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated revenues or segment revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The following table presents revenues for groups of similar products and services:

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015	Increase (Decrease)
UC group systems	$178,904	$204,651	(13)%
% of total revenues	62%	62%
UC personal devices	$67,810	$67,465	1%
% of total revenues	23%	20%
UC platform	$43,361	$58,584	(26)%
% of total revenues	15%	18%
Total revenues	$290,075	$330,700	(12)%

UC group systems include all group video, group voice and immersive telepresence systems products and the related service elements. The decrease in UC group systems revenues for the three months ended March 31, 2016 compared to the same period in 2015 was primarily driven by decreased sales of our UC group video products and the related services in our EMEA and APAC segments primarily in China, Russia and the Middle East and, to a lesser extent, decreased sales of immersive telepresence products and the related services across all three geographic segments.

UC personal devices include desktop voice products and desktop video devices. The slight increase in UC personal devices revenues for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to increased sales of our desktop voice products in our EMEA and Americas segments.

UC platform includes our RealPresence Platform hardware and software products and the related service elements. The decrease in UC platform products and related services for the three months ended March 31, 2016 compared to the same period in 2015 was primarily driven by decreased sales across all three geographic segments. A significant portion of UC Platform revenue typically comes from China and Russia, which saw lower overall revenue this quarter.

Cost of Revenues and Gross Margins

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015	Decrease
Cost of product revenues	$95,055	$101,269	(6)%
% of product revenues	47%	43%
Product gross margins	53%	57%
Cost of service revenues	$31,191	$36,611	(15)%
% of service revenues	36%	38%
Service gross margins	64%	62%
Total cost of revenues	$126,246	$137,880	(8)%
% of total revenues	44%	42%
Total gross margins	56%	58%

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization costs, freight expense, tooling depreciation, royalty payments, stock-based compensation costs, an allocation of overhead expenses, including facilities and IT costs, amortization of certain intangible assets, and warranty expense. Cost of product revenues and product gross margins included charges for stock-based compensation expense of $0.8 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.

Our UC platform and UC group systems products typically have a higher gross margin than our UC personal products, and overall product gross margins will fluctuate depending upon the product mix in any given period or geography.

Overall, the decrease in product gross margins was primarily due to changes in product mix toward lower margin UC personal devices and lower margin products within UC group systems products, partially offset by lower warranty expense.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including outside services, an allocation of overhead expenses, including facilities and IT costs, managed network expenses, freight and repair costs, and stock-based compensation costs. Cost of service revenues and service gross margins included charges for stock-based compensation expense of $1.1 million and $1.3 million for the three months ended March 31, 2016 and 2015, respectively.

Overall, the increase in service gross margins was primarily due to decreased cost of services as a result of lower freight and repair costs, and lower compensation costs.

Total Cost of Revenues and Total Gross Margins

Total gross margins in the three months ended March 31, 2016 decreased compare to the same period in 2015 primarily due to a decrease in product gross margins, partially offset by increased service gross margins as discussed above.

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

Sales and Marketing Expenses

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015	Decrease
Sales and marketing	$79,463	$90,859	(13)%
% of total revenues	27%	27%

Sales and marketing expenses consist primarily of salaries and commissions for our sales force, an allocation of overhead expenses, including facilities and IT costs, outside service expenses, advertising and promotional expenses, product marketing expenses, and stock-based compensation costs. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation expense of $3.7 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.

Sales and marketing expenses decreased in absolute dollars but remained relatively flat as a percentage of revenues as compared to the same period in 2015 primarily due to lower headcount-related costs, including compensation and commission expenses, and decreased spending on outside services. Sales and marketing headcount decreased by 9% from March 31, 2015 to March 31, 2016. The overall decrease in sales and marketing expenses is in line with our plans to improve operating performance.

We expect our sales and marketing expenses to increase in the near term primarily due to increased stock-based compensation expense. Expenses will fluctuate depending on revenue levels achieved as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter and the timing of stock-based compensation expense. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products.

Research and Development Expenses

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015	Decrease
Research and development	$43,070	$49,337	(13)%
% of total revenues	15%	15%

Research and development costs are expensed as incurred and consist primarily of compensation costs, an allocation of overhead expenses, including facilities and IT costs, depreciation, outside service expenses, stock-based compensation costs, and expensed materials. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation expense of $2.0 million and $2.6 million for the three months ended March 31, 2016 and 2015, respectively.

Research and development expenses decreased in absolute dollars but remained relatively flat as a percentage of revenues as compared to the same period in 2015 primarily due to lower headcount-related costs, largely compensation and related benefits, lower expensed materials, and decreased facilities and IT costs. Research and development headcount decreased by 7% from March 31, 2015 to March 31, 2016. The overall decrease in research and development expenses is in line with our plans to improve operating performance, while investing in accretive areas and development of new products.

We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to combat competitive pressures. We are also investing in research and development projects designed to further our key strategic initiatives with our strategic partners and service provider customers. Research and development expenses as a percentage of revenues are highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved, the timing of stock-based compensation expense and the number of development activities in any given quarter. We expect our research and development costs to increase in the near term primarily due to increased stock-based compensation expense.

General and Administrative Expenses

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015	Decrease
General and administrative	$20,110	$21,167	(5)%
% of total revenues	7%	6%

General and administrative expenses consist primarily of compensation costs, including stock-based compensation costs, an allocation of overhead expenses, including facilities and IT costs, litigation costs, and professional service fees. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation expense of $3.8 million and $1.8 million for the three months ended March 31, 2016 and 2015.

General and administrative expenses decreased in absolute dollars but slightly increased as a percentage of revenues as compared to the same period in 2015, primarily due to higher stock-based compensation expenses as a percentage of revenues. The decrease in general and administrative expenses in absolute dollars is primarily due to lower headcount-related costs, including compensation and related benefits, partially offset by higher stock-based compensation expenses. General and administrative headcount decreased by 2% from March 31, 2015 to March 31, 2016. The overall decrease in general and administrative expenses is in line with our plans to improve operating performance.

Significant future charges due to costs associated with litigation or uncollectable receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to increase in the near term primarily due to increased stock-based compensation expense, but they could fluctuate depending on the level and timing of stock-based compensation expense and expenditures associated with litigation.

Amortization of Purchased Intangibles

During the three months ended March 31, 2016 and 2015, we recorded approximately $2.2 million and $2.4 million, respectively, in operating expenses and recorded $0.1 million and $0.7 million, respectively, in cost of product revenues for amortization of purchased intangibles related to acquisitions. The year-over-year decrease in amortization expenses was primarily due to certain intangible assets acquired in prior years being fully amortized. We expect amortization expenses will continue to decline in the near term provided no purchases of new intangible assets, as certain existing intangible assets will be fully amortized in 2016.

Restructuring Costs

During the three months ended March 31, 2016 and 2015, we recorded net restructuring charges of $7.5 million and less than $0.1 million, respectively.

Restructuring costs during the three months ended March 31, 2016 were primarily related to certain actions announced in December 2015, which included reduction of approximately 11 percent of the global workforce that is expected to be substantially complete by the third quarter of 2016 and charges related to vacating certain leased facilities. These actions were designed to improve our profitability by strategically investing in more accretive areas of the business and further leveraging our outsource partners.

The restructuring charges during the three months ended March 31, 2015 include accruals for severance payments for certain employees who were notified during this period, and adjustments related to a change in assumptions used in our facilities-related restructuring reserves estimate. See Note 6 of Notes to Condensed Consolidated Financial Statements for further information on restructuring.

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

Transaction-related Costs

Transaction-related costs during the three months ended March 31, 2016 were $4.2 million, primarily related to legal and consulting fees incurred in relation to the proposed Merger with Mitel, and there were no transaction-related costs during the three months ended March 31, 2015. We expense all acquisition-related and other transaction-related costs as incurred.

Interest and Other Income (Expense), Net

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015
Interest expense	$(1,637)	$(1,484)
Other income (expense), net	869	22
Interest and other income (expense), net	$(768)	$(1,462)

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

The increase in net other income during the three months ended March 31, 2016 compared to same period in 2015 was primarily due to foreign exchange related gains and higher interest income, partially offset by lower VAT refunds.

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

Provision for Income Taxes

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015
Provision for income taxes	$3,137	$6,356
Effective tax rate	48.5%	23.1%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and the effective tax rate reflects the applicable tax rates in effect in the various tax jurisdictions around the world where income is earned. During the three months ended March 31, 2016, we incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted losses from this jurisdiction were excluded from the determination of tax expense for the period. Additionally, the effective tax rate for the three months ended March 31, 2016 and 2015 differs from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from our operations in lower tax jurisdictions, recurring permanent adjustments, and discrete items recorded during the period presented. A significant portion of pretax income is earned and taxed outside the U.S. The impacts on the tax provision due to lower statutory tax rates in foreign jurisdictions were benefits of approximately $1.5 million for the three months ended March 31, 2016, and $5.4 million for the three months ended March 31, 2015. As noted above, the effective income tax rate can be impacted each period by discrete factors or events. For the three months ended March 31, 2016 and 2015, discrete benefits of $0.4 million and $0.6 million were recorded for tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan.

As of March 31, 2016, the amount of gross unrecognized tax benefits was $20.8 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of March 31, 2016 and December 31, 2015, we had approximately $1.4 million of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $1.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. The tax benefit realized from favorable tax rates for the three months ended March 31, 2016 and for the three months ended March 31, 2015 were not material in the aggregate and did not have a material impact on earnings per share.

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

On July 27, 2015, the United States Tax Court (the “Court”) issued a taxpayer-favorable opinion with respect to Altera Corporation (“Altera”)’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. On December 1, 2015, the Court issued its final decision with respect to Altera’s litigation with the IRS. Subsequent to the decision, the IRS filed its appeal on February 23, 2016, and as such, no adjustment to the consolidated financial statement is recorded at this time. We are monitoring this case for any material impact to our consolidated financial statement and its potential favorable implications to our cost-sharing arrangement.

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

The following is a summary of the financial information for each of our segments as of the dates and for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended March 31, 2016:
Revenues	$155,494	$73,529	$61,052	$290,075
% of total revenues	54%	25%	21%	100%
Contribution margin	$62,867	$26,952	$27,156	$116,975
% of segment revenues	40%	37%	44%	40%

For the three months ended March 31, 2015:
Revenues	$157,354	$93,849	$79,497	$330,700
% of total revenues	48%	28%	24%	100%
Contribution margin	$60,850	$42,776	$36,112	$139,738
% of segment revenues	39%	46%	45%	42%

As of March 31, 2016: Gross accounts receivable	$113,315	$64,110	$41,125	$218,550
% of total gross accounts receivable	52%	29%	19%	100%
As of December 31, 2015: Gross accounts receivable	$97,742	$78,726	$66,443	$242,911
% of total gross accounts receivable	40%	33%	27%	100%

Americas

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015	Increase (Decrease)
Revenues	$155,494	$157,354	(1)%
Contribution margin	$62,867	$60,850	3%
Contribution margin (as a % of Americas revenues)	40%	39%

The decrease in our Americas segment revenues was primarily due to decreased revenues in Brazil and the rest of CALA, partially offset by increased revenues in the United States and Canada. On a year-over-year basis, the overall decrease in Americas segment revenues was primarily driven by decreased revenues from UC platform products and the related services, partially offset by increased sales of UC group systems products and the related services as a result of increased sales of UC group video products, and due to increased revenues from UC personal devices products.

In the three months ended March 31, 2016, three channel partners in our Americas segment, accounted for 38%, 15%, and 14%, respectively, of our Americas revenues. In the three months ended March 31, 2015, three channel partners in our Americas segment, accounted for 33%, 13%, and 13%, respectively, of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The increase in contribution margin as a percentage of Americas segment revenues was primarily due to decreased direct sales and marketing expenses, partially offset by slightly lower gross margin. The decrease in direct sales expenses was primarily driven by lower headcount-related costs, including lower compensation and commission expenses, and lower outside service costs. The slight decrease in gross margins was primarily due to lower product gross margin driven by a product mix shift toward lower margin UC personal device products and lower margin products within our UC group systems, partially offset by an increase in service gross margin.

EMEA

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015	Decrease
Revenues	$73,529	$93,849	(22)%
Contribution margin	$26,952	$42,776	(37)%
Contribution margin (as a % of EMEA revenues)	37%	46%

The decrease in our EMEA segment revenues was primarily due to decreased revenues in Russia and the Middle East. The overall decrease in EMEA segment revenues was primarily driven by decreased sales of UC group systems products and the related services as a result of decreased sales of UC group video and immersive telepresence products and, to a lesser extent, due to decreased sales of UC platform products and the related services, partially offset by increased revenues from UC personal devices products and the related services primarily due to increased desktop voice sales.

In the three months ended March 31, 2016, two channel partners in our EMEA segment, accounted for 12% and 11%, respectively, of our EMEA revenues. In the three months ended March 31, 2015, two channel partners in our EMEA segment, accounted for 16% and 10%, respectively, of our EMEA revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of EMEA segment revenues was primarily due to lower gross margins and, to a lesser extent, increased direct sales and marketing expenses as a percentage of revenues. The decrease in gross margins was primarily driven by lower product gross margin resulting from a product mix shift toward lower margin UC personal devices products and the unfavorable impact of foreign currency exchange rates. Direct sales and marketing expenses increased as a percentage of revenues, despite decreasing in absolute dollars, primarily due to lower total revenues.

APAC

	Three Months Ended
$ in thousands	March 31, 2016	March 31, 2015	Decrease
Revenues	$61,052	$79,497	(23)%
Contribution margin	$27,156	$36,112	(25)%
Contribution margin (as a % of APAC revenues)	44%	45%

The decrease in our APAC segment revenues was primarily due to decreased revenues in China, partially offset by increased revenues in India. The decrease in APAC segment revenues was primarily driven by decreased revenues from UC group systems products and the related services and, to a lesser extent, due to decreased sales of UC platform products and the related services.

In the three months ended March 31, 2016, one channel partner in our APAC segment, accounted for 10% of our APAC revenues. In the three months ended March 31, 2015, three channel partners in our APAC segment, accounted for 15%, 14%, and 10%, respectively, of our APAC revenues. We believe it is unlikely that the loss of any of our channel partners would have a long term material adverse effect on our consolidated revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of APAC segment revenues was primarily due to increased direct sales and marketing expenses while the gross margin was relatively flat. Direct sales and marketing expenses increased as a percentage of revenues, despite decreasing in absolute dollars, primarily due to lower total revenues.

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

The following table presents our cash and cash equivalents, short-term investments, and long-term investments held by the United States and by foreign subsidiaries outside of the United States (in thousands):

	As of March 31, 2016
	United States	Foreign	Total
Assets
Cash and cash equivalents	$152,527	$348,239	$500,766
Short-term investments	87,120	84,145	171,265
Long-term investments	27,289	13,879	41,168
Total cash, cash equivalents and investments	$266,936	$446,263	$713,199

Our cash and cash equivalents and investments as of March 31, 2016 held by the United States totaled $266.9 million and the remaining $446.3 million was held by various foreign subsidiaries outside of the United States. If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Our current intent is to permanently reinvest all earnings of our foreign operations as we have appropriate operational needs for this cash in our international business. Further, our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

Cash Flows

The following table summarizes the condensed consolidated cash flow information (in thousands):

	Three Months Ended
	March 31, 2016	March 31, 2015	Increase
Net cash provided by operating activities	$52,893	$30,372	$22,521
Net cash provided by (used in) investing activities	10,658	(15,042)	25,700
Net cash provided by (used in) financing activities	1,282	(36,950)	38,232
Effect of exchange rate changes on cash and cash equivalents	840	—	840
Net increase (decrease) in cash and cash equivalents	$65,673	$(21,620)	$87,293

Operating Activities

The increase in net cash provided by operating activities was primarily due to higher cash inflows as a result of a decrease in trade receivables driven by the timing of receipt as well as increases in accounts payable and accrued liabilities driven by the timing of payments. These increases were partially offset by the year-over-year decrease in net income as adjusted for non-cash items and higher cash outflows related to inventories in the three months ended March 31, 2016 compared to the same period in 2015.

Our days-sales-outstanding (“DSO”) metric was 51 days and 47 days at March 31, 2016 and 2015, respectively. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could also be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.1 turns at March 31, 2016 as compared to 5.7 turns at March 31, 2015. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and the mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

Investing Activities

The net cash provided by investing activities during the three months ended March 31, 2016 as compared to the net cash used in investing activities during the same period in 2015 was primarily due to higher proceeds from maturities of investments, net of sales and purchases.

Net cash provided by investing activities includes purchase of property and equipment of $6.8 million for the three months ended March 31, 2106 as compared to $11.7 million in the same period in 2015.

Financing Activities

The net cash provided financing activities during the three months ended March 31, 2016 as compared to the net cash used in financing activities was primarily due to no share repurchases under the current share repurchase program as compared to $40.0 million of share repurchases in the same period in 2015.

Debt

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. As of March 31, 2016, a total of $233.1 million Term Loan was outstanding, net of unamortized debt issuance cost of $1.3 million, and we were in compliance with all debt covenants. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further details.

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

Additionally, we also have a hedging program that uses foreign currency forward contracts to hedge a portion of anticipated revenues, and operating expenses denominated in the Euro and British Pound, as well as operating expenses denominated in the Chinese Yuan and Israeli Shekel. At each reporting period, we record the fair value of our unrealized forward contracts on the condensed consolidated balance sheet with related unrealized gains and losses as a component of “Accumulated other comprehensive loss”, a separate element of stockholders’ equity. Realized gains and losses associated with the effective portion of the foreign currency forward contracts are recorded within revenues or operating expenses depending upon the underlying exposure being hedged. Any excluded and ineffective portions of a hedging instrument would be recorded in “Interest and other income (expense), net”.

Share Repurchases

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market or through privately negotiated transactions. In July 2014, our Board of Directors approved a new share repurchase plan (“the 2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. During the three months ended March 31, 2016, we did not purchase any shares of common stock in the open market under the 2014 repurchase plan. During the three months ended March 31, 2015, we purchased 2.9 million shares of common stock in the open market for $40.0 million under the 2014 repurchase plan. As of March 31, 2016, $60.1 million remained authorized under the 2014 repurchase plan. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further details.

Contractual Obligations and Other Commitments

At March 31, 2016, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $182.1 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our banks have issued letters of credit totaling approximately $1.5 million, which are used to secure the leases on some of our offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of March 31, 2016, the future minimum lease payments due under our current lease obligations. The table below excludes approximately $6.1 million related to the current portion of minimum lease payments associated with leased space that was restructured. The non-current portion of future minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Our contractual obligations as of March 31, 2016 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
Remainder of 2016	$15,246	$3,388	$—	$178,216	$4,688	$4,683	$206,221
2017	18,491	3,891	3,388	2,887	6,250	6,497	41,404
2018	13,491	2,101	3,015	1,025	223,437	4,738	247,807
2019	11,329	1,763	3,440	—	—	—	16,532
2020	9,399	1,591	1,991	—	—	—	12,981
Thereafter	11,351	1,503	13,842	—	—	—	26,696
Total payments	$79,307	$14,237	$25,676	$182,128	$234,375	$15,918	$551,641

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates at March 31, 2016 plus a spread of 1.75%.

Additionally, as discussed in Note 17 of the Notes to Condensed Consolidated Financial Statements, at March 31, 2016, we had unrecognized tax benefits, including related interest, totaling $22.2 million, $1.5 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2016 as our available net operating losses and research and development tax credits are depleted.

We believe that our available cash and cash equivalents and investments and continuing cash flows from operations will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months based on our current business plans. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. We cannot assure you that additional financing will be available, at all or that, if available; such financing will be obtainable on terms favorable to us and would not be dilutive.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S‑K.

Critical Accounting Policies and Estimates

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K as amended for the year ended December 31, 2015. There have been no changes to our critical accounting estimates during the three months ended March 31, 2016.

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

The estimated fair value of our cash and cash equivalents approximates the principal amounts reflected in our condensed consolidated balance sheets based on the short maturities of these financial instruments. Short-term and long-term investments consist of U.S. Treasury obligations and other government agency instruments, corporate debt securities, non-U.S. government securities and money market funds. The valuation of our investment portfolio is subject to uncertainties that are difficult to predict. If current market conditions deteriorate, we may realize losses on the sale of our investments or we may incur temporary impairment charges requiring us to record unrealized losses in accumulated other comprehensive loss. We could also incur additional other-than-temporary impairment charges resulting in realized losses in our condensed consolidated statements of operations, which would reduce net income. We consider various factors in determining whether we should recognize an impairment charge, including the length of time and extent to which the fair value has been less than our cost basis, the financial condition and near-term prospects of the security or issuer, and our intent and ability to hold the investment for a period of time sufficient to allow any anticipated recovery in the market value. Further, if we sell our investments prior to their maturity, we may incur a realized loss in our condensed consolidated statement of operations in the period the sale takes place.

A sensitivity analysis was performed on our investment portfolio as of March 31, 2016. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at March 31, 2016 that are sensitive to changes in interest rates (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 3/31/2016	+50 BPS	+100 BPS	+150 BPS
$213,208	$213,170	$212,946	$212,433	$211,894	$211,355	$210,816

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of March 31, 2016, the weighted average interest rate on the Term Loan was 2.40%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in U.S. dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Brazilian Real, Chinese Yuan, Euro, British Pound, Israeli Shekel, and Mexican Peso relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to only enter into hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

The following table summarizes our notional position by currency and average rate of the outstanding non-designated hedges at March 31, 2016 (in thousands):

	Original Maturities of 360 days or Less			Original Maturities of Greater than 360 days
Amounts in thousands	Position	Foreign Currency	Average rate	Position	Foreign Currency	Average rate
Brazilian Real	Sell	12,630	3.59	—	—	—
Chinese Yuan	Sell	53,555	6.60	Buy	56,384	6.43
Euro	Sell	13,787	1.10	Sell	38,054	1.12
British Pound	Sell	5,634	1.39	Sell	2,393	1.42
Israeli Shekel	Sell	30,227	3.84	Buy	31,600	3.93
Mexican Peso	Sell	22,693	18.23	—	—	—

The following table summarizes our notional position by currency and average rate of the outstanding cash flow hedges at March 31, 2016 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
Amounts in thousands	Position	Foreign Currency	Average Rate	Position	Foreign Currency	Average Rate
Chinese Yuan	—	—	—	Buy	121,716	6.59
Euro	—	—	—	Sell	56,746	1.12
British Pound	—	—	—	Sell	2,207	1.61
Israeli Shekel	Buy	12,960	3.85	—	—	—

Based on our overall currency rate exposure as of March 31, 2016, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SEC Investigation. As previously disclosed, we have been cooperating with the Enforcement Staff of the Securities and Exchange Commission (“SEC”) in connection with its investigation focused on Mr. Miller's expenses and his resignation. On March 31, 2015, we entered into a settlement with the SEC. Under the terms of the settlement in which we did not admit or deny the SEC’s findings, we paid $750,000 in a civil penalty, and agreed not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules.  Mr. Miller has reached a settlement with the SEC.

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, we issued materially false and misleading statements or failed to disclose information regarding our business, operational and compliance policies, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The lawsuit further alleged that our financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against us and granted plaintiffs leave to amend. The lead plaintiff filed a second complaint on May 4, 2015. We and the individual defendants moved to dismiss the second amended complaint on June 26, 2015. On January 8, 2016, the parties executed a settlement agreement. The proposed settlement is subject to, and contingent upon, the Court’s review and approval. The lead plaintiff moved for preliminary approval of the settlement. The Court has issued an order preliminarily approving the settlement and has scheduled a hearing for August 2016 to consider final approval of the settlement.  If the settlement is approved, the settlement payment will be made by our insurance carrier.

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

On November 22, 2013 and December 13, 2013, two purported shareholder derivative suits, captioned Ware v. Miller, et al., Case No. 1-13-cv-256608, and Clem v. Miller, et al., Case No. 1-13-cv-257664, respectively, were filed in the Superior Court of California, County of Santa Clara, against certain of our current and former officers and directors. On January 31, 2014, these two California state derivative actions were consolidated into In re Polycom, Inc. Derivative Shareholder Litigation, Lead Case No. 1-13-cv-256608. The Court stayed the California state derivative litigation pending resolution of both the federal derivative lawsuit and the federal securities class action.

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

As permitted or required under Delaware law and to the maximum extent allowable under that law, we have certain obligations to indemnify our current and former officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification obligations is unlimited; however, we have a director and officer insurance policy that mitigates our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification obligations is not material.

As is customary in our industry, as provided for in local law in the U.S. and other jurisdictions, our standard contracts provide remedies to our customers, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers against combinations of loss, expense, or liability arising from various trigger events related to the sale and the use of our products and services. In addition, from time to time we also provide protection to customers against claims related to undiscovered liabilities, additional product liabilities or environmental obligations.

ITEM 1A. RISK FACTORS

YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS DESCRIBED BELOW ARE NOT THE ONLY ONES WE FACE. ADDITIONAL RISKS THAT WE ARE NOT PRESENTLY AWARE OF OR THAT WE CURRENTLY BELIEVE ARE IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS OPERATIONS. OUR BUSINESS COULD BE HARMED BY ANY OR ALL OF THESE RISKS. THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE SIGNIFICANTLY DUE TO ANY OF THESE RISKS, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. IN ASSESSING THESE RISKS, YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED OR INCORPORATED BY REFERENCE IN OUR ANNUAL REPORT ON FORM 10-K, AS AMENDED, INCLUDING OUR CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES.

The pendency of the Merger or our failure to complete the Merger could have a material adverse effect on our business, results of operations, financial condition and stock price.

Consummation of the Merger is subject to the satisfaction of various conditions, including , without limitation, (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) antitrust regulatory approval in Germany and Russia, (iv) Committee on Foreign Investment in the United States approval, (v) effectiveness of the Registration Statement on Form S-4 relating to the Merger, (vi) approval by our stockholders of the Merger and (vii) approval by Mitel’s stockholders of the issuance of Mitel shares as part of the Merger consideration. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger gives rise to inherent risks that include:

•

the inability to complete the Merger due to our or Mitel’s failure to obtain stockholder approval or failure to satisfy the other conditions to the completion of the Merger, including receipt of the required regulatory approvals;

•	pending and potential future stockholder litigation that could prevent or delay the Merger or otherwise negatively impact our business and operations;
•

the amount of cash to be paid and Mitel shares to be issued under the agreement governing the Merger is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or results of operations or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;

•

legal or regulatory proceedings, including regulatory approvals from various domestic and foreign governmental entities (including any conditions, limitations or restrictions placed on these approvals), and the risk that one or more governmental entities may delay or deny approval, or other matters that affect the timing or ability to complete the transaction as contemplated;

•	the ability of Mitel to obtain the necessary funds to complete the Merger;
•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;
•

the pendency of the Merger, even if ultimately completed, may create uncertainty in the marketplace and could lead current and prospective customers to purchase from other vendors or delay purchasing from us;

•	difficulties maintaining business and operational relationships, including relationships with customers, suppliers, and other business partners;
•

the inability to attract and retain key personnel pending consummation of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment post-Merger;

•	the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•

the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger, including the requirement to pay a termination fee of $60 million if we terminate the agreement governing the Merger under certain circumstances;

•	the risk that our stock price could fluctuate as a result of changes in Mitel’s business;
•	the fact that under the terms of the Merger Agreement, we are unable to solicit other acquisitions proposals during the pendency of the Merger;
•	developments beyond our control including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger; and
•

the risk that if the Merger is not completed, investor confidence could decline, additional stockholder litigation could be brought against us, relationships with existing and prospective customers, suppliers and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger.

Competition in each of our markets is intense, and our inability to compete effectively could significantly harm our business and results of operations.

We face intense competition in the Americas, EMEA, and APAC for our UC&C solutions, which can place pressure on average selling prices for our products. Some of our competitors compete with us in more than one geographic theater and across all of our product categories. Our major global competitor is Cisco Systems, Inc. (“Cisco”). Our other global competitors include Acano Limited (recently acquired by Cisco), Avaya Inc., Blue Jeans Network, ClearOne Communications, Inc., Huawei Technologies Co. Ltd., Logitech International S.A./LifeSize, Panasonic Corporation, PexIP AS, Snom Technology AG, Vidyo, Inc., Yamaha Corporation/Revolabs, Inc., Yealink, Zoom Video Communications, Inc., ZTE Corporation and others.

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

●	the prices and performance of our products and those of our existing or potential new competitors;
●	the timing and size of the orders for our products, as well as the mix of products, which could impact gross margins depending on the various product margins in the mix;
●	the level and mix of inventory that we hold to meet future demand;
●	changes to our global organization and retention of or changes in key personnel;
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

We have invested significant resources developing products that are dependent on the adoption rate of new technologies. For example, our Polycom® RealPresence® ClaritiTM platform software solutions are dependent on enterprise adoption of software-based video bridging applications. If the software related video bridging market does not grow as we anticipate, or if our strategy for addressing the market, or execution of such strategy, is not successful, our business and results of operations could be harmed. In addition, we develop new products or make product enhancements based upon anticipated demand for new features and functionality. Our business and revenues may be harmed if the use of new technologies that our future products are based on does not occur; if we do not anticipate shifts in technology appropriately or rapidly enough; if the development of suitable sales channels does not occur, or occurs more slowly than expected; if our products are not priced competitively or are not readily adopted; or if the adoption rates of such new technologies do not drive demand for our other products as we anticipate. For example, although we believe increased sales of UC&C solutions will drive increased demand for our UC hardware and software platform products, such increased demand may not occur or we may not benefit to the same extent as our competitors. We also may not be successful in creating demand in our installed customer base for products that we develop that incorporate new technologies or features. Conversely, as we see the adoption rate of new technologies increase, product sales of our legacy products may be negatively impacted, which could materially impact our revenues and results of operations.

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

Our future success will depend in part on our continued ability to hire, assimilate and retain highly qualified senior executives and other key management personnel. As new hires assess their areas of responsibilities and define their organizations, disruption to the business and additional organizational changes or restructuring actions and charges could occur. Since 2013, we have had turnover in a number of senior executive positions, including our chief executive officer, chief financial officer, head of worldwide engineering, head of human resources and our heads of theater sales and channel sales. Most recently, we hired a new head of Americas Sales in the third quarter of 2015, and in the first quarter of 2016, we began transitioning the management responsibilities of our China operations to a new general manager. These transitions, along with any future changes to our executive and senior management teams, including new executive hires or departures, could cause further disruption to the business and have a negative impact on our operating performance, while these operational areas are in transition. Competition for qualified executive and other management personnel is intense, and we may not be successful in attracting or retaining such personnel.

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

●	the impact of changes in our international operations, including changes in key personnel;
●	compliance with global anticorruption laws;
●	foreign currency exchange rate fluctuations, including the recent volatility of the U.S. dollar, and the impact of our underlying hedging programs;
●	unexpected changes in regulatory requirements and tariffs;
●	longer payment cycles;
●

cash repatriation restrictions, which could have an adverse impact on us, including adverse tax consequences, in the event we need to access cash and cash equivalents and investments held outside the U.S. to fund acquisitions, share repurchases or our working capital needs;

●

changes in tax law or interpretations thereof that could lead to potentially adverse tax consequences, such as legislation on revenue and expense allocations and transfer pricing among our subsidiaries; and

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

We do not hedge for speculative purposes. As a result of our increased exposure to currency fluctuations, we typically engage in currency hedging activities to mitigate currency fluctuation exposure. Our hedging costs can vary depending upon the size of our hedge program, whether we are purchasing or selling foreign currency relative to the U.S. dollar and interest rates spreads between the U.S. and other foreign markets. As a result, interest and other income (expense), net has become less predictable and more difficult to forecast. The impact in any given quarter of our hedging programs is dependent upon a number of factors, including the actual level of foreign currency denominated revenues, the exchange rate in our underlying hedge contracts and the actual exchange rate during the quarter. As a result of our cash flow hedging program, we increased operating income by $6.4 million in fiscal year 2015 and $2.3 million in fiscal year 2014. For further information on our hedging program, see the section entitled “Quantitative and Qualitative Disclosures About Market Risk.”

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

As of March 31, 2016, our goodwill was approximately $558.9 million and other purchased intangible assets were approximately $11.8 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

We have outstanding borrowings under our credit facility, and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of March 31, 2016, we had $233.1 million in term loan borrowings outstanding, net of unamortized debt issuance cost of $1.3 million, under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. While we were able to assert in our Annual Report on Form 10-K as amended for the fiscal year ended December 31, 2015, that our internal control over financial reporting was effective as of December 31, 2015, we must continue to monitor and assess our internal control over financial reporting. In addition, our control framework may suffer if we are unable to adapt our control framework appropriately as we continue to grow our business. If we are unable to assert in any future reporting period that our internal control over financial reporting is effective (or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the three months ended March 31, 2016.

Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the stock purchase activity during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
1/1/16 to 1/31/16	522	$11.96	—	$60,100,000
2/1/16 to 2/29/16	878,793	$10.33	—	$60,100,000
3/1/16 to 3/31/16	196	$10.82	—	$60,100,000
Total	879,511		—

(1)	These shares were repurchased in January through March 2016 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In July 2014, our Board of Directors approved a share repurchase plan (the “2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. Any share repurchases will be funded through cash on hand and future cash flow from operations. As of March 31, 2016, $60.1 million remained authorized under the 2014 repurchase plan. The repurchased shares of common stock have been retired and reclassified as authorized unissued shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of April 15, 2016, by and among Polycom, Inc., Mitel Networks Corporation, and Meteor Two, Inc. (which is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 18, 2016.

3.1

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

Dated: April 28, 2016

POLYCOM, INC.
/s/ PETER A. LEAV
Peter A. Leav
President and Chief Executive Officer (Principal Executive Officer)
/s/ LAURA J. DURR
Laura J. Durr
Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of April 15, 2016, by and among Polycom, Inc., Mitel Networks Corporation, and Meteor Two, Inc. (which is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 18, 2016.

3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective April 18, 2016 (which is incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2016).

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Executive Vice President, Chief Accounting Officer and Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.