Form 10-Q
period 2016-06-30
POLYCOM INC
filed 2016-08-04
CIK 1010552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

There were 135,810,169 shares of the Company’s Common Stock, par value $0.0005, outstanding on August 1, 2016.

POLYCOM, INC.

INDEX

REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

PART I FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

POLYCOM, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash and cash equivalents	$576,516	$435,093
Short-term investments	126,238	184,242
Trade receivables, net	154,212	187,888
Inventories	96,748	89,392
Prepaid expenses and other current assets	50,118	52,852
Total current assets	1,003,832	949,467
Property and equipment, net	93,123	101,853
Long-term investments	18,788	46,484
Goodwill	558,659	558,775
Purchased intangibles, net	9,648	14,065
Deferred taxes	86,659	89,865
Other assets	20,994	21,738
Total assets	$1,791,703	$1,782,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$78,444	$73,472
Accrued payroll and related liabilities	32,977	38,781
Taxes payable	2,130	4,342
Deferred revenue	174,119	170,559
Current portion of long-term debt	5,717	5,717
Other accrued liabilities	74,607	85,095
Total current liabilities	367,994	377,966
Long-term deferred revenue	83,272	86,191
Taxes payable	10,382	9,983
Deferred taxes	—	135
Long-term debt	225,940	228,799
Other non-current liabilities	24,074	25,964
Total liabilities	711,662	729,038
Commitments and contingencies (Note 8)
Stockholders' equity
Common stock, $0.0005 par value; authorized: 350,000,000 shares; issued and outstanding: 135,771,115 shares at June 30, 2016 and 132,665,165 shares at December 31, 2015	68	66
Additional paid-in capital	1,202,263	1,167,701
Accumulated deficit	(120,017)	(113,355)
Accumulated other comprehensive loss	(2,273)	(1,203)
Total stockholders' equity	1,080,041	1,053,209
Total liabilities and stockholders' equity	$1,791,703	$1,782,247

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
Product revenues	$201,715	$221,896	$404,975	$455,583
Service revenues	86,064	94,679	172,879	191,692
Total revenues	287,779	316,575	577,854	647,275
Cost of revenues:
Cost of product revenues	94,029	95,752	189,084	197,021
Cost of service revenues	32,478	34,898	63,669	71,509
Total cost of revenues	126,507	130,650	252,753	268,530
Gross profit	161,272	185,925	325,101	378,745
Operating expenses:
Sales and marketing	82,505	89,433	161,968	180,292
Research and development	43,981	46,545	87,051	95,882
General and administrative	20,291	22,269	40,401	43,436
Amortization of purchased intangibles	2,017	2,417	4,217	4,834
Restructuring costs	6,007	343	13,509	367
Transaction-related costs	7,887	—	12,131	—
Total operating expenses	162,688	161,007	319,277	324,811
Operating (loss) income	(1,416)	24,918	5,824	53,934
Interest and other income (expense), net:
Interest expense	(1,668)	(1,523)	(3,305)	(3,007)
Other income (expense), net	1,966	1,345	2,835	1,367
Interest and other income (expense), net	298	(178)	(470)	(1,640)
(Loss) income before provision for income taxes	(1,118)	24,740	5,354	52,294
Provision for income taxes	8,879	5,093	12,016	11,449
Net (loss) income	$(9,997)	$19,647	$(6,662)	$40,845

Basic net (loss) income per share	$(0.07)	$0.15	$(0.05)	$0.30

Diluted net (loss) income per share	$(0.07)	$0.14	$(0.05)	$0.30

Number of shares used in computation of net (loss) income per share:
Basic	135,700	134,057	134,934	134,417
Diluted	135,700	137,347	134,934	138,290

As a result of the net loss in some of the periods presented, all potentially issuable common shares for those periods have been excluded from the diluted shares used in the computation of earnings per share as their effect is anti-dilutive.

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net (loss) income	$(9,997)	$19,647	$(6,662)	$40,845
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(2,015)	8	(951)	191
Unrealized gains/losses on investments:
Unrealized holding gains (losses) arising during the period	66	(27)	292	62
Net losses reclassified into earnings	(15)	(1)	(8)	(4)
Net unrealized gains (losses) on investments	51	(28)	284	58
Unrealized gains/losses on hedging securities:
Unrealized hedge gains (losses) arising during the period	728	(1,723)	(899)	4,575
Net gains reclassified into earnings for revenue hedges	(308)	(3,629)	(1,606)	(10,265)
Net losses reclassified into earnings for expense hedges	745	2,202	2,102	6,280
Net unrealized gains/(losses) on hedging securities	1,165	(3,150)	(403)	590
Other comprehensive (loss) income	(799)	(3,170)	(1,070)	839
Comprehensive (loss) income	$(10,796)	$16,477	$(7,732)	$41,684

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net (loss) income	$(6,662)	$40,845
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,663	27,210
Amortization of purchased intangibles	4,417	5,629
Amortization of capitalized software development costs for products to be sold	2,140	1,354
Amortization of debt issuance costs	267	266
Amortization of discounts and premiums on investments, net	645	1,090
Write-down of excess and obsolete inventories	5,477	6,810
Stock-based compensation expense	33,087	18,943
Excess tax benefits from stock-based compensation expense	(1,405)	(3,487)
Loss on disposal of property and equipment	175	544
Changes in assets and liabilities:
Trade receivables	33,601	8,245
Inventories	(12,880)	(6,791)
Deferred taxes	(4,435)	(2,744)
Prepaid expenses and other assets	2,362	4,960
Accounts payable	4,058	(19,229)
Taxes payable	5,296	9,663
Other accrued liabilities and deferred revenue	(17,540)	(30,160)
Net cash provided by operating activities	72,266	63,148
Cash flows from investing activities:
Purchases of property and equipment	(13,508)	(23,922)
Capitalized software development costs for products to be sold	(1,446)	(2,311)
Purchases of investments	(78,222)	(107,675)
Proceeds from sales of investments	13,937	6,892
Proceeds from maturities of investments	149,699	97,187
Net cash provided by (used in) investing activities	70,460	(29,829)
Cash flows from financing activities:
Proceeds from issuance of common stock under employee option and stock purchase plans	10,811	12,528
Payments on debt	(3,126)	(3,125)
Purchase and retirement of common stock under share repurchase plan	—	(64,999)
Purchase and retirement of common stock for tax withholdings on vesting of employee stock-based awards	(9,772)	(11,769)
Excess tax benefits from stock-based compensation expense	1,405	3,487
Net cash used in financing activities	(682)	(63,878)
Effect of exchange rate changes on cash and cash equivalents	(621)	—
Net increase (decrease) in cash and cash equivalents	141,423	(30,559)
Cash and cash equivalents, beginning of period	435,093	443,132
Cash and cash equivalents, end of period	$576,516	$412,573

The accompanying notes are an integral part of these condensed consolidated financial statements.

POLYCOM, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited financial statements, consisting of the condensed consolidated balance sheet as of June 30, 2016, the condensed consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, the condensed consolidated statements of comprehensive (loss) income for the three and six months ended June 30, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. In addition, the condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements as of that date. Accordingly, these condensed consolidated financial statements do not include all of the information and notes typically found in the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K of Polycom, Inc. and its subsidiaries (the “Company”). In the opinion of management, the accompanying unaudited financial statements have been prepared on a basis consistent with the Company’s December 31, 2015 audited financial statements and all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement have been included. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K as amended for the year ended December 31, 2015.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates and operating results for the three and six months ended June 30, 2016 and are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

Definitive Agreement and Plan of Merger with Mitel Networks Corporation

On April 15, 2016, the Company entered into a definitive Agreement and Plan of Merger with Mitel Networks Corporation (“Mitel”) to be acquired for $3.12 in cash and 1.31 common shares of Mitel for each share of our common stock.

Subsequent Event

On July 8, 2016, the Company terminated the definitive Agreement and Plan of Merger with Mitel and entered into a definitive Agreement and Plan of Merger with Triangle Private Holdings I, LLC (“NewCo”), an entity affiliated with Siris Capital Group, LLC (“Siris”) to be acquired for $12.50 in cash for each share of the Polycom common stock (the “Merger”). Consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) antitrust regulatory approval in Germany and Russia, and (iv) approval by the Company’s stockholders of the Merger.

In connection with terminating the definitive agreement with Mitel, the Company paid a termination fee of $60.0 million to Mitel (the “Mitel Termination Fee”) on July 8, 2016, which was reimbursed by NewCo on July 22, 2016. If the Company terminates the definitive agreement with NewCo under specified circumstances, the Company may be required to pay NewCo a $60.0 million termination fee and/or repay to NewCo the Mitel Termination Fee that NewCo reimbursed to the Company.

2. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update which amends the current guidance related to accounting for credit losses on certain financial instruments by replacing the incurred loss model with a forward-looking expected loss model. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued an accounting standard update which simplifies accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

In March 2016, the FASB issued an accounting standard update which clarifies that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not require de-designation provided that all other hedge accounting criteria continue to be met. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal year beginning after December 15, 2016. Early adoption is permitted. The standard can be applied either on a prospective basis or a modified retrospective basis. The Company is evaluating the impact of adopting this standard on its consolidated financial statements and disclosures.

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

In May 2014, the FASB issued an accounting standard update which provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. The core principle of the model is to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. In August 2015, the FASB issued an accounting standard update to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and permitted early adoption of the standard, but not before the original effective date of December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the standard. In March 2016, the FASB issued an accounting standard update which clarifies the principal versus agent assessment in the new revenue recognition guidance. In April 2016, the FASB issued an accounting standard update which clarifies identifying performance obligations and the licensing implementation guidance in the new revenue recognition guidance. In May 2016, the FASB issued an accounting standard update which provides various narrow-scope improvements and practical expedients related to the new revenue recognition guidance. The Company is evaluating the potential effects of the adoption of these standards on its consolidated financial statements and disclosures.

3. DISCONTINUED OPERATIONS

On December 4, 2012, the Company completed the disposition of the net assets of its enterprise wireless voice solutions (“EWS”) business to Mobile Devices Holdings, LLC, a Delaware limited liability corporation. Additional cash consideration of up to $12.5 million is payable to Polycom over this fiscal year subject to certain conditions, including meeting certain agreed-upon EBITDA-based milestones for the fiscal year ending December 31, 2016. These conditions were not met for the fiscal year ended December 31, 2015. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable. For the six months ended June 30, 2016 and 2015, there were no realized gains on sale of discontinued operations.

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

In the three and six months ended June 30, 2016, total transactions entered into pursuant to the terms of the Financing Agreement were $53.1 million and $104.9 million, respectively, of which $29.4 million and $59.5 million, respectively, were related to the transfer of the financial assets arrangement. In the three and six months ended June 30, 2015, total transactions entered into were $53.0 million and $117.6 million, respectively, of which $33.7 million and $72.9 million, respectively, were related to the transfer of the financial assets arrangement. The financing of these receivables accelerated the collection of the Company’s cash and reduced its credit exposure. The amount due from the financing company as of June 30, 2016 and December 31, 2015 was $31.4 million and $32.7 million, respectively, of which $16.4 million and $22.1 million, respectively, was related to the accounts receivable transferred, and is included in “Trade receivables, net” in the Company’s condensed consolidated balance sheets. Fees incurred pursuant to the Financing Agreement were $1.0 million and $0.8 million for the three months ended June 30, 2016 and 2015, respectively, and were $1.8 million and $1.7 million for the six months ended June 30, 2016 and 2015, respectively. Those fees were recorded as reductions to revenues.

5. GOODWILL, PURCHASED INTANGIBLES, AND SOFTWARE DEVELOPMENT COSTS

Goodwill

The following table presents the changes to the Company’s goodwill by segment during the six months ended June 30, 2016 (in thousands):

	Americas	EMEA	APAC	Total
Balance at December 31, 2015	$308,159	$101,882	$148,734	$558,775
Foreign currency translation	—	—	(116)	(116)
Balance at June 30, 2016	$308,159	$101,882	$148,618	$558,659

Purchased Intangible Assets and Software Development Costs

The following table presents details of the Company’s total purchased intangible assets and capitalized software development costs for products to be sold as of the following periods (in thousands):

	June 30, 2016			December 31, 2015
	Gross Value	Accumulated Amortization & Impairment	Net Value	Gross Value	Accumulated Amortization & Impairment	Net Value
Core and developed technology	$81,178	$(81,145)	$33	$81,178	$(80,945)	$233
Customer and partner relationships	79,525	(70,828)	8,697	79,525	(66,742)	12,783
Non-compete agreements	1,800	(1,800)	—	1,800	(1,700)	100
Trade name	3,400	(3,400)	—	3,400	(3,369)	31
Finite-lived intangible assets	165,903	(157,173)	8,730	165,903	(152,756)	13,147
Indefinite-lived trade name	918	—	918	918	—	918
Total acquired intangible assets	$166,821	$(157,173)	$9,648	$166,821	$(152,756)	$14,065
Capitalized software development costs for products to be sold	$14,604	$(7,142)	$7,462	$12,993	$(5,002)	$7,991

Purchased intangibles include a purchased trade name of $0.9 million with an indefinite life as the Company expects to generate cash flows related to this asset indefinitely.

The following table summarizes the amortization expenses recorded in the following periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Amortization of purchased intangibles in revenues	$—	$19	$—	$38
Amortization of purchased intangibles in cost of product revenues	100	100	200	757
Amortization of purchased intangibles in operating expenses	2,017	2,417	4,217	4,834
Total amortization of purchased intangibles	$2,117	$2,536	$4,417	$5,629

Amortization of purchased intangibles is not allocated to the Company’s segments.

The estimated future amortization expense as of June 30, 2016 is as follows (in thousands):

Year ending December 31,	Amount
Remainder of 2016	$4,061
2017	4,669
Total	$8,730

In the six months ended June 30, 2016 and 2015, the Company capitalized approximately $1.6 million and $2.5 million of software development costs, respectively, for internally developed software products to be marketed and sold to customers after the point that technological feasibility has been reached and before the products are available for general release. The capitalized costs are being amortized over the estimated product useful life, generally three years, beginning when the products are available for general release. Management expects that the capitalized software development costs are recoverable from future gross profits generated by these products and services.

6. RESTRUCTURING COSTS

The Company recorded $6.0 million and $0.3 million of net restructuring costs during the three months ended June 30, 2016 and 2015, respectively, and $13.5 million and $0.4 million during the six months ended June 30, 2016 and 2015, respectively. The restructuring costs during the six months ended June 30, 2016 were primarily related to certain actions announced in December 2015, which included reduction of approximately 11 percent of the Company’s global workforce that is expected to be substantially complete by the fourth quarter of 2016 and charges related to vacating certain leased facilities. These actions were designed to improve the Company's profitability by strategically investing in more accretive areas of the business and further leveraging its outsource partners. As of June 30, 2016, the Company has recorded a cumulative amount of $24.0 million in restructuring costs in connection with these actions, of which $13.5 million of restructuring costs were incurred during the six months ended June 30, 2016, and expects the remaining charges related to these actions to be approximately $1 million.

The following table summarizes the changes in the Company’s restructuring reserves during the six months ended June 30, 2016 (in thousands):

	Severance/Other	Facilities	Other	Total
Balance at December 31, 2015	$8,072	$18,455	$801	$27,328
Additions to the reserve, net	9,072	3,958	—	13,030
Interest accretion	—	479	—	479
Non-cash adjustments	—	3	—	3
Cash payments	(12,027)	(4,391)	(801)	(17,219)
Balance at June 30, 2016	$5,117	$18,504	$—	$23,621

As of June 30, 2016, the restructuring reserve was primarily comprised of facilities-related liabilities pertaining to previous restructuring actions. At the time the reserve was initially set up, the Company calculated the fair value of its facilities-related liabilities based on the discounted future lease payments less sublease assumptions. This fair value measurement is classified as a Level 3 measurement under ASC 820. The key assumptions used in the valuation model include discount rates, cash flow projections, and estimated sublease income. These assumptions involve significant judgment, are based on management’s estimate of current and forecasted market conditions and are sensitive and susceptible to change. To the extent that actual sublease income, the timing of subleasing the facility, or the associated cost of, or the recorded liability related to subleasing or terminating the Company’s lease obligations for these facilities is different than initial estimates, the Company adjusts its restructuring reserves in the period during which such information becomes known.

7. BALANCE SHEET DETAILS

Trade receivables, net consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Gross trade receivables	$211,748	$242,911
Returns and other reserves	(54,572)	(52,000)
Allowance for doubtful accounts	(2,964)	(3,023)
Total	$154,212	$187,888

Inventories consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Raw materials	$671	$824
Work in process	—	117
Finished goods	96,077	88,451
Total	$96,748	$89,392

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Non-trade receivables	$8,147	$7,689
Prepaid expenses	33,200	33,174
Derivative assets	6,873	10,396
Other current assets	1,898	1,593
Total	$50,118	$52,852

Deferred revenue consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Short-term:
Service	$170,545	$165,594
License	3,574	4,965
Total	$174,119	$170,559
Long-term:
Service	$78,398	$82,598
License	4,874	3,593
Total	$83,272	$86,191

Changes in deferred service revenue during the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Balance at beginning of period	$248,192	$257,280
Additions to deferred service revenue	180,307	167,332
Amortization of deferred service revenue	(179,556)	(170,232)
Balance at end of period	$248,943	$254,380

Changes in deferred license revenue during the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Balance at beginning of period	$8,558	$5,524
Additions to deferred license revenue	2,508	1,766
Amortization of deferred license revenue	(2,618)	(1,238)
Balance at end of period	$8,448	$6,052

The current portion of other accrued liabilities consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Accrued expenses	$27,703	$25,179
Accrued co-op expenses	1,979	2,670
Restructuring reserves	13,054	16,187
Warranty obligations	8,526	10,172
Derivative liabilities	6,722	6,031
Employee stock purchase plan withholdings	—	9,668
Other accrued liabilities	16,623	15,188
Total	$74,607	$85,095

Changes in warranty obligations during the six months ended June 30, 2016 and 2015 are as follows (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015
Balance at beginning of period	$10,172	$11,613
Accruals for warranties issued during the period	4,797	6,811
Actual charges against warranty reserve during the period	(6,443)	(7,277)
Balance at end of period	$8,526	$11,147

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

Following the announcement of the execution of the merger agreement with Mitel Networks Corporation, a purported stockholder class action, styled Solak v. Leav, et al., No. 5:16-cv-03128-HRL, was filed on June 8, 2016 in the United States District Court for the Northern District of California, which is referred to as the Solak complaint. The Solak complaint named as defendants current and former members of the Polycom Board, Mitel, and the merger sub, which are collectively referred to as the defendants. The Solak complaint alleged that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by failing to disclose all material information in connection with the proxy statement/prospectus related to the Mitel transaction. The Solak complaint also alleged that the current and former members of the Polycom Board violated Section 20(a) of the Exchange Act by acting as control persons of Polycom in connection with the purported omissions from the proxy statement/prospectus described above. Finally, the Solak complaint alleged that the current and former members of the Polycom Board breached their fiduciary duties to Polycom’s stockholders in connection with the merger and that Mitel and its merger sub aided and abetted the purported breaches of fiduciary duty. In support of these claims, the Solak complaint alleged, among other things, that the Polycom Board failed to disclose all material information regarding the merger, that the merger consideration undervalued Polycom, that the sales process that resulted in entry into the merger agreement was flawed, and that the merger agreement contained unreasonable deal protection devices that purportedly preclude competing offers and unduly favor Mitel. The action sought injunctive relief, including enjoining or rescinding the merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief. As a result of the transaction with Mitel being terminated and Polycom’s entry into the merger agreement with an entity affiliated with Siris, the suit was dismissed.

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

SEC Investigation. As previously disclosed, the Company has cooperated with the Enforcement Staff of the SEC in connection with its investigation focused on Mr. Miller's expenses and his resignation. On March 31, 2015 the Company entered into a settlement with the SEC. Under the terms of the settlement in which the Company did not admit or deny the SEC’s findings, the Company paid $750,000 in a civil penalty, and agreed not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules. On January 26, 2016, Mr. Miller reached a settlement with the SEC. Under the terms of the settlement, Mr. Miller agreed to pay $450,000, of which, $200,000 was paid to Polycom.

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

9. DEBT

In September 2013, the Company entered into a Credit Agreement (the “Credit Agreement”) that provides for a $250.0 million term loan (the “Term Loan”) maturing on September 13, 2018 (the “Maturity Date”), which bears interest at the Company’s option at either a base rate as set forth in the Credit Agreement plus a spread of 0.50% to 1.00%, or a reserve adjusted LIBOR rate plus a spread of 1.50% to 2.00% based on the Company’s consolidated leverage ratio for the preceding four fiscal quarters.

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

The Credit Agreement contains customary affirmative and negative covenants, and financial covenants consisting of a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. The Company was in compliance with these covenants as of June 30, 2016. The Credit Agreement also includes customary events of default, including in the event of change of control, the occurrence of which could result in the acceleration of the obligations under the Credit Agreement. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts.

At June 30, 2016, the weighted average interest rate on the Term Loan was 2.46%, the accrued interest on the Term Loan was $0.6 million, and the current and noncurrent portion of the outstanding Term Loan was $5.7 million and $225.9 million, respectively, net of unamortized debt issuance costs of $1.2 million.

The following table sets forth total interest expense recognized on the Term Loan (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Contractual interest expense	$1,426	$1,292	$2,852	$2,550
Amortization of debt issuance costs	134	133	267	266
Total	$1,560	$1,425	$3,119	$2,816

As of June 30, 2016, future principal payments for long-term debt, including the current portion, are summarized as follows (in thousands):

Amount
Remainder of 2016	$3,126
2017	6,250
2018	223,437
Total	$232,813

10. INVESTMENTS

The Company had cash and cash equivalents of $576.5 million and $435.1 million at June 30, 2016 and December 31, 2015, respectively. Cash and cash equivalents generally consist of cash in banks, as well as highly liquid investments in money market funds, time deposits, savings accounts, commercial paper, U.S. government securities, U.S. government agency securities and corporate debt securities.

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

At June 30, 2016, the Company’s long-term investments had contractual maturities of one to two years.

The Company’s short-term and long-term investments in debt securities are summarized as follows (in thousands):

	Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Balances at June 30, 2016:
Short-term investments:
U.S. government securities	$43,081	$40	$—	$43,121
U.S. government agency securities	40,788	27	(1)	40,814
Non-U.S. government securities	2,004	—	—	2,004
Corporate debt securities	40,285	16	(2)	40,299
Total short-term investments	$126,158	$83	$(3)	$126,238
Long-term investments:
U.S. government securities	$4,256	$12	$—	$4,268
U.S. government agency securities	3,003	1	—	3,004
Corporate debt securities	11,499	23	(6)	11,516
Total long-term investments	$18,758	$36	$(6)	$18,788

Balances at December 31, 2015:
Short-term investments:
U.S. government securities	$49,036	$4	$(45)	$48,995
U.S. government agency securities	67,723	1	(30)	67,694
Non-U.S. government securities	7,303	—	(1)	7,302
Corporate debt securities	60,290	1	(40)	60,251
Total short-term investments	$184,352	$6	$(116)	$184,242
Long-term investments:
U.S. government securities	$8,058	$—	$(14)	$8,044
U.S. government agency securities	14,510	—	(48)	14,462
Corporate debt securities	24,056	2	(80)	23,978
Total long-term investments	$46,624	$2	$(142)	$46,484

Unrealized Losses

The following table summarizes the fair value and gross unrealized losses of investments that are in an unrealized loss position only. The unrealized losses are aggregated by type of investment instrument and length of time that individual securities have been in a continuous unrealized loss position (in thousands):

	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
June 30, 2016:
U.S. government agency securities	$4,221	$(1)	$—	$—	$4,221	$(1)
Corporate debt securities	11,475	(8)	—	—	11,475	(8)
Total investments	$15,696	$(9)	$—	$—	$15,696	$(9)
December 31, 2015:
U.S. government securities	$48,445	$(59)	$—	$—	$48,445	$(59)
U.S. government agency securities	71,861	(78)	—	—	71,861	(78)
Non-U.S. government securities	5,001	(1)	—	—	5,001	(1)
Corporate debt securities	52,571	(120)	—	—	52,571	(120)
Total investments	$177,878	$(258)	$—	$—	$177,878	$(258)

During six months ended June 30, 2016 and 2015, there were no investments in the Company’s portfolio that were other-than temporarily impaired and the Company did not incur any material realized net gains or losses.

11. FAIR VALUE MEASUREMENTS

The tables below set forth the Company’s recurring fair value measurements (in thousands):

		Fair Value Measurements at June 30, 2016 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$47,894	$47,894	$—
U.S. government agency securities	29,980	—	29,980
Non U.S. government securities	1,000	—	1,000
Corporate debt securities	39,236	—	39,236
Short-term investments	126,238	—	126,238
Long-term investments	18,788	—	18,788
Total fixed income available-for-sale securities	$263,136	$47,894	$215,242

Foreign currency forward contracts (a)	$6,873	$—	$6,873
Liabilities:
Foreign currency forward contracts (b)	$6,722	$—	$6,722

		Fair Value Measurements at December 31, 2015 Using
Description	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs
		(Level 1)	(Level 2)
Assets:
Fixed income available-for-sale securities
Cash and cash equivalents
Money market funds	$10,313	$10,313	$—
Non-U.S. government securities	975	—	975
Corporate debt securities	19,799	—	19,799
Short-term investments	184,242	—	184,242
Long-term investments	46,484	—	46,484
Total fixed income available-for-sale securities	$261,813	$10,313	$251,500

Foreign currency forward contracts (a)	$10,396	$—	$10,396
Liabilities:
Foreign currency forward contracts (b)	$6,031	$—	$6,031

(a)	Included in short-term derivative assets as “Prepaid expenses and other current assets” in the condensed consolidated balance sheets.
(b)	Included in short-term derivative liabilities as “Other accrued liabilities” in the condensed consolidated balance sheets.

There were no transfers between Level 1 and Level 2 during the three and six months ended June 30, 2016 and 2015. There were no investments classified as Level 3 as of June 30, 2016 and December 31, 2015.

In addition, the Company has facilities-related liabilities related to restructuring which were calculated based on the discounted future lease payments less sublease assumptions. This non-recurring fair value measurement is classified as a Level 3 measurement under ASC 820. See Note 6 for further details.

The fair value of the Company’s Term Loan under its Credit Agreement is measured using Level 2 inputs as the borrowings are not actively traded and have a variable interest rate structure based upon market rates currently available to the Company for debt with similar terms and maturities. The Company has elected not to record its Term Loan at fair value, but has measured it at fair value for disclosure purposes. At June 30, 2016 and December 31, 2015, the estimated fair value of the Term Loan was approximately $229.3 million and $226.5 million, respectively, using observable market inputs. See Note 9 for further details.

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

Non-Designated Hedges

The Company hedges its net foreign currency monetary assets and liabilities primarily resulting from foreign currency denominated receivables and payables with foreign exchange forward contracts to reduce the risk that the Company’s earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives are intended to offset remeasurement gains and losses on the hedged assets and liabilities. The Company executes non-designated foreign exchange forward contracts primarily denominated in Euros, British Pounds, Israeli Shekels, Japanese Yen, Brazilian Reals, Chinese Yuan, and Mexican Pesos.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding non-designated hedges at June 30, 2016 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Brazilian Real	13,196	$4,111	Buy	—	$—	—
Brazilian Real	24,037	$6,993	Sell	—	$—	—
Chinese Yuan	—	$—	—	45,457	$7,098	Buy
Chinese Yuan	42,005	$6,390	Sell	—	$—	—
Euro	22,866	$25,374	Buy	13,703	$15,420	Buy
Euro	34,404	$38,274	Sell	54,468	$60,981	Sell
British Pound	5,368	$7,218	Buy	14,718	$22,741	Buy
British Pound	12,753	$17,905	Sell	15,684	$24,082	Sell
Israeli Shekel	29,300	$7,609	Buy	—	$—	—
Israeli Shekel	29,300	$7,613	Sell	—	$—	—
Japanese Yen	96,170	$935	Buy	—	$—	—
Japanese Yen	96,170	$867	Sell	—	$—	—
Mexican Peso	21,914	$1,184	Buy	—	$—	—
Mexican Peso	44,977	$2,430	Sell	—	$—	—

The following table shows the effect of the Company’s non-designated hedges in the condensed consolidated statements of operations (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended
		June 30, 2016	June 30, 2015
Foreign exchange contracts	Interest and other income (expense), net	$1,325	$(1,056)

		Six Months Ended
		June 30, 2016	June 30, 2015
Foreign exchange contracts	Interest and other income (expense), net	$(822)	$3,617

Cash Flow Hedges

The Company designates forward contracts as cash flow hedges of foreign currency revenues and expenses, primarily the Chinese Yuan, Euros and British Pounds. All foreign exchange contracts are carried at fair value on the condensed consolidated balance sheets and the maximum duration of foreign exchange forward contracts does not exceed 13 months.

The following table summarizes the Company’s notional position by currency, and approximate U.S. dollar equivalent of the outstanding cash flow hedges at June 30, 2016 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
	Foreign Currency	USD Equivalent	Positions	Foreign Currency	USD Equivalent	Positions
Chinese Yuan	—	$—	—	85,643	$12,851	Buy
Euro	—	$—	—	19,597	$21,909	Buy
Euro	—	$—	—	58,032	$65,094	Sell
British Pound	—	$—	—	16,782	$24,405	Buy
British Pound	—	$—	—	15,816	$23,146	Sell

The following tables show the effect of the Company’s derivative instruments designated as cash flow hedges in the condensed consolidated statements of operations for the following periods (in thousands):

	Gain (Loss) Recognized in OCI or OCL- Effective Portion		Location of Gain (Loss) Reclassified from OCI or OCL into Income-Effective Portion	Gain (Loss) Reclassified from OCI or OCL into Income-Effective Portion		Location of Gain (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing	Gain (Loss) Recognized-Ineffective Portion and Amount Excluded from Effectiveness Testing (a)
	Three Months Ended			Three Months Ended			Three Months Ended
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015
Foreign exchange contracts	$728	$(1,723)	Product revenues	$308	$3,629	Interest and other income (expense), net	$744	$357
			Cost of revenues	(161)	(531)
			Sales and marketing	(513)	(1,007)
			Research and development	(2)	(268)
			General and administrative	(69)	(396)
	$728	$(1,723)		$(437)	$1,427		$744	$357

	Six Months Ended			Six Months Ended			Six Months Ended
	June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015		June 30, 2016	June 30, 2015

Foreign exchange contracts	$(899)	$4,575	Product revenues	$1,606	$10,265	Interest and other income (expense), net	$735	$326
			Cost of revenues	(458)	(1,332)
			Sales and marketing	(1,346)	(2,794)
			Research and development	(49)	(983)
			General and administrative	(249)	(1,171)
	$(899)	$4,575		$(496)	$3,985		$735	$326

(a)	There were no gains or losses recognized in income due to ineffectiveness in the periods presented.

As of June 30, 2016, the Company estimated that all values reported in accumulated other comprehensive loss will be reclassified to income within the next twelve months. Effective gains and losses recorded in other comprehensive (loss) income are reclassified to revenue and operating expense as and when the underlying forecasted foreign currency transactions affect earnings.

In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the related hedge gains and losses on the cash flow hedge would be immediately reclassified to “Interest and other income (expense), net” on the condensed consolidated statements of operations. For the six months ended June 30, 2016 and 2015, there were no such gains or losses.

The estimates of fair value are based on applicable and commonly quoted prices and prevailing financial market information as of June 30, 2016 and December 31, 2015. See Note 11 for additional information on the fair value measurements for all financial assets and liabilities, including derivative assets and derivative liabilities that are measured at fair value in the condensed consolidated financial statements on a recurring basis.

The following table shows the Company’s derivative instruments measured at gross fair value as reflected in the condensed consolidated balance sheets (in thousands):

	Fair Value of Derivatives Designated as Hedge Instruments		Fair Value of Derivatives Not Designated as Hedge Instruments
	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Derivative assets (a):
Foreign exchange contracts	$2,380	$2,283	$4,493	$8,113
Derivative liabilities (b):
Foreign exchange contracts	$2,418	$2,269	$4,304	$3,762

(a)	All derivative assets are recorded in “Prepaid and other current assets” in the condensed consolidated balance sheets.
(b)	All derivative liabilities are recorded in “Other accrued liabilities” in the condensed consolidated balance sheets.

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

The following table sets forth the offsetting of derivative assets (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2016:
Foreign exchange contracts	$6,873	$—	$6,873	$(6,017)	$—	$856
As of December 31, 2015:
Foreign exchange contracts	$10,396	$—	$10,396	$(5,413)	$—	$4,983

The following table sets forth the offsetting of derivative liabilities (in thousands):

				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheets	Financial Instruments	Cash Collateral Pledged	Net Amount
As of June 30, 2016:
Foreign exchange contracts	$6,722	$—	$6,722	$(6,017)	$—	$705
As of December 31, 2015:
Foreign exchange contracts	$6,031	$—	$6,031	$(5,413)	$—	$618

13. STOCKHOLDERS’ EQUITY

Share Repurchase Program

From time to time, the Company’s Board of Directors has approved plans under which the Company may at its discretion purchase shares of its common stock in the open market or via privately negotiated transactions. In July 2014, the Company announced that its Board of Directors had approved a share repurchase plan (the “2014 repurchase plan”) under which the Company may at its discretion purchase shares in the open market with an aggregate value of up to $200.0 million. Any share repurchases will be funded through cash on hand and future cash flow from operations. During the three and six months ended June 30, 2016, the

Company did not purchase any shares of common stock in the open market. During the three and six months ended June 30, 2015, the Company purchased approximately 1.9 million and 4.8 million shares of common stock, respectively, in the open market for $25.0 million and $65.0 million, respectively. The purchase price for the shares of the Company’s stock repurchased is recorded as a reduction to stockholders’ equity. The excess of the cost of treasury stock that is retired over its par value and the portion allocated to additional paid-in capital based on the calculated average price in equity is recorded as a charge to retained earnings. The repurchased shares of common stock have been retired and reclassified as authorized and unissued shares. As of June 30, 2016, the Company had a remaining authorization to purchase up to an additional $60.1 million of shares in the open market under the 2014 repurchase plan.

Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, net of tax, by component (in thousands). The tax effects were not shown separately, as the impacts were not material.

Six Months Ended June 30, 2016	Unrealized Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available-for- Sale Securities	Foreign Currency Translation	Total
Balance as of December 31, 2015	$(59)	$(197)	$(947)	$(1,203)
Other comprehensive loss before reclassifications	(899)	292	(951)	(1,558)
Amounts reclassified from accumulated other comprehensive loss (a)	496	(8)	—	488
Net current-period other comprehensive loss	(403)	284	(951)	(1,070)
Balance as of June 30, 2016	$(462)	$87	$(1,898)	$(2,273)

(a)

See Note 12 for details of gains and losses, net of taxes, reclassified out of accumulated other comprehensive loss into net (loss) income related to cash flow hedges and each line item of net (loss) income affected by the reclassification. Gains and losses related to available-for-sale securities were reclassified into “Interest and other income (expense), net” in the condensed consolidated statement of operations for the six months ended June 30, 2016, net of taxes.

14. STOCK-BASED COMPENSATION

The following table summarizes stock-based compensation expense recorded for the periods presented and its allocation within the condensed consolidated statements of operations (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cost of product revenues	$1,133	$505	$1,914	$1,460
Cost of service revenues	2,373	877	3,484	2,185
Stock-based compensation expense included in cost of revenues	3,506	1,382	5,398	3,645

Sales and marketing	7,550	2,698	11,293	5,311
Research and development	4,912	1,915	6,941	4,488
General and administrative	5,638	3,716	9,455	5,499
Stock-based compensation expense included in operating expenses	18,100	8,329	27,689	15,298
Total stock-based compensation expense	21,606	9,711	33,087	18,943
Tax benefit	3,109	1,697	5,354	3,226
Total stock-based compensation expense, net of tax	$18,497	$8,014	$27,733	$15,717

Stock-based compensation expense is not allocated to segments because it is centrally managed at the corporate level.

Stock Options

There were no stock options granted during the six months ended June 30, 2016 and 2015.

Performance Shares and Restricted Stock Units

During the six months ended June 30, 2016 and 2015, the Company granted 886,496 and 922,202 performance shares to certain employees and executives, at a weighted average fair value of $10.87 and $14.23 per share, respectively. The 2016 and 2015 grants are generally divided evenly over three annual performance periods commencing with calendar year 2016 and 2015, respectively, and will vest on the first, second and third anniversary of the grant date.

During the six months ended June 30, 2016 and 2015, the Company granted 2,976,147 and 2,788,043 restricted stock units to certain employees and executives, at a weighted average fair value of $10.86 and $13.80 per share, respectively.

During the six months ended June 30, 2016, there were no restricted stock units granted to non-employee directors. During the six months ended June 30, 2015, the Company granted 120,000 restricted stock units to non-employee directors, at a weighted average fair value of $13.14 per share.

Employee Stock Purchase Plan

During the six months ended June 30, 2016 and 2015, 1,236,759 and 1,183,426 shares, respectively, were purchased under the Company’s employee stock purchase plan (“ESPP”). As of June 30, 2016, there were 7,927,722 shares available to be issued under the ESPP.

Pursuant to the definitive Agreement and Plan of Merger entered into with Mitel, the Company suspended the ESPP and terminated all offering periods on April 15, 2016, and refunded ESPP contributions received from the participating employees toward the related purchases. Subsequently, the Company terminated the definitive Agreement and Plan of Merger with Mitel and entered into a definitive Agreement and Plan of Merger, dated July 8, 2016, to be acquired by an entity affiliated with Siris. Effective as of one day prior to the closing of the Merger, and contingent upon the closing of the Merger, the ESPP will be terminated. The Company expects that there will be no further offering periods under the ESPP prior to its termination in connection with the closing of the Merger. The Company recognized approximately $10.9 million of unamortized stock-based compensation expense in relation to the cancelled offering periods during the six months ended June 30, 2016. Refer to Note 1 for additional details regarding the proposed Merger.

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

The fair value of each employee stock purchase right grant is estimated on the date of grant using the Black-Scholes option valuation model and is recognized as expense using the graded vesting method using the following assumptions:

Three and Six Months Ended
	June 30, 2016	June 30, 2015
Expected volatility	31.85-34.97%	30.04-30.73%
Risk-free interest rate	0.47-0.81%	0.07-0.49%
Expected dividends	0.0%	0.0%
Expected life (years)	0.5-2.0	0.5-2.0

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

The expected life of employee stock purchase rights represents the contractual terms of the underlying program.

15. NET (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted net (loss) income per share (in thousands, except for per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator
Net (loss) income	$(9,997)	$19,647	$(6,662)	$40,845

Denominator
Weighted average shares outstanding, basic	135,700	134,057	134,934	134,417
Effect of dilutive potential common shares	—	3,290	—	3,873
Weighted average shares outstanding, diluted	135,700	137,347	134,934	138,290

Basic net (loss) income per share	$(0.07)	$0.15	$(0.05)	$0.30

Diluted net (loss) income per share	$(0.07)	$0.14	$(0.05)	$0.30

Antidilutive employee stock-based awards, excluded	2,757	637	3,337	483

Diluted shares outstanding include the dilutive effect of in-the-money employee equity share options, unvested performance shares, restricted stock units, and stock purchase rights under the ESPP. The dilutive effect of such equity awards is calculated based on the average share price for each fiscal period using the treasury stock method. Potentially dilutive shares are excluded from the computation of diluted net income per share when their effect is antidilutive. As a result of the net losses for the three and six months ended June 30, 2016, the shares used in computing basic and diluted net loss per share remained the same as the effect of all potentially issuable common shares is considered to be anti-dilutive.

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

Financial information for each reportable geographical segment as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, based on the Company’s internal management reporting system and as utilized by the Company’s Chief Operating Decision Maker (“CODM”), its Chief Executive Officer, is as follows (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2016:
Revenue	$142,019	$72,660	$73,100	$287,779
% of total revenue	49%	25%	26%	100%
Contribution margin	$52,721	$27,820	$31,341	$111,882
% of segment revenue	37%	38%	43%	39%

For the three months ended June 30, 2015:
Revenue	$158,333	$80,865	$77,377	$316,575
% of total revenue	50%	26%	24%	100%
Contribution margin	$60,765	$31,987	$35,975	$128,727
% of segment revenue	38%	40%	46%	41%

For the six months ended June 30, 2016:
Revenue	$297,513	$146,189	$134,152	$577,854
% of total revenue	52%	25%	23%	100%
Contribution margin	$115,588	$54,772	$58,498	$228,858
% of segment revenue	39%	37%	44%	40%

For the six months ended June 30, 2015:
Revenue	$315,687	$174,714	$156,874	$647,275
% of total revenue	49%	27%	24%	100%
Contribution margin	$121,616	$74,764	$72,088	$268,468
% of segment revenue	39%	43%	46%	41%

As of June 30, 2016: Gross trade receivables	$101,167	$61,201	$49,380	$211,748
% of total gross trade receivables	48%	29%	23%	100%
As of December 31, 2015: Gross trade receivables	$97,742	$78,726	$66,443	$242,911
% of total gross trade receivables	40%	33%	27%	100%

During the three months ended June 30, 2016, two channel partners, ScanSource Communications (“ScanSource”) and Westcon Group, Inc. (“Westcon”), accounted for 23% and 11% of the Company’s total revenues, respectively. During the three months ended June 30, 2015, one channel partner, ScanSource, accounted for 23% of the Company’s total revenues. During the six months ended June 30, 2016, two channel partners, ScanSource and Westcon, accounted for 23% and 12% of the Company’s total revenues, respectively. During the six months ended June 30, 2015, one channel partner, ScanSource, accounted for 19% of the Company’s total revenues. ScanSource accounted for 24% and 20%, respectively, of total gross trade receivables at June 30, 2016 and December 31, 2015.

The reconciliation of segment information to Polycom consolidated totals is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Segment contribution margin	$111,882	$128,727	$228,858	$268,468
Corporate and unallocated costs	(75,446)	(91,158)	(159,549)	(189,500)
Stock-based compensation expense	(21,606)	(9,711)	(33,087)	(18,943)
Effect of stock-based compensation expense on warranty rates expense	(235)	(80)	(341)	(133)
Amortization of purchased intangibles	(2,117)	(2,517)	(4,417)	(5,591)
Restructuring costs	(6,007)	(343)	(13,509)	(367)
Transaction-related costs	(7,887)	—	(12,131)	—
Interest and other income (expense), net	298	(178)	(470)	(1,640)
(Loss) income before provision for income taxes	$(1,118)	$24,740	$5,354	$52,294

The following table summarizes the Company’s revenues, which includes products and services, by product category (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues:
UC group systems	$171,411	$195,169	$350,315	$399,820
UC personal devices	68,774	66,802	136,584	134,267
UC platform	47,594	54,604	90,955	113,188
Total	$287,779	$316,575	$577,854	$647,275

17. INCOME TAXES

The following table presents the income tax expense and the effective tax rates (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Provision for income taxes	$8,879	$5,093	$12,016	$11,449
Effective tax rate	(794.2)%	20.6%	224.4%	21.9%

The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions, and the effective tax rate reflects the applicable tax rates in effect in the various tax jurisdictions around the world where income is earned. During the three and six months ended June 30, 2016, the Company incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted losses from this jurisdiction were excluded from the determination of tax expense for the period. The tax impact of excluding the losses from the interim tax recorded was additional expense of $1.3 million and $3.1 million for the three and six months ended June 30, 2016, respectively. Additionally, the effective tax rate for the three and six months ended June 30, 2016 and 2015 differs from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from the Company’s operations in lower tax jurisdictions, recurring permanent adjustments, and discrete items recorded during the period presented. A significant portion of pretax (loss) income is generated and taxed outside the U.S. The impact on the tax provision due to lower statutory tax rates in foreign jurisdictions was additional expense of $0.3 million and a benefit of approximately $1.3 million for the three and six months ended June 30, 2016, respectively, and a benefit of $4.8 million and $10.1 million for the three and six months ended June 30, 2015, respectively.

The effective income tax rate can be impacted each period by discrete factors or events. For the three and six months ended June 30, 2016 and 2015, discrete benefits of $0.3 million and $0.7 million and $0.2 million and $0.7 million, respectively, were recorded for tax benefits realized on disqualifying dispositions of stock from the Company’s employee stock purchase plan. Additional discrete items recorded in the three months ended June 30, 2016 were $3.1 million in tax accrued related to accelerated non-deductible stock-based compensation expense related to the termination of the employee stock purchase plan and $1.6 million in aggregate to correct for out-of-period adjustment related to the transfer pricing charges for a foreign subsidiary for the years ended

December 31, 2015 and 2014. The Company concluded that such amount is not material to any of its previously issued financial statements and therefore recorded the correction in the second quarter of 2016.

As of June 30, 2016, the amount of gross unrecognized tax benefits was $21.0 million, all of which would affect the Company’s effective tax rate if realized. The Company recognizes interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2016 and December 31, 2015, the Company had approximately $1.7 million and $1.4 million, respectively, of accrued interest and penalties related to uncertain tax positions. The Company anticipates that, except for $1.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

The Company is a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and has entered into agreements with the local governments in certain foreign jurisdictions where it has significant operations to provide it with favorable tax rates in those jurisdictions if certain criteria are met. The tax benefit realized from favorable tax rates for the three months ended June 30, 2016 and 2015 were not material in the aggregate and did not have a material impact on earnings per share.

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

On July 27, 2015, the United States Tax Court (the “Court”) issued a taxpayer-favorable opinion with respect to Altera Corporation (“Altera”)’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. On December 1, 2015, the Court issued its final decision with respect to Altera’s litigation with the IRS. Subsequent to the decision, the IRS filed its appeal with the United States Court of Appeals for the Ninth Circuit on June 27, 2016, and as such, no adjustment to the consolidated financial statement is recorded at this time. The Company is monitoring this case for any material impact to its consolidated financial statement and potential favorable implications to the Company’s cost-sharing arrangement.

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

Overview

We are a global leader in helping organizations achieve new levels of teamwork, efficiency and productivity by unleashing the power of human collaboration. We offer open, standards-based unified communications and collaboration (“UC&C”) solutions for voice, video and content sharing and a comprehensive line of support and service solutions to ensure customer success. Our solutions are powered by the Polycom® RealPresence® Platform, a flexible and comprehensive infrastructure offering with broad application programming interfaces (“APIs”) that can be deployed via software and/or hardware, on-premises or in the cloud, or in hybrid implementations. The RealPresence® Platform interoperates with a broad set of communication, business, mobile, cloud applications and devices to deliver secure face-to-face collaboration across different environments. With RealPresence® collaboration solutions, from infrastructure to endpoints for all environments, people all over the world can connect and collaborate naturally without being in the same physical location. Individuals and teams can communicate and collaborate with high definition (“HD”) voice, video and content experiences from their desktops, meeting rooms, classrooms, home offices, mobile devices, web browsers, and specialized solutions such as video carts for healthcare, education and manufacturing applications and solutions for government agencies and judicial applications. By removing the barriers of distance and time, connecting experts to where they are needed most, and creating greater trust and understanding through improved collaboration, Polycom enables teams to make better decisions faster and to increase their productivity while saving time and money and being environmentally responsible.

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

Revenues for the three and six months ended June 30, 2016 were $287.8 million and $577.9 million, respectively, a decrease of $28.8 million or 9%, and $69.4 million or 11%, respectively, from the same periods in 2015. Both product and service revenues declined on a year-over-year basis during the three and six months ended June 30, 2016. The overall decrease in product revenues was primarily due to lower revenues from our UC group systems and UC platform products. With the exception of the fourth quarter of 2014 for UC group systems, both our UC group system and UC platform product revenues have declined year-over-year since the first quarter of 2012. This is primarily due to lower group video product revenues and, to a lesser extent, decreased sales of our RealPresence® Platform hardware and software products. We expect this trend to continue at least in the near term. Service revenues decreased from the same periods in 2015 as a result of lower maintenance service revenues due to the decrease in UC group systems and UC platform products revenues, a decrease in Halo related managed service revenues, and lower platform implementation service revenues. Halo related managed services resulted from the visual collaboration business we acquired in 2011. Revenues from these services have decreased as the managed services contracts expire and in some cases, customers elect to purchase other Polycom product solutions rather than renew their managed services contracts.

From a segment perspective, our Americas, EMEA, and APAC segment revenues accounted for 49%, 25%, and 26%, respectively, of our total revenues in the three months ended June 30, 2016. Our Americas, EMEA, and APAC segment revenues for the three months ended June 30, 2016 decreased by 10% for both Americas and EMEA, and 6% for APAC as compared to the same period in 2015. During the six months ended June 30, 2016, our Americas, EMEA, and APAC segment revenues accounted for 52%, 25%, and 23%, respectively, of our total revenues. Our Americas, EMEA, and APAC segment revenues for the six months ended June 30, 2016 decreased by 6%, 16%, and 14%, respectively, as compared to the same period of 2015. On a year-over-year basis, both product and service revenues declined across all of our geographic segments in the three and six months ended June 30, 2016 as compared to the same periods in 2015.

Operating margins for the three and six months ended June 30, 2016 decreased by approximately 8 percentage points and 7 percentage points, respectively, as compared to the same periods in 2015. The decrease in operating margins was primarily due to higher transaction-related costs, decreased gross margins resulting from a product mix shift toward lower margin UC personal devices products, higher restructuring costs, and higher stock-based compensation expense due to recognition of approximately $10.9 million of unamortized stock-based compensation expense in relation to the cancelled ESPP offering periods during the three and six months ended June 30, 2016. See Note 14 of Notes to Condensed Consolidated Financial Statements for further information on stock-based compensation expense.

During the six months ended June 30, 2016, we generated $72.3 million in cash flows from operating activities which, after the impact of investing and financing activities, and foreign exchange rate changes described in detail under “Liquidity and Capital Resources,” resulted in a $141.4 million net increase in our total cash and cash equivalents from December 31, 2015.

On April 15, 2016, we entered into a definitive Agreement and Plan of Merger with Mitel Networks Corporation (“Mitel”) to be acquired for $3.12 in cash and 1.31 common shares of Mitel for each share of our common stock.

On July 8, 2016, we terminated the definitive Agreement and Plan of Merger with Mitel and entered into a definitive Agreement and Plan of Merger with Triangle Private Holdings I, LLC (“NewCo”), an entity affiliated with Siris Capital Group, LLC (“Siris”) to be acquired for $12.50 in cash for each share of our common stock (the “Merger”). Consummation of the Merger is subject to customary closing conditions, including, without limitation, (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) antitrust regulatory approval in Germany and Russia, and (iv) approval by our stockholders of the Merger. In connection with terminating the definitive agreement with Mitel, we paid a $60 million termination fee to Mitel (the “Mitel Termination Fee”) on July 8, 2016, which was reimbursed by NewCo on July 22, 2016. If we terminate the definitive agreement with NewCo under specified circumstances, we may be required to pay NewCo a $60 million termination fee and/or repay to NewCo the Mitel Termination Fee that NewCo reimbursed to us.

Results of Operations for the Three and Six Months Ended June 30, 2016 and 2015

Revenues

We manage our business primarily on a geographic basis, organized into three geographic segments. Our revenues, which include product and service revenues, for each segment are summarized in the following table:

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	Decrease	June 30, 2016	June 30, 2015	Decrease
Americas	$142,019	$158,333	(10)%	$297,513	$315,687	(6)%
% of total revenues	49%	50%		52%	49%
EMEA	$72,660	$80,865	(10)%	$146,189	$174,714	(16)%
% of total revenues	25%	26%		25%	27%
APAC	$73,100	$77,377	(6)%	$134,152	$156,874	(14)%
% of total revenues	26%	24%		23%	24%
Total revenues	$287,779	$316,575	(9)%	$577,854	$647,275	(11)%

Revenues decreased across all of our geographic segments in the three and six months ended June 30, 2016 as compared to the same periods in 2015 primarily driven by decreased revenues in several of our key markets, primarily in the United States, CALA, China, the Middle East, and Germany, partially offset by year-over-year growth in India and Canada. Year-over-year results for EMEA revenues were primarily impacted by unfavorable foreign currency exchange rates. On a year-over-year basis, both product and service revenues declined across all of our geographic segments in the three and six months ended June 30, 2016.

The overall decrease in revenues in the three and six months ended June 30, 2016, as compared to the same periods in 2015, was primarily due to a decrease in product revenues of $20.2 million and $50.6 million, respectively, and to a lesser extent, service revenues which decreased by $8.6 million and $18.8 million, respectively, as compared to the same periods in 2015. The year-over-year decrease in product revenues was primarily due to lower revenues from our UC group systems and UC platform products primarily due to lower group video product revenues and, to a lesser extent, decreased sales of our RealPresence® Platform hardware and software products. The decrease in service revenues was primarily driven by lower maintenance service revenues due to the decrease in UC group systems and UC platform products revenues, a decrease in Halo related managed service revenues, and lower platform implementation service revenues. As a result of declines in product revenues, as well as a greater mix of UC personal devices revenues which have lower service attach rates as compared to our UC group systems and UC platform products, service revenues from new maintenance contracts have declined over the last several quarters and this trend is likely to continue.

During the three months ended June 30, 2016, two channel partners, ScanSource Communications (“ScanSource”) and Westcon Group, Inc. (“Westcon”), accounted for 23% and 11% of our total revenues, respectively. During the three months ended June 30, 2015, one channel partner, ScanSource, accounted for 23% of our total revenues. During the six months ended June 30, 2016, two channel partners, ScanSource and Westcon, accounted for 23% and 12% of our total revenues, respectively. During the six months ended June 30, 2015, one channel partner, ScanSource, accounted for 19% of our total revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated revenues as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The following table summarizes revenues, which includes products and services, by product category:

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	Increase (Decrease)	June 30, 2016	June 30, 2015	Increase (Decrease)
UC group systems	$171,411	$195,169	(12)%	$350,315	$399,820	(12)%
% of total revenues	60%	62%		60%	62%
UC personal devices	$68,774	$66,802	3%	$136,584	$134,267	2%
% of total revenues	24%	21%		24%	21%
UC platform	$47,594	$54,604	(13)%	$90,955	$113,188	(20)%
% of total revenues	16%	17%		16%	17%
Total revenues	$287,779	$316,575	(9)%	$577,854	$647,275	(11)%

UC group systems include all group video, group voice and immersive telepresence systems products and the related service elements. The decrease in UC group systems revenues for the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily driven by decreased sales of our UC group video products and the related services across our three geographic segments and, to a lesser extent, decreased sales of immersive telepresence products and the related services across all three geographic segments. Sales of our UC group voice products and related services increased in the three months ended June 30, 2016 across all three of our geographic segments and decreased in the six months ended June 30, 2016 due to decreased sales in the Americas and APAC, offset in part by increased sales in EMEA.

UC personal devices include desktop voice products and desktop video devices. The increase in UC personal devices revenues for the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to increased sales of our desktop voice products in our EMEA and, to a lesser extent, APAC segments, offset in part by decreased sales in the Americas.

UC platform includes our RealPresence® Platform hardware and software products and the related service elements. The decrease in UC platform products and related services for the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily driven by decreased sales across all three geographic segments. A significant portion of UC Platform revenue typically comes from China, which had lower revenues on a year-over-year basis.

Cost of Revenues and Gross Margins

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	Decrease	June 30, 2016	June 30, 2015	Decrease
Cost of product revenues	$94,029	$95,752	(2)%	$189,084	$197,021	(4)%
% of product revenues	47%	43%		47%	43%
Product gross margins	53%	57%		53%	57%
Cost of service revenues	$32,478	$34,898	(7)%	$63,669	$71,509	(11)%
% of service revenues	38%	37%		37%	37%
Service gross margins	62%	63%		63%	63%
Total cost of revenues	$126,507	$130,650	(3)%	$252,753	$268,530	(6)%
% of total revenues	44%	41%		44%	41%
Total gross margins	56%	59%		56%	59%

Cost of Product Revenues and Product Gross Margins

Cost of product revenues consists primarily of contract manufacturer costs, including material and direct labor, our manufacturing organization costs, freight expense, tooling depreciation, outside services expense, stock-based compensation expense, an allocation of overhead expenses, including facilities and IT costs, warranty expense, and amortization of certain intangible assets. Cost of product revenues and product gross margins included charges for stock-based compensation expense of $1.1 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively, and $1.9 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.

Our UC platform and UC group systems products typically have a higher gross margin than our UC personal products, and overall product gross margins will fluctuate depending upon the product mix in any given period or geography.

For the three and six months ended June 30, 2016, the decrease in product gross margins was primarily due to a change in product mix toward lower margin UC personal devices.

Cost of Service Revenues and Service Gross Margins

Cost of service revenues consists primarily of material and direct labor, including outside services, an allocation of overhead expenses, including facilities and IT costs, stock-based compensation expense, freight and repair costs, and managed network expenses. Cost of service revenues and service gross margins included charges for stock-based compensation expense of $2.4 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $3.5 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

For the three months ended June 30, 2016, service gross margins decreased slightly compared to the same period in 2015 primarily due to increased cost of services as a percentage of revenues as a result of higher stock-based compensation expense, partially offset by lower headcount-related costs, including compensation, and lower managed network expenses. For the six months ended June 30, 2016, service gross margins remained relatively flat compared to the same period in 2015.

Total Cost of Revenues and Total Gross Margins

Total gross margins in the three and six months ended June 30, 2016 decreased compared to the same periods in 2015 primarily due to the decrease in product gross margins as discussed above.

Forecasting future gross margin percentages is difficult, and there are a number of risks related to our ability to maintain or improve our current gross margin levels. Our cost of revenues as a percentage of revenues can vary significantly based upon a number of factors such as the following: uncertainties surrounding revenue levels, including future pricing and/or potential discounts, and related production level variances; the impact of foreign currency rate fluctuations; competition; the extent to which new services sales accompany our product sales as well as maintenance renewal rates; changes in technology; changes in product mix; variability of stock-based compensation costs; royalties to third parties; utilization of our professional services personnel as we develop our professional services practice and make investments to expand our professional services offerings; fluctuations in freight and repair costs; our ability to achieve greater efficiencies in the installations of our immersive telepresence products; manufacturing efficiencies of subcontractors; manufacturing and purchase price variances; changes in prices on commodity components; warranty and repair costs; and the timing of sales.

Sales and Marketing Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	Decrease	June 30, 2016	June 30, 2015	Decrease
Sales and marketing	$82,505	$89,433	(8)%	$161,968	$180,292	(10)%
% of total revenues	29%	28%		28%	28%

Sales and marketing expenses consist primarily of compensation costs, including stock-based compensation expense and commissions for our sales force, an allocation of overhead expenses, including facilities and IT costs, product marketing expenses, outside services expense, and advertising and promotional expenses. Sales and marketing expenses, except for direct sales and marketing expenses, are not allocated to our segments. Sales and marketing expenses included charges for stock-based compensation expense of $7.6 million and $2.7 million for the three months ended June 30, 2016 and 2015, respectively, and $11.3 million and $5.3 million for the six months ended June 30, 2016 and 2015, respectively.

During the three and six months ended June 30, 2016, sales and marketing expenses decreased compared to the same periods in 2015 primarily due to lower headcount-related costs, including compensation and commission expenses, and decreased spending on outside services, partially offset by higher stock-based compensation expense. Sales and marketing headcount decreased by 12% from June 30, 2015 to June 30, 2016. The overall decrease in sales and marketing expenses is in line with our plans to improve operating performance.

We expect our sales and marketing expenses to continue to decrease in the near term. Expenses will fluctuate depending on revenue levels as certain expenses, such as commissions, are determined based upon the revenues achieved. Forecasting sales and marketing expenses as a percentage of revenues is highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved in any given quarter and the timing of stock-based compensation expense. Marketing expenses will also fluctuate depending upon the timing and extent of marketing programs as we market new products.

Research and Development Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	Decrease	June 30, 2016	June 30, 2015	Decrease
Research and development	$43,981	$46,545	(6)%	$87,051	$95,882	(9)%
% of total revenues	15%	15%		15%	15%

Research and development costs are expensed as incurred and consist primarily of compensation costs, including stock-based compensation expense, an allocation of overhead expenses, including facilities and IT costs, outside services expense, depreciation, and expensed materials. Research and development costs are not allocated to our segments. Research and development expenses included charges for stock-based compensation expense of $4.9 million and $1.9 million for the three months ended June 30, 2016 and 2015, respectively, and $6.9 million and $4.5 million for the six months ended June 30, 2016 and 2015, respectively.

During the three and six months ended June 30, 2016, research and development expenses decreased compared to the same periods in 2015 primarily due to lower headcount-related costs, largely compensation and related benefits, and decreased facilities and IT costs, partially offset by higher stock-based compensation expense and increased outside services expense. Research and development headcount decreased by 16% from June 30, 2015 to June 30, 2016. The overall decrease in research and development expenses is in line with our plans to improve operating performance, while investing in accretive areas and development of new products.

We believe that innovation and technological leadership are critical to our future success, and we are committed to continuing a significant level of research and development to develop new technologies and products to remain competitive. We are also investing in research and development projects designed to further our key strategic initiatives with our strategic partners and service provider customers. Research and development expenses as a percentage of revenues are highly dependent on expected revenue levels and could vary significantly depending on actual revenues achieved, the timing of stock-based compensation expense and the number of development activities in any given quarter. We expect our research and development costs to continue to decrease in the near term due to decreased stock-based compensation expense.

General and Administrative Expenses

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	Decrease	June 30, 2016	June 30, 2015	Decrease
General and administrative	$20,291	$22,269	(9)%	$40,401	$43,436	(7)%
% of total revenues	7%	7%		7%	7%

General and administrative expenses consist primarily of compensation costs, including stock-based compensation expense, an allocation of overhead expenses, including facilities and IT costs, outside services expense, litigation costs, and professional service fees. General and administrative expenses are not allocated to our segments. General and administrative expenses included charges for stock-based compensation expense of $5.6 million and $3.7 million for the three months ended June 30, 2016 and 2015, respectively, and $9.5 million and $5.5 million for the six months ended June 30, 2016 and 2015, respectively.

During the three and six months ended June 30, 2016, general and administrative expenses decreased compared to the same periods in 2015 primarily due to lower headcount-related costs, including compensation and related benefits, partially offset by higher stock-based compensation expenses. General and administrative headcount decreased by 3% from June 30, 2015 to June 30, 2016. The overall decrease in general and administrative expenses is in line with our plans to improve operating performance.

Significant future charges due to costs associated with litigation or uncollectable receivables could increase our general and administrative expenses and negatively affect our profitability in the quarter in which they are recorded. Additionally, predicting the timing of litigation and bad debt expense associated with uncollectible receivables is difficult. Future general and administrative expense increases or decreases in absolute dollars are difficult to predict due to the lack of visibility of certain costs, including legal costs associated with defending claims against us, as well as legal costs associated with asserting and enforcing our intellectual property portfolio and other factors. We expect our general and administrative expenses to continue to decrease in the near term, but they could fluctuate depending on the level and timing of stock-based compensation expense and expenditures associated with litigation.

Amortization of Purchased Intangibles

During the three months ended June 30, 2016 and 2015, we recorded amortization of purchased intangibles related to acquisitions of approximately $2.0 million and $2.4 million, respectively, in operating expenses and $0.1 million in cost of product revenues in both periods. During the six months ended June 30, 2016 and 2015, we recorded amortization of purchased intangibles related to acquisitions of approximately $4.2 million and $4.8 million in operating expenses and $0.2 million and $0.8 million, in cost of product revenues, respectively. The year-over-year decrease in amortization expenses was primarily due to certain intangible assets acquired in prior years being fully amortized. We expect amortization expenses will continue to decline in the near term provided no purchases of new intangible assets, as certain existing intangible assets will be fully amortized in 2016.

Restructuring Costs

We recorded net restructuring charges of $6.0 million and $0.3 million, respectively, during the three months ended June 30, 2016 and 2015, and $13.5 million and $0.4 million, respectively, during the six months ended June 30, 2016 and 2015.

Restructuring costs during the three and six months ended June 30, 2016 were primarily related to certain actions announced in December 2015, which included the reduction of approximately 11 percent of our global workforce that is expected to be substantially complete by the fourth quarter of 2016 and charges related to vacating certain leased facilities. These actions were designed to improve our profitability by strategically investing in more accretive areas of the business and further leveraging our outsource partners.

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

In the future, we may take additional restructuring actions to gain operating efficiencies or reduce our operating expenses, while simultaneously implementing additional cost containment measures and expense control programs. Such restructuring actions are subject to significant risks, including delays in implementing expense control programs or workforce reductions and the failure to meet operational targets due to the loss of employees or a decrease in employee morale, all of which would impair our ability to achieve anticipated cost reductions. If we do not achieve the anticipated cost reductions, our business could be harmed. In addition, the restructuring reserve is net of estimated sublease income we expect to generate. Our estimate of sublease income is based on current comparable rates for leases in the respective markets. If actual sublease income is lower than our estimates for any reason, if it takes us longer than we estimated to sublease these facilities, or if the associated cost of, or our recorded liability related to, subleasing or terminating our lease obligations for these facilities is greater than we estimated, we would incur additional charges to operations which would harm our business, results of operations and cash flows.

Transaction-related Costs

Transaction-related costs during the three and six months ended June 30, 2016 were $7.9 million and $12.1 million, respectively, primarily related to legal and consulting fees incurred in relation to the transaction with Mitel which was subsequently terminated and the proposed Merger with an entity affiliated with Siris. There were no transaction-related costs during the three and six months ended June 30, 2015. We expense all acquisition-related and other transaction-related costs as incurred.

Interest and Other Income (Expense), Net

	Three Months Ended		Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Interest expense	$(1,668)	$(1,523)	$(3,305)	$(3,007)
Other income (expense), net	1,966	1,345	2,835	1,367
Interest and other income (expense), net	$298	$(178)	$(470)	$(1,640)

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

We expect interest expense to slightly increase in the near term. Interest expense will fluctuate due to changes in interest rates and outstanding debt balances or other long-term obligations for which we record imputed interest.

The increase in net other income during the three months ended June 30, 2016 compared to same period in 2015 was primarily due to higher interest income and, to a lesser extent, foreign exchange related gains.

The increase in net other income during the six months ended June 30, 2016 compared to same period in 2015 was primarily due to higher interest income and foreign exchanged related gains, partially offset by lower non-income based business tax.

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

Provision for Income Taxes

	Three Months Ended		Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Provision for income taxes	$8,879	$5,093	$12,016	$11,449
Effective tax rate	(794.2)%	20.6%	224.4%	21.9%

We are subject to income taxes in the U.S. and numerous foreign jurisdictions, and the effective tax rate reflects the applicable tax rates in effect in the various tax jurisdictions around the world where income is earned. During the three and six months ended June 30, 2016, we incurred losses in a jurisdiction where no tax benefit could be recorded. As a result, the forecasted losses from this jurisdiction were excluded from the determination of tax expense for the period. The tax impact of excluding the losses from the interim tax recorded was additional expense of $1.3 million and $3.1 million for the three and six months ended June 30, 2016, respectively. Additionally, the effective tax rate for the three and six months ended June 30, 2016 and 2015 differs from the U.S. federal statutory rate of 35% primarily due to impacts associated with proportional earnings from our operations in lower tax jurisdictions, recurring permanent adjustments, and discrete items recorded during the period presented. A significant portion of pretax (loss) income is generated and taxed outside the U.S. The impact on the tax provision due to lower statutory tax rates in foreign jurisdictions was additional expense of $0.3 million and a benefit of approximately $1.3 million for the three and six months ended June 30, 2016, respectively, and a benefit of $4.8 million and $10.1 million, respectively, for the three and six months ended June 30, 2015.

The effective income tax rate can be impacted each period by discrete factors or events. For the three and six months ended June 30, 2016 and 2015, discrete benefits of $0.3 million and $0.7 million and $0.2 million and $0.7 million, respectively, were recorded for tax benefits realized on disqualifying dispositions of stock from our employee stock purchase plan. Additional discrete items recorded in the three months ended June 30, 2016 were $3.1 million in tax accrued related to accelerated non-deductible stock-based compensation expense related to the termination of the employee stock purchase plan and $1.6 million in aggregate to correct for out-of-period adjustment related to the transfer pricing charges for a foreign subsidiary for the years ended December 31, 2015 and 2014. The Company concluded that such amount is not material to any of its previously issued financial statements and therefore recorded the correction in the second quarter of 2016.

As of June 30, 2016, the amount of gross unrecognized tax benefits was $21.0 million, all of which would affect our effective tax rate if realized. We recognize interest income and interest expense and penalties on tax overpayments and underpayments within income tax expense. As of June 30, 2016 and December 31, 2015, we had approximately $1.7 million and $1.4 million, respectively, of accrued interest and penalties related to uncertain tax positions. We anticipate that, except for $1.3 million in uncertain tax positions that may be reduced related to the lapse of various statutes of limitation, there will be no material changes in uncertain tax positions in the next 12 months.

We are a U.S. based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions, and we have entered into agreements with the local governments in certain foreign jurisdictions where we have significant operations to provide us with favorable tax rates in those jurisdictions if certain criteria are met. The tax benefit realized from favorable tax rates for the quarters ended June 30, 2016 and 2015 were not material in the aggregate and did not have a material impact on earnings per share.

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

On July 27, 2015, the United States Tax Court (the “Court”) issued a taxpayer-favorable opinion with respect to Altera Corporation (“Altera”)’s litigation with the Internal Revenue Service (“IRS”). The litigation relates to the treatment of share-based compensation expense in an inter-company cost-sharing arrangement with the taxpayer’s foreign subsidiary for fiscal years 2004 through 2007. In its opinion, the Court accepted Altera’s position of excluding share-based compensation in its cost sharing arrangement and concluded that the related IRS Regulations were invalid. On December 1, 2015, the Court issued its final decision with respect to Altera’s litigation with the IRS. Subsequent to the decision, the IRS filed its appeal with the United States Court of Appeals for the Ninth Circuit on June 27, 2016, and as such, no adjustment to the consolidated financial statement is recorded at this time. We are monitoring this case for any material impact to our consolidated financial statement and potential favorable implications to the Company’s cost-sharing arrangement.

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

We are also subject to the periodic examination of our income tax returns by the IRS and other tax authorities, and in some cases, we have received additional tax assessments. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We may underestimate the outcome of such examinations which, if significant, would have a material adverse effect on our results of operations and financial condition. The timing of the resolution of income tax examinations is highly uncertain and the amounts ultimately paid, if any, upon resolution of the issues raised by the taxing authorities may differ materially from the amounts accrued for each year. While it is reasonably possible that some issues in current on-going tax examinations could be resolved within the next 12 months, based on the current facts and circumstances, we cannot estimate the timing of such resolution or the range of potential changes as it relates to the unrecognized tax benefits that are recorded in our consolidated financial statements. We do not expect any material settlements in the next 12 months, but the outcomes of these examinations are inherently uncertain. For further discussion of our income tax provision, see Note 17 of the Notes to Condensed Consolidated Financial Statements.

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

The following is a summary of the financial information for each of our segments as of the dates and for the periods indicated (in thousands):

	Americas	EMEA	APAC	Total
For the three months ended June 30, 2016:
Revenues	$142,019	$72,660	$73,100	$287,779
% of total revenues	49%	25%	26%	100%
Contribution margin	$52,721	$27,820	$31,341	$111,882
% of segment revenues	37%	38%	43%	39%

For the three months ended June 30, 2015:
Revenues	$158,333	$80,865	$77,377	$316,575
% of total revenues	50%	26%	24%	100%
Contribution margin	$60,765	$31,987	$35,975	$128,727
% of segment revenues	38%	40%	46%	41%

For the six months ended June 30, 2016:
Revenues	$297,513	$146,189	$134,152	$577,854
% of total revenues	52%	25%	23%	100%
Contribution margin	$115,588	$54,772	$58,498	$228,858
% of segment revenues	39%	37%	44%	40%

For the six months ended June 30, 2015:
Revenues	$315,687	$174,714	$156,874	$647,275
% of total revenues	49%	27%	24%	100%
Contribution margin	$121,616	$74,764	$72,088	$268,468
% of segment revenues	39%	43%	46%	41%

As of June 30, 2016: Gross trade receivables	$101,167	$61,201	$49,380	$211,748
% of total gross trade receivables	48%	29%	23%	100%
As of December 31, 2015: Gross trade receivables	$97,742	$78,726	$66,443	$242,911
% of total gross trade receivables	40%	33%	27%	100%

Americas

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	Decrease	June 30, 2016	June 30, 2015	Decrease
Revenues	$142,019	$158,333	(10)%	$297,513	$315,687	(6)%
Contribution margin	$52,721	$60,765	(13)%	$115,588	$121,616	(5)%
Contribution margin (as a % of Americas revenues)	37%	38%		39%	39%

The decrease in our Americas revenues in the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily due to decreased revenues in the United States and CALA, partially offset by increased revenues in Canada. The decrease in Americas revenues in the three and six months ended June 30, 2016 was driven by decreased sales of UC group systems products and the related services, primarily due to decreased sales of UC group video, and decreased sales of UC platform products and the related services. UC personal devices products and the related services also decreased in the three and six months ended June 30, 2016 primarily due to decreased desktop voice sales. On a year-over-year basis, both product and service revenues decreased in our America segment in the three and six months ended June 30, 2016.

In the three months ended June 30, 2016, three channel partners in our Americas segment accounted for 39%, 15%, and 14%, respectively, of our Americas revenues. In the three months ended June 30, 2015, two channel partners in our Americas segment accounted for 44% and 12%, respectively, of our Americas revenues. In the six months ended June 30, 2016 and 2015, three channel partners in our Americas segment accounted for 38%, 15%, 14% and 39%, 13%, 10%, respectively, of our Americas revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of Americas revenues for the three months ended June 30, 2016 compared to the same period in 2015 was primarily due to lower product gross margin driven by a product mix shift toward lower margin UC personal device products, partially offset by an increase in service gross margin. The contribution margin as a percentage of Americas revenues for the six months ended June 30, 2016 compared to the same period in 2015 remained relatively flat.

EMEA

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	Decrease	June 30, 2016	June 30, 2015	Decrease
Revenues	$72,660	$80,865	(10)%	$146,189	$174,714	(16)%
Contribution margin	$27,820	$31,987	(13)%	$54,772	$74,764	(27)%
Contribution margin (as a % of EMEA revenues)	38%	40%		37%	43%

The decrease in our EMEA revenues in the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily due to decreased revenues in the Middle East, Germany, and France. Revenues in Russia and the United Kingdom also decreased for the six months ended June 30, 2016. Revenues in Benelux increased for the three months ended June 30, 2016. Year-over-year results for EMEA were also impacted by unfavorable foreign currency exchange rates. The decrease in EMEA revenues in the three and six months ended June 30, 2016 was primarily driven by decreased sales of UC group systems products and the related services as a result of decreased sales of UC group video and immersive telepresence products and, to a lesser extent, decreased sales of UC platform products and the related services, partially offset by increased revenues from UC personal devices products and the related services primarily due to increased desktop voice sales. On a year-over-year basis, product and service revenues decreased in our EMEA segment in the three and six months ended June 30, 2016.

In the three months ended June 30, 2016 and 2015, one channel partner in our EMEA segment accounted for 14% and 18%, respectively, of our EMEA revenues. In the six months ended June 30, 2016, two channel partners in our EMEA segment accounted for 13% and 10%, respectively, of our EMEA revenues. In the six months ended June 30, 2015, one channel partner in our EMEA segment accounted for 17% of our EMEA revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of EMEA revenues for the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to lower gross margins driven by a product mix shift toward lower margin UC personal devices products and the unfavorable impact of foreign currency exchange rates.

APAC

	Three Months Ended			Six Months Ended
$ in thousands	June 30, 2016	June 30, 2015	Decrease	June 30, 2016	June 30, 2015	Decrease
Revenues	$73,100	$77,377	(6)%	$134,152	$156,874	(14)%
Contribution margin	$31,341	$35,975	(13)%	$58,498	$72,088	(19)%
Contribution margin (as a % of APAC revenues)	43%	46%		44%	46%

The decrease in our APAC revenues in the three and six months ended June 30, 2016 compared to the same periods in 2015 was primarily due to decreased revenues in China, partially offset by increased revenues in India and Australia. The overall decrease in APAC revenues was driven by decreased revenues from UC group systems products and the related services, primarily due to decreased sales of UC group video and, to a lesser extent, decreased sales of UC platform products and the related services, partially offset by increased revenues from UC personal devices products and the related services primarily due to increased desktop voice sales. On a year-over-year basis, product and services revenues decreased in our APAC segment in the three and six months ended June 30, 2016.

In the three months ended June 30, 2016 and 2015, three channel partners in our APAC segment accounted for 14%, 11%, 10%, and 18%, 15%, 11%, respectively, of our APAC revenues. In the six months ended June 30, 2016 and 2015, three channel partners in our APAC segment accounted for 11%, 10%, 10%, and 16%, 15%, 10%, respectively, of our APAC revenues. We believe it is unlikely that the loss of any of our channel partners would have a long-term material adverse effect on our consolidated revenues, as we believe end-users would likely purchase our products from a different channel partner. However, a loss of any one of these channel partners could have a short-term material adverse impact.

The decrease in contribution margin as a percentage of APAC revenues for the three and six months ended June 30, 2016 as compared to the same periods in 2015 was primarily due to lower gross margins resulting from a product mix shift and the impact of large deals in China, which typically have lower gross margins.

Liquidity and Capital Resources

Cash, Cash Equivalents and Investments

Our principal sources of liquidity include cash and cash equivalents, investments, and cash provided by operating activities.  Substantially all of our investments are comprised of U.S. government securities and agency securities, corporate debt securities, and non-U.S. government securities, which include state, municipal and foreign government securities. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further information on our investments.

The following table presents our cash and cash equivalents, short-term investments, and long-term investments held by the United States and by foreign subsidiaries outside of the United States (in thousands):

	As of June 30, 2016
	United States	Foreign	Total
Cash and cash equivalents	$213,622	$362,894	$576,516
Short-term investments	72,830	53,408	126,238
Long-term investments	10,627	8,161	18,788
Total cash, cash equivalents and investments	$297,079	$424,463	$721,542

Our cash and cash equivalents and investments as of June 30, 2016 held by the United States totaled $297.1 million and the remaining $424.5 million was held by various foreign subsidiaries outside of the United States. If we need to access our cash and cash equivalents and investments held outside of the United States in order to fund acquisitions, share repurchases, or our working capital needs, we may be subject to additional U.S. income taxes (subject to an adjustment for foreign tax credits) and foreign withholding taxes. Our current intent is to permanently reinvest all earnings of our foreign operations as we have appropriate operational needs for this cash in our international business. Further, our current operating plans do not demonstrate a need to repatriate foreign earnings to fund our U.S. operations.

Cash Flows

The following table summarizes the condensed consolidated cash flow information (in thousands):

	Six Months Ended
	June 30, 2016	June 30, 2015	Increase (Decrease)
Net cash provided by operating activities	$72,266	$63,148	$9,118
Net cash provided by (used in) investing activities	70,460	(29,829)	100,289
Net cash used in financing activities	(682)	(63,878)	63,196
Effect of exchange rate changes on cash and cash equivalents	(621)	—	(621)
Net increase (decrease) in cash and cash equivalents	$141,423	$(30,559)	$171,982

Operating Activities

The increase in net cash provided by operating activities was primarily due to higher cash inflows as a result of a decrease in trade receivables driven by the timing of receipt as well as increases in accounts payable and accrued liabilities driven by the timing of payments. These increases were partially offset by the year-over-year decrease in net income as adjusted for non-cash items and higher cash outflows related to inventories in the six months ended June 30, 2016 compared to the same period in 2015.

Our days-sales-outstanding (“DSO”) metric was 49 days and 46 days at June 30, 2016 and 2015, respectively. DSO could vary as a result of a number of factors such as fluctuations in revenue linearity, an increase in international receivables, and increases in receivables from service providers and government entities, which have customarily longer payment terms. DSO could also be negatively impacted in the current economic environment if our partners experience difficulty in financing purchases, which results in delays in payment to us.

Inventory turns were 5.1 turns at June 30, 2016 as compared to 5.2 turns at June 30, 2015. We believe inventory turns will fluctuate depending on our ability to reduce lead times, as well as due to changes in anticipated product demand and product mix and the mix of ocean freight versus air freight. Our inventory turns may also decrease in the future as a result of the flexibility required to respond to customer demands.

Investing Activities

The net cash provided by investing activities during the six months ended June 30, 2016 as compared to the net cash used in investing activities during the same period in 2015 was primarily due to higher proceeds from maturities of investments, net of sales and purchases.

Net cash provided by investing activities includes purchase of property and equipment of $13.5 million for the six months ended June 30, 2106 as compared to $23.9 million in the same period in 2015.

Financing Activities

The decrease in net cash used in financing activities during the six months ended June 30, 2016 as compared to the same period in 2015 was primarily due to no share repurchases under the current share repurchase program as compared to $65.0 million of share repurchases in the same period in 2015.

Debt

In September 2013, we entered into a Credit Agreement (the “Credit Agreement”) which provides for a $250.0 million term loan (the “Term Loan”) that matures on September 13, 2018 (the “Maturity Date”). The Term Loan bears interest at our option under either a base rate formula or a LIBOR-based formula, each as set forth in the Credit Agreement. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. The Credit Agreement contains certain customary affirmative and negative covenants, and we are also required to maintain compliance with a consolidated fixed charge coverage ratio and a consolidated secured leverage ratio. As of June 30, 2016, the outstanding Term Loan was $231.7 million, net of unamortized debt issuance cost of $1.2 million, and we were in compliance with all debt covenants. See Note 9 of the Notes to Condensed Consolidated Financial Statements for further details.

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

Share Repurchases

From time to time, the Board of Directors has approved plans for us to purchase shares of our common stock in the open market or through privately negotiated transactions. In July 2014, our Board of Directors approved a new share repurchase plan (“the 2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. During the six months ended June 30, 2016, we did not purchase any shares of common stock in the open market under the 2014 repurchase plan. During the six months ended June 30, 2015, we purchased 4.8 million shares of common stock in the open market for $65.0 million under the 2014 repurchase plan. As of June 30, 2016, $60.1 million remained authorized under the 2014 repurchase plan. See Note 13 of the Notes to Condensed Consolidated Financial Statements for further details.

Contractual Obligations and Other Commitments

At June 30, 2016, we had open purchase orders related to our contract manufacturers and other contractual obligations of approximately $186.0 million primarily related to inventory purchases. We also currently have commitments that consist of obligations under our operating leases. In the event that we decide to cease using a facility and seek to sublease such facility or terminate a lease obligation through a lease buyout or other means, we may incur a material cash outflow at the time of such transaction, which will negatively impact our operating results and overall cash flows. In addition, if facilities rental rates decrease or if it takes longer than expected to sublease these facilities, we could incur a significant further charge to operations and our operating and overall cash flows could be negatively impacted in the period that these changes or events occur.

These purchase commitments and lease obligations are reflected in our condensed consolidated financial statements once goods or services have been received or at such time that we are obligated to make payments related to these goods, services or leases. In addition, our banks have issued letters of credit totaling approximately $1.5 million, which are used to secure the leases on some of our offices as well as other legal, tax, and insurance obligations. The table set forth below shows, as of June 30, 2016, the future minimum lease payments due under our current lease obligations. The table below excludes approximately $5.9 million related to the current portion of minimum lease payments associated with leased space that was restructured. The non-current portion of future minimum lease payments associated with leased space that was restructured is included in other long-term liabilities in the table below. In addition to these minimum lease payments, we are contractually obligated under the majority of our operating leases to pay certain operating expenses during the term of the lease, such as maintenance, taxes and insurance.

Our contractual obligations as of June 30, 2016 are as follows (in thousands):

	Minimum Lease Payments	Projected Annual Operating Lease Costs	Other Long- Term Liabilities	Purchase Commitments	Debt	Interest Payments (1)	Total
Remainder of 2016	$17,504	$2,914	$—	$175,935	$3,126	$2,968	$202,447
2017	31,008	4,544	2,605	6,445	6,250	5,966	56,818
2018	23,202	2,909	2,722	1,598	223,437	4,272	258,140
2019	12,958	1,990	3,461	2,040	—	—	20,449
2020	10,668	1,659	1,994	—	—	—	14,321
Thereafter	11,472	1,505	13,292	—	—	—	26,269
Total payments	$106,812	$15,521	$24,074	$186,018	$232,813	$13,206	$578,444

(1)

The estimated future interest payments are calculated based on the assumptions that (a) there are no other principal repayments beyond the required quarterly principal amortization and (b) the borrowings are made under LIBOR tranches and bear interest at forecasted LIBOR rates at June 30, 2016 plus a spread of 1.75%.

Additionally, as discussed in Note 17 of the Notes to Condensed Consolidated Financial Statements, at June 30, 2016, we had unrecognized tax benefits, including related interest, totaling $22.7 million, $1.5 million of which may be released in the next 12 months due to the lapse of certain statutes of limitation in the applicable tax jurisdictions. In addition, payments we make for income taxes may increase during 2016 as our available net operating losses and research and development tax credits are depleted.

We believe that our available cash and cash equivalents and investments and continuing cash flows from operations will be sufficient to meet our operating expenses and capital requirements for at least the next 12 months based on our current business plans. However, we may require or desire additional funds to support our operating expenses and capital requirements or for other purposes, such as acquisitions, and may seek to raise such additional funds through public or private equity financing, debt financing or from other sources. We cannot assure that additional financing will be available, at all or that, if available; such financing will be obtainable on terms favorable to us and would not be dilutive.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S‑K.

Critical Accounting Policies and Estimates

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements and under “Critical Accounting Policies and Estimates” in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K as amended for the year ended December 31, 2015. There have been no changes to our critical accounting estimates during the six months ended June 30, 2016.

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

A sensitivity analysis was performed on our investment portfolio as of June 30, 2016. The modeling technique used measures the change in fair values arising from hypothetical parallel shifts in the yield curve of various magnitudes.

The following table presents the hypothetical fair values of our securities, excluding cash and cash equivalents, held at June 30, 2016 that are sensitive to changes in interest rates (in thousands):

-150 BPS	-100 BPS	-50 BPS	Fair Value 6/30/2016	+50 BPS	+100 BPS	+150 BPS
$145,515	$145,498	$145,368	$145,026	$144,667	$144,308	$143,949

In September 2013, we entered into a Credit Agreement which provides for a $250.0 million Term Loan which matures in September 2018 and bears interest at our option of either a base rate plus a spread of 0.50% to 1.00% or a reserve adjusted LIBOR rate as defined in the Credit Agreement plus a spread of 1.50% to 2.00%. Interest is due and payable in arrears quarterly for loans bearing interest at the base rate and at the end of an interest period (or at each three month interval in the case of loans with interest periods greater than three months) in the case of loans bearing interest at the reserve adjusted LIBOR rate. The Term Loan is payable in quarterly installments of principal equal to approximately $1.6 million that began on December 31, 2013, with the remaining outstanding principal amount of the Term Loan being due and payable on the Maturity Date. By entering into the Credit Agreement, we have assumed risks associated with variable interest rates based upon a variable base rate or LIBOR. As of June 30, 2016, the weighted average interest rate on the Term Loan was 2.46%. The effect of an immediate 10% change in interest rates would not have a significant impact on our results of operations.

Foreign Currency Exchange Rate Risk

While the majority of our sales are denominated in U.S. dollars, we also sell our products and services in certain European regions in Euros and in British Pounds, which has increased our foreign currency exchange rate fluctuation risk.

While we do not hedge for speculative purposes, as a result of our exposure to foreign currency exchange rate fluctuations, we enter into forward exchange contracts to hedge our foreign currency exposure to the Brazilian Real, Chinese Yuan, Euro, British Pound, Israeli Shekel, Japanese Yen and Mexican Peso relative to the United States Dollar. We mitigate bank counterparty risk related to our foreign currency hedging program through our policy that requires us to only enter into hedge contracts with banks that are among the world’s largest 100 banks, as ranked by total assets in U.S. dollars.

The following table summarizes our notional position by currency and average rate of the outstanding non-designated hedges at June 30, 2016 (in thousands):

	Original Maturities of 360 days or Less			Original Maturities of Greater than 360 days
Amounts in thousands	Position	Foreign Currency	Average Rate	Position	Foreign Currency	Average Rate
Brazilian Real	Sell	10,841	3.76	—	—	—
Chinese Yuan	Sell	42,005	6.57	Buy	45,457	6.40
Euro	Sell	11,538	1.12	Sell	40,765	1.12
British Pound	Sell	7,385	1.45	Sell	966	1.39
Mexican Peso	Sell	23,063	18.52	—	—	—

The following table summarizes our notional position by currency and average rate of the outstanding cash flow hedges at June 30, 2016 (in thousands):

	Original Maturities of 360 Days or Less			Original Maturities of Greater than 360 Days
Amounts in thousands	Position	Foreign Currency	Average Rate	Position	Foreign Currency	Average Rate
Chinese Yuan	—	—	—	Buy	85,643	6.66
Euro	—	—	—	Sell	38,435	1.12
British Pound	—	—	—	Sell	966	1.30

Based on our overall currency rate exposure as of June 30, 2016, a near-term 10% appreciation or depreciation in the United States Dollar, relative to our foreign local currencies, would have an immaterial impact on our results of operations. We may also decide to expand the type of products we sell in foreign currencies or may, for specific customer situations, choose to sell in foreign currencies in our other regions, thereby further increasing our foreign exchange risk. See Note 12 of Notes to Condensed Consolidated Financial Statements for further information on our foreign exchange derivatives.

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

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Litigation and SEC Investigation

Following the announcement of the execution of the merger agreement with Mitel Networks Corporation, a purported stockholder class action, styled Solak v. Leav, et al., No. 5:16-cv-03128-HRL, was filed on June 8, 2016 in the United States District Court for the Northern District of California, which is referred to as the Solak complaint. The Solak complaint named as defendants current and former members of the Polycom Board, Mitel, and the merger sub, which are collectively referred to as the defendants. The Solak complaint alleged that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder by failing to disclose all material information in connection with the proxy statement/prospectus related to the Mitel transaction. The Solak complaint also alleged that the current and former members of the Polycom Board violated Section 20(a) of the Exchange Act by acting as control persons of Polycom in connection with the purported omissions from the proxy statement/prospectus described above. Finally, the Solak complaint alleged that the current and former members of the Polycom Board breached their fiduciary duties to Polycom’s stockholders in connection with the merger and that Mitel and its merger sub aided and abetted the purported breaches of fiduciary duty. In support of these claims, the Solak complaint alleged, among other things, that the Polycom Board failed to disclose all material information regarding the merger, that the merger consideration undervalued Polycom, that the sales process that resulted in entry into the merger agreement was flawed, and that the merger agreement contained unreasonable deal protection devices that purportedly preclude competing offers and unduly favor Mitel. The action sought injunctive relief, including enjoining or rescinding the merger, and an award of other unspecified attorneys’ and other fees and costs, in addition to other relief.  As a result of the transaction with Mitel being terminated and our entry into the merger agreement with an entity affiliated with Siris, the suit was dismissed.

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

SEC Investigation. As previously disclosed, we have cooperated with the Enforcement Staff of the SEC in connection with its investigation focused on Mr. Miller's expenses and his resignation. On March 31, 2015, we entered into a settlement with the SEC. Under the terms of the settlement in which we did not admit or deny the SEC’s findings, we paid $750,000 in a civil penalty, and agreed not to commit or cause any violations of certain provisions of the Securities Exchange Act of 1934 and related rules. On January 26, 2016, Mr. Miller reached a settlement with the SEC. Under the terms of the settlement, Mr. Miller agreed to pay $450,000, of which, $200,000 was paid to Polycom

Class Action Lawsuit. On July 26, 2013, a purported shareholder class action, initially captioned Neal v. Polycom Inc., et al., Case No. 3:13-cv-03476-SC, and presently captioned Nathanson v. Polycom, Inc., et al., Case No. 3:13-cv-03476-SC, was filed in the United States District Court for the Northern District of California against us and certain of our current and former officers and directors. On December 13, 2013, the Court appointed a lead plaintiff and approved lead and liaison counsel. On February 24, 2014, the lead plaintiff filed a first amended complaint. The amended complaint alleged that, between January 20, 2011 and July 23, 2013, we issued materially false and misleading statements or failed to disclose information regarding our business, operational and compliance policies, including with respect to our former Chief Executive Officer’s expense submissions and our internal controls. The lawsuit further alleged that our financial statements were materially false and misleading. The amended complaint alleged violations of the federal securities laws and sought unspecified compensatory damages and other relief. On April 3, 2015, the Court dismissed all claims against us and granted plaintiffs leave to amend. The lead plaintiff filed a second complaint on May 4, 2015. We and the individual defendants moved to dismiss the second amended complaint on June 26, 2015. On January 8, 2016, the parties executed a settlement agreement. The proposed settlement is subject to, and contingent upon, the Court’s review and approval. The lead plaintiff moved for preliminary approval of the settlement. The Court has issued an order preliminarily approving the settlement and has scheduled a hearing for August 2016 to consider final approval of the settlement.  If the settlement is approved, the settlement payment will be made by our insurance carrier.

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

Consummation of the Merger is subject to the satisfaction of various conditions, including, without limitation, (i) the absence of certain legal impediments, (ii) the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) antitrust regulatory approval in Germany and Russia, and (iv) approval by our stockholders of the Merger. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger gives rise to inherent risks that include:

•

the inability to complete the Merger due to our failure to obtain stockholder approval or failure to satisfy the other conditions to the completion of the Merger, including receipt of the required regulatory approvals;

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

•	the ability of Newco to obtain the necessary funds to complete the Merger;
•	to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;
•	the possibility of disruption to our business, including increased costs and diversion of management time and resources;
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
•

the amount of the costs, fees, expenses and charges related to the merger agreement or the Merger, including the requirement to pay a termination fee of $60 million if we terminate the merger agreement under certain circumstances;

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

Our competitive landscape continues to rapidly evolve as we move into new markets for collaboration such as mobile, browser-based, and cloud-delivered collaboration offerings. Competitors in these markets also continue to develop and introduce new technologies, sometimes proprietary, that represent threats through closed architectures. We also compete with other offerings such as Cisco’s Jabber and WebEx and Citrix Systems’ GoToMeeting with HD Faces. Many of these companies have substantial financial resources, entrenched and committed channel partners, and production, marketing, engineering and other capabilities to develop, manufacture, market and sell their products, which may result in our having to lower our product prices and increase our spending on sales and marketing, which would correspondingly have a negative impact on our revenues and operating margins.

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

We may not be able to compete successfully against our current or future competitors. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that provide improved performance. New product introductions by our current or future competitors, or our delay in bringing new products to market, could cause a significant decline in sales or loss of market acceptance of our products. We believe that ongoing competitive pressure may result in a reduction in the prices of our products and our competitors’ products. In addition, the introduction of additional lower priced competitive products or of new products or product platforms could render our existing products or technologies obsolete. For example, new software and web technologies like WebRTC will create additional competition.  We also believe we will face increasing competition from alternative UC&C solutions that employ new technologies or new combinations of technologies. Further, the commoditization of certain videoconferencing products is leading to the availability of alternative, lower cost UC&C products than ours that are targeted to consumers and small businesses, such as Skype, Google Talk/Hangouts, Apple FaceTime and others, which could drive down our sales prices and negatively impact our revenues.

Increased consolidation and the formation of strategic partnerships in our industry may lead to increased competition, which could adversely affect our business and future results of operations.

Strategic partnerships and acquisitions are being formed and announced by our competitors on a regular basis, which increases competition and often results in increased downward pressure on our product prices. For instance, since Cisco acquired Tandberg ASA, previously our largest independent competitor, we have had to compete with a larger combined company with significantly greater financial and sales and marketing resources, an extensive channel network and an expanded video communications solutions product line. In addition, Cisco recently acquired Acano Limited, a producer of collaboration infrastructure and conferencing software and one of our global competitors. Cisco often sells its video communications solutions product line in conjunction with its proprietary network equipment and technology as a complete solution, making it more difficult for us to compete against them or to ascertain pricing on competitive products. In addition, Cisco may use its dominance in network equipment to foreclose competition in the UC&C solutions market. Cisco may continue to also preclude our competitive products from being fully interoperable with Cisco endpoints, video infrastructure and/or network products. These consolidations and partnerships have resulted in increased competition and pricing pressure, as the newly-combined entities have greater financial resources, deeper mass market sales channels and greater pricing flexibility than we do. Acquisitions or partnerships made by one of our strategic partners could also limit the potential contribution of our strategic relationships to our business and restrict our ability to form strategic relationships with these companies in the future and, as a result, harm our business. Rumored or actual consolidation of our partners and competitors will likely cause uncertainty and disruption to our business and can cause our stock price to fluctuate.

Global economic conditions have adversely affected our business in the past and could adversely affect our revenues and harm our business in the future.

Adverse economic conditions worldwide have contributed to slowdowns in the communications and networking industries and have caused a negative impact on the specific segments and markets in which we operate. Adverse changes in general global economic conditions can result in reductions in capital expenditures by end user customers for our products, longer sales cycles, the deferral or delay of purchase commitments for our products and increased competition. These factors have adversely impacted our operating results in prior periods and could also impact us again in the future. Global economic concerns, such as the varying pace of global economic recovery, European and domestic debt and budget issues and the impact of the referendum passed by British voters to exit the European Union (“Brexit”), continue to create uncertainty and unpredictability that have contributed to longer selling cycles and cause us to continue to be cautious about our future outlook, including our near-term revenue and profitability outlook. For example, we have seen weakening demand and longer sales cycles in the public sector, which includes federal, state and local governments, as well as healthcare and education, which we believe were due in large part to budget constraints, as well as political issues. A global economic downturn would negatively impact technology spending for our products and services and would materially adversely affect our business, operating results and financial condition. Further, we have seen slower growth compared to prior years in Brazil, China, Russia, and other growth markets, which we believe is due in part to macro-economic factors. Global economic conditions have resulted in a tightening in the credit markets, low liquidity levels in many financial markets, decrease in customer demand and ability to pay obligations, and extreme volatility in credit, equity, foreign currency and fixed income markets.

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

Our success depends on our ability to assimilate new technologies in our products and to properly train our channel partners, sales force and end-user customers in the use and inherent value of those products.

The markets for our products are characterized by rapidly changing technology, such as the demand for HD video technology and lower cost video infrastructure products, the shift from on premises-based equipment to a mix of solutions that includes hardware and software and the option for customers to have video delivered as a service from the cloud or through a browser, evolving industry standards and frequent new product introductions, including an increased emphasis on software products and new, lower cost hardware products. Historically, our focus has been on premises-based solutions for the enterprise and public sector, targeted at vertical markets, including finance, manufacturing, government, education and healthcare. In addition, in response to emerging market trends, and the network effect driven by business-to-business and business-to-consumer adoption of UC&C, we are expanding our focus to capture opportunities within emerging markets including mobile, small and medium businesses (“SMBs”), and cloud-based delivery. If we are unable to successfully capture these markets to the extent anticipated, or to develop the new technologies and partnerships required to successfully compete in these markets, then our revenues may not grow as anticipated and our business may ultimately be harmed. Given the competitive nature of the mobile industry, changing end user behaviors and other industry dynamics, these relationships may not evolve into fully-developed product offerings or translate into any future revenues.

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

We have experienced delays in the introduction of certain new products and enhancements in the past. The delays in product release dates that we experienced in the past have been due to factors such as unforeseen technology issues, manufacturing ramping issues and other factors, which we believe negatively impacted our revenue in the relevant periods. Any of these or other factors may occur again and delay our future product releases. Our product development groups are dispersed throughout the United States and other international locations such as China and India. As such, disruption due to geopolitical conflicts could create an increased risk of delays in new product introductions.

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

We are focusing on our strategic partnerships and alliances with Microsoft and BroadSoft. Defining, managing and developing these partnerships is expensive and time-consuming and may not come to fruition or yield the desired results, impacting our ability to effectively compete in the market and to take advantage of anticipated future market growth. For example, our recently announced new series of video collaboration solutions built for Skype for Business with Microsoft may not produce the desired results in the desired timeframe. Our mobile solutions are also dependent on our ability to successfully partner with mobile device manufacturers.

In addition, as we enter into agreements with strategic partners to enable us to continue to expand our relationships with these partners, we may undertake additional obligations, such as development efforts, which could trigger unintended penalty or other provisions in the event that we fail to fully perform our contractual commitments or could result in additional costs beyond those that are planned in order to meet these contractual obligations.

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

Many of our channel partners that carry multiple Polycom products, and from whom we derive significant revenues, are thinly capitalized. Although we perform ongoing evaluations of the creditworthiness of our channel partners, the failure of these businesses to establish and sustain profitability, obtain financing or adequately fund capital expenditures could have a significant negative effect on our future revenue levels and profitability and our ability to collect our receivables. As we grow our revenues and our customer base, our exposure to credit risk increases. In addition, global economic uncertainty, and reductions in technology spending in the United States and other countries have restricted the availability of capital, which may delay collections from our channel partners beyond our historical experience or may cause companies to file for bankruptcy, jeopardizing the collectability of our receivables from such channel partners and negatively impacting our future results.

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

International sales and expenses represent a significant portion of our revenues and operating expenses, and we anticipate that international sales and operating expenses will continue to increase. In 2015, international revenues represented 58% of our total revenues. International sales and expenses are subject to certain inherent risks, which would be amplified if our international business grows as anticipated, including the following:

•

adverse economic conditions in international markets, such as the restricted credit environment and sovereign credit concerns in EMEA, the reduced government spending and elongated sales cycles we have seen in China, the impact of volatile oil prices on the economies of Russia and in the Middle East, and concerns over Brexit;

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

Some key components used in our products are currently available from only one source and others are available from only a limited number of sources, including some key integrated circuits and displays. Because of such limited sources for component parts, we may have little or no ability to procure these parts on favorable pricing terms. We also obtain certain components from suppliers in China, Japan, and certain Southeast Asia countries, and any political or economic instability in these regions in the future, natural disasters, disruptions associated with infectious diseases, or future import restrictions, may cause delays or an inability to obtain these components. Further, we have suppliers in Israel and any military action or war with other Middle Eastern countries perceived as a threat by the United States government may cause delays or an inability to obtain supplies for our Polycom® RealPresence® Platform products.
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

Additionally, our Polycom® RealPresence® Group Series and Polycom® HDX® video solutions and network system products are designed based on digital signal processors and integrated circuits produced by Texas Instruments Incorporated, cameras produced by JKC and processors built by Broadcom Corporation. If we could no longer obtain digital signal processors, integrated circuits or cameras from these suppliers, we would incur substantial expense and take substantial time in redesigning our products to be compatible with components from other manufacturers, and we might not be successful in obtaining these components from alternative sources in a timely or cost-effective manner. The failure to obtain adequate supplies of vital components could prevent or delay product shipments, which would harm our business. We also rely on the introduction schedules of some key components in the development or launch of new products. Any delays in the availability of these key components could harm our business.

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

We produce most of our subassemblies and finished goods for voice, video and network system products in Thailand, Laos and China, and we rely on third parties to transport these subassemblies and finished goods to our global distribution centers and final assembly sites. The incapacitation of any of our freight providers, or any transportation interruption due to airline strikes, dock workers strikes or management lockouts, could negatively affect revenues in the quarter of the disruption or longer, depending on the magnitude of the event.

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

As of June 30, 2016, our goodwill was approximately $558.7 million and other purchased intangible assets were approximately $9.6 million, which together represent a significant portion of the assets recorded on our consolidated balance sheet. Goodwill and indefinite lived intangible assets are reviewed for impairment at least annually or sooner under certain circumstances. Other intangible assets that are deemed to have finite useful lives will continue to be amortized over their useful lives but must be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Screening for and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred requires significant judgment. Therefore, we may be required to take a charge to operations as a result of future goodwill and intangible asset impairment tests. The decreases in revenue and stock price that have occurred as a result of global economic factors make such impairment more likely to result. If impairment is deemed to exist, we would write-down the recorded value of these intangible assets to their fair values and these write-downs could harm our business and results of operations. Further, we cannot assure you that future inventory, investment, license, fixed asset or other asset write-downs will not happen. If future write-downs do occur, they could harm our business and results of operations.

We have outstanding borrowings under our credit facility, and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of June 30, 2016, we had $231.7 million in term loan borrowings outstanding, net of unamortized debt issuance cost of $1.2 million, under our credit agreement (the “Credit Agreement”). Our indebtedness could have important consequences to our business; for example, it could:

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered securities during the six months ended June 30, 2016.

Issuer Purchases of Equity Securities

The following table provides a month-to-month summary of the stock purchase activity during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plan(2)
4/1/16 to 4/30/16	254	$—	—	$60,100,000
5/1/16 to 5/31/16	58,116	$—	—	$60,100,000
6/1/16 to 6/30/16	1,186	$—	—	$60,100,000
Total	59,556		—

(1)	These shares were repurchased in April through June 2016 to satisfy tax withholding obligations as a result of the vesting of performance shares and restricted stock units.
(2)

In July 2014, our Board of Directors approved a share repurchase plan (the “2014 repurchase plan”) under which we may at our discretion purchase shares in the open market with an aggregate value of up to $200.0 million. Any share repurchases will be funded through cash on hand and future cash flow from operations. As of June 30, 2016, $60.1 million remained authorized under the 2014 repurchase plan. The repurchased shares of common stock have been retired and reclassified as authorized unissued shares.

Item 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

Item 4. MINE SAFETY DISCLOSURES

Not Applicable.

Item 5. OTHER INFORMATION

Not Applicable.

Item 6. EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of July 8, 2016, by and among Polycom, Inc., Triangle Private Holdings I, LLC, and Triangle Private Merger Sub Inc. (which is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2016).

2.2

Agreement and Plan of Merger, dated as of April 15, 2016, by and among Polycom, Inc., Mitel Networks Corporation, and Meteor Two, Inc. (which is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 18, 2016).

3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective April 18, 2016 (which is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2016).

10.1

Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 10, 2016, by and among Polycom, Inc., Mitel Networks Corporation and Meteor Two, LLC (which is incorporated by reference to Exhibit 2.1 to Mitel’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the Commission on June 10, 2016).

10.2

Notice of Termination and Waiver, between Polycom and Mitel Networks Corporation (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2016).

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Chief Financial Officer, Chief Accounting Officer and Executive Vice President pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 4, 2016

POLYCOM, INC.
/s/ PETER A. LEAV
Peter A. Leav
President and Chief Executive Officer (Principal Executive Officer)
/s/ LAURA J. DURR
Laura J. Durr
Chief Financial Officer, Chief Accounting Officer, and Executive Vice President
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated as of July 8, 2016, by and among Polycom, Inc., Triangle Private Holdings I, LLC, and Triangle Private Merger Sub Inc. (which is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2016).

2.2

Agreement and Plan of Merger, dated as of April 15, 2016, by and among Polycom, Inc., Mitel Networks Corporation, and Meteor Two, Inc. (which is incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 18, 2016).

3.1

Amended and Restated Bylaws of Polycom, Inc., as amended effective April 18, 2016 (which is incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on April 20, 2016).

10.1

Amendment No. 1 to the Agreement and Plan of Merger, dated as of June 10, 2016, by and among Polycom, Inc., Mitel Networks Corporation and Meteor Two, LLC (which is incorporated by reference to Exhibit 2.1 to Mitel’s Amendment No. 1 to the Registration Statement on Form S-4 filed with the Commission on June 10, 2016).

10.2

Notice of Termination and Waiver, between Polycom and Mitel Networks Corporation (which is incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 2016).

31.1(1)	Certification of the President and Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
31.2(1)	Certification of the Chief Financial Officer, Chief Accounting Officer and Executive Vice President pursuant to Securities Exchange Act Rules 13a-14(c) and 15d-14(a).
32.1(1)	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Calculation Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Filed herewith.